Form 10-Q
period 2020-06-30
Zentalis Pharmaceuticals, Inc.
filed 2020-08-13
CIK 1725160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 11, 2020, the registrant had 40,002,821 shares of common stock, $0.001 par value per share, outstanding.

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
ii

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
iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
Zentalis Pharmaceuticals, Inc. (Successor to Zentalis Pharmaceuticals, LLC)
FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except unit and share amounts)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$96,016	$67,246
Marketable securities, available-for-sale	137,175	—
Accounts receivable from government grants, net	73	140
Prepaid expenses and other current assets	5,217	1,505
Total current assets	238,481	68,891
Property and equipment, net	481	501
Operating lease right-of-use assets	2,090	2,335
Prepaid expenses and other assets	3,218	2,134
Deferred financing costs	—	841
Goodwill	3,736	3,736
In-process research and development	8,800	8,800
Restricted cash	411	243
Total assets	$257,217	$87,481
LIABILITIES, CONVERTIBLE PREFERRED UNITS AND EQUITY/(DEFICIT)
Current liabilities
Accounts payable	$4,217	$4,289
Accrued expenses	11,350	10,608
Total current liabilities	15,567	14,897
Deferred tax liability	2,463	2,463
Other long-term liabilities	1,262	1,700
Total liabilities	19,292	19,060
Commitments and contingencies
Convertible preferred units; Redemption value of $146,944,000 at December 31, 2019	—	141,706
EQUITY (DEFICIT)
Class A common units; 20,000,000 units authorized; 5,601,478 units issued and outstanding at December 31, 2019	—	709
Class B common units, 3,458,522 units authorized; 2,670,668 units issued and outstanding at December 31, 2019	—	2,178
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2020	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 35,878,108 shares issued and outstanding at June 30, 2020	36	—
Additional paid-in capital	339,160	—
Accumulated other comprehensive income	4	—
Accumulated deficit	(125,976)	(82,993)
Total stockholders’ equity/members’ (deficit)	213,224	(80,106)
Noncontrolling interests	24,701	6,821
Total equity (deficit)	237,925	(73,285)
Total liabilities, convertible preferred units and equity (deficit)	$257,217	$87,481

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc. (Successor to Zentalis Pharmaceuticals, LLC)
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per unit and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating Expenses
Research and development	$17,452	$8,689	$30,710	$15,778
General and administrative	9,924	1,946	13,065	3,579
Total operating expenses	27,376	10,635	43,775	19,357
Operating loss	(27,376)	(10,635)	(43,775)	(19,357)
Other Income (Expense)
Investment and other income, net	84	49	248	111
Net loss before income taxes	(27,292)	(10,586)	(43,527)	(19,246)
Income tax expense	—	11	—	14
Net loss	(27,292)	(10,597)	(43,527)	(19,260)
Net loss attributable to noncontrolling interests	(435)	(127)	(544)	(447)
Net loss attributable to Zentalis	$(26,857)	$(10,470)	$(42,983)	$(18,813)
Net loss per common share outstanding, basic and diluted	$(0.78)	$—	$(2.53)	$—
Net loss per Class A common unit outstanding, basic and diluted	$—	$(1.87)	$—	$(3.36)
Common shares/units used in computing net loss per share/Class A common unit, basic and diluted	34,353	5,601	16,978	5,601

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc. (Successor to Zentalis Pharmaceuticals, LLC)
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	(27,292)	(10,597)	(43,527)	(19,260)
Other comprehensive income:
Unrealized gain on marketable securities	4	—	4	—
Total comprehensive loss	$(27,288)	$(10,597)	$(43,523)	$(19,260)
Comprehensive loss attributable to noncontrolling interests	(435)	(127)	(544)	(447)
Comprehensive loss attributable to Zentalis	$(26,853)	$(10,470)	$(42,979)	$(18,813)

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc. (Successor to Zentalis Pharmaceuticals, LLC)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Operating Activities:
Consolidated net loss	$(43,527)	$(19,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	76	45
Share-based compensation	8,010	250
Amortization of premiums on marketable securities, net	65	—
Changes in operating assets and liabilities:
Accounts receivable	67	597
Prepaid expenses and other assets	(4,796)	(384)
Accounts payable and accrued liabilities	1,212	2,701
Operating lease right-of-use assets and liabilities, net	(11)	87
Net cash used in operating activities	(38,904)	(15,964)
Investing activities:
Purchases of marketable securities	(137,236)	—
Purchases of property and equipment	(56)	(209)
Net cash used in investing activities	(137,292)	(209)
Financing Activities:
Proceeds from issuance of common stock in initial public offering, net	172,482	—
Contributions from noncontrolling interest owners, net	18,424	—
Proceeds from the issuance of Series C convertible preferred units, net	14,228	—
Net cash provided by financing activities	205,134	—
Net increase/(decrease) in cash, cash equivalents and restricted cash	28,938	(16,173)
Cash, cash equivalents and restricted cash at beginning of period	67,489	25,154
Cash, cash equivalents and restricted cash at end of period	$96,427	$8,981
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$2,675
Costs incurred in connection with initial public offering included in accounts payable and accrued expenses	$70	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows for the periods presented:

	June 30,
	2020	2019
Cash and cash equivalents	$96,016	$8,738
Restricted cash, non-current	411	243
Total cash, cash equivalents and restricted cash reported in the Consolidated Statement of Cash Flows	$96,427	$8,981
See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc. (Successor to Zentalis Pharmaceuticals, LLC)
Condensed Consolidated Statements of Changes in Convertible Preferred Units and Members’/Stockholders’ Equity/(Deficit)
(In thousands)

	Three Months Ended June 30, 2020
			Zentalis Members/Stockholders
	Convertible Preferred Units		Convertible Preferred Units		Class A Common Units		Class B Common Units		Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Balance at March 31, 2020	10,817	$155,934	—	$—	5,601	$709	2,607	$2,507	—	$—	$—	$—	$(99,119)	$6,712	$(89,191)
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions and offering costs	—	—	—	—	—	—	—	—	10,589	11	172,354	—	—	—	172,365
Contributions from noncontrolling interest owners	—	—	—	—	—	—	—	—	—	—	—	—	—	18,424	18,424
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	7,681	—	—	—	7,681
Conversion of convertible preferred units to common stock	(10,817)	(155,934)	—	—	—	—	—	—	15,011	15	155,919	—	—	—	155,934
Conversion of common and incentive units to common and restricted stock	—	—	—	—	(5,601)	(709)	(2,607)	(2,507)	10,278	10	3,206	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	4	—	—	4
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	(435)	(435)
Net loss attributable to Zentalis	—	—	—	—	—	—	—	—	—	—	—	—	(26,857)	—	(26,857)
Balance at June 30, 2020	—	$—	—	$—	—	$—	—	$—	35,878	$36	$339,160	$4	$(125,976)	$24,701	$237,925

	Six Months Ended June 30, 2020
			Zentalis Members/Stockholders
	Convertible Preferred Units		Convertible Preferred Units		Class A Common Units		Class B Common Units			Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Units		Amount	Shares	Amount
Balance at December 31, 2019	9,950	$141,706	—	$—	5,601	$709	2,671		$2,178	—	$—	$—	$—	$(82,993)	$6,821	$(73,285)
Issuance of Series C convertible preferred units at $17.50 per unit net of issuance costs	867	14,228	—	—	—	—	—		—	—	—	—	—	—	—	—
Cancellation of profit interest awards, net	—	—	—	—	—	—	(64)		—	—	—	—	—	—	—	—
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions and offering costs	—	—	—	—	—	—	—		—	10,589	11	172,354	—	—	—	172,365
Contributions from noncontrolling interest owners	—	—	—	—	—	—	—		—	—	—	—	—	—	18,424	18,424
Share-based compensation expense	—	—	—	—	—	—	—		329	—	—	7,681	—	—	—	8,010
Conversion of convertible preferred units to common stock	(10,817)	(155,934)	—	—	—	—	—		—	15,011	15	155,919	—	—	—	155,934
Conversion of common and incentive units to common and restricted stock	—	—	—	—	(5,601)	(709)	(2,607)		(2,507)	10,278	10	3,206	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—		—	—	—	—	4	—	—	4
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—		—	—	—	—	—	—	(544)	(544)
Net loss attributable to Zentalis	—	—	—	—	—	—	—		—	—	—	—	—	(42,983)	—	(42,983)
Balance at June 30, 2020	—	$—	—	$—	—	$—	—	$	$—	35,878	$36	$339,160	$4	$(125,976)	$24,701	$237,925

	Three Months Ended June 30, 2019
			Zentalis Members
	Convertible Preferred Units		Convertible Preferred Units		Class A Common Units		Class B Common Units		Accumulated Deficit	Noncontrolling Interests	Total Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at March 31, 2019	—	$—	5,103	$59,830	5,594	$674	1,660	$1,725	$(45,673)	$7,216	$23,772
Issuance of profit interest awards, net	—	—	—	—	—	—	9	—	—	—	—
Share-based compensation expense	—	—	—	—	—	2	—	119	—	—	121
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	—	(127)	(127)
Net loss attributable to Zentalis	—	—	—	—	—	—	—	—	(10,470)	—	(10,470)
Balance at June 30, 2019	—	$—	5,103	$59,830	5,594	$676	1,669	$1,844	$(56,143)	$7,089	$13,296

	Six Months Ended June 30, 2019
			Zentalis Members
	Convertible Preferred Units		Convertible Preferred Units		Class A Common Units		Class B Common Units		Accumulated Deficit	Noncontrolling Interests	Total Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2018	—	$—	5,103	$59,830	5,594	$672	1,612	$1,598	$(37,330)	$7,536	$32,306
Issuance of profit interest awards, net	—	—	—	—	—	—	57	—	—	—	—
Share-based compensation expense	—	—	—	—	—	4	—	246	—	—	250
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	—	(447)	(447)
Net loss attributable to Zentalis	—	—	—	—	—	—	—	—	(18,813)	—	(18,813)
Balance at June 30, 2019	—	$—	5,103	$59,830	5,594	$676	1,669	$1,844	$(56,143)	$7,089	$13,296

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc. (Successor to Zentalis Pharmaceuticals, LLC)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Business
Organization
Zentalis Pharmaceuticals, Inc. (successor to Zentalis Pharmaceuticals, LLC) (“Zentalis”, “We” or the “Company”) is a clinical-stage pharmaceutical company focused on discovering and developing clinically differentiated, novel small molecule therapeutics targeting fundamental biological pathways of cancer. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. To date, all of the Company’s revenue has been generated in the United States. All of the Company’s tangible assets are held in the United States.
The Company was formed and incorporated in the state of Delaware as Zeno Pharmaceuticals, Inc. on December 23, 2014. Effective November 21, 2017, Zeno Pharma, LLC was formed by the shareholders of Zeno Pharmaceuticals, Inc. On December 21, 2017, Zeno Pharmaceuticals, Inc. became a wholly owned subsidiary of Zeno Pharma, LLC. In connection with this restructuring, the rights and preferences of the Preferred Stock of Zeno Pharmaceuticals, Inc. were exchanged for preferred units with similar rights and preferences of Zeno Pharma, LLC. As part of the restructuring, the employees, consultants and board members of Zeno Pharmaceuticals, Inc. exchanged their equity grants in Zeno Pharmaceuticals, Inc. stock for Class B common units in Zeno Pharma, LLC. Additionally, existing common stockholders of Zeno Pharmaceuticals, Inc. exchanged their common stock for Class A common units in Zeno Pharma, LLC. All exchanges were made on a one-for-one basis. The restructuring was accounted for as a common control transaction. In December 2019, the Company was renamed to Zentalis Pharmaceuticals, LLC.
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
On May 19, 2020, the Company announced the closing of a Series A financing of Zentera Therapeutics, Ltd. (“Zentera”), a majority owned biopharmaceutical company with headquarters in Shanghai, China. Contributions from non-controlling interest members totaled $20.0 million before issuing costs of $1.6 million. The Company holds 60.2% equity interest in Zentera for purposes of the development and commercialization of ZN-c5, ZN-d5 and ZN-c3 for the treatment or preventions of disease, other than for pain, in the People’s Republic of China, Macau, Hong Kong and Taiwan. Two of our executives entered into restricted stock purchase agreements with Zentera. The associated shares vest over four years.

On August 3, 2020, the Company completed a follow-on offering in which the Company issued and sold 4,125,000 shares of common stock at a public offering price of $35.00 per share. The Company’s aggregate gross proceeds from the sale of shares in the follow-on offering was $144.4 million before estimated fees and expenses of

$9.4 million. The Company granted the underwriters an option for a period of 30 days to purchase up to 618,750 additional shares of common stock.
Liquidity
Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The Company determined that there are no conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that the interim unaudited condensed consolidated financial statements for the quarter ended June 30, 2020 are issued.
2. Interim Unaudited Financial Statements
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. The year-end condensed consolidated balance sheet data was derived from the Company’s audited financial statements but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2019 included in the Company’s final prospectus for its IPO, filed pursuant to Rule 424(b) under the Securities Exchange Act of 1933, as amended, with the SEC on April 6, 2020. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operation for the periods presented, with such adjustments consisting only of normal recurring adjustments.
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
Marketable Securities
Marketable securities are investments with original maturities of more than ninety days from the date of purchase that we have the ability to liquidate to fund current operations. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term investments on the accompanying condensed consolidated balance sheets Marketable securities are considered available-for-sale and are carried at fair value with unrealized gains and losses recorded in other comprehensive income (loss) and included as a separate component of stockholders’ deficit. The cost of marketable securities is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in investment and other income, net in the interim unaudited condensed consolidated statements of operations. We assess whether our available-for-sale debt securities in an unrealized loss position have credit-related losses and record such losses, and any subsequent improvements as interest income, through an allowance account. We use the specific identification method for calculating realized gains and losses on marketable securities sold. Realized gains and losses on marketable securities, if any, are included in investment and other income, net in the interim unaudited condensed consolidated statements of operations.
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
In accordance with the authoritative guidance, we concluded that Kalyra is a business consisting of inputs, employees, intellectual property and processes capable of producing outputs. Additionally, we have concluded that Kalyra is a variable interest entity, we are the primary beneficiary and have the power to direct the activities that most significantly affect Kalyra’s economic performance through common management and our board representation. Prior to the change of control, Zentalis and Kalyra transacted for the delivery of research and development services and support. The financial position and results of operations of Kalyra have been included in our consolidated financial statements from the date of the initial investment.
Pursuant with authoritative guidance, we have recorded the identifiable assets, liabilities and noncontrolling interests in the VIE at their fair value upon initial consolidation. The identified goodwill is comprised of the workforce and expected synergies from combining the entities. Total assets and liabilities of Kalyra as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$430	$712
Other current assets	51	21
In-process research and development	8,800	8,800
Goodwill	3,736	3,736
Other long-term assets	—	14
Accounts payable and accrued expenses	65	391
Deferred tax liability	2,463	2,463
Noncontrolling interests	$6,643	$6,821
The liabilities recognized as a result of consolidating Kalyra do not represent additional claims on our general assets. Pursuant to the authoritative guidance, the equity interest in Kalyra not owned by Zentalis is reported as a noncontrolling interest on our consolidated balance sheets.
The following is a reconciliation of equity (net assets) attributable to the noncontrolling interest (in thousands):

June 30,
2020
Noncontrolling interest at beginning of period	$6,821
Net loss attributable to noncontrolling interest	(178)
Noncontrolling interest at end of period	$6,643
4. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$32,975	$—	$(6)	$32,969
Corporate Debt Securities	19,957	—	(4)	19,953
US Government Agencies	48,254	19	(4)	48,269
US Treasury	35,985	—	(1)	35,984
	$137,171	$19	$(15)	$137,175

As of June 30, 2020, fourteen of our available-for-sale debt securities with a fair market value of $83.4 million were in a gross unrealized loss position of fifteen thousand. When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of June 30, 2020, because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

June 30, 2020
Estimated Fair Value
Due within one year	$127,173
After one but within five years	10,002
$137,175

The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	June 30, 2020			December 31, 2019
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$56,039	$—	$56,039	$62,961	$—	$62,961
US Government Agencies	—	10,002	10,002	—	—	—
US Treasury	—	5,020	5,020			—
Corporate Debt Securities	—	3,085	3,085			—
Total cash equivalents:	56,039	18,107	74,146	62,961	—	62,961

Available-for-sale marketable securities:
Commercial paper	—	32,969	32,969	—	—	—
Corporate Debt Securities	—	19,953	19,953	—	—	—
US Government Agencies	—	48,269	48,269	—	—	—
US Treasury	35,984	—	35,984	—	—	—
Total available-for-sale marketable securities:	35,984	101,191	137,175	—	—	—

Total assets measured at fair value	$92,023	$119,298	$211,321	$62,961	$—	$62,961

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2020. We had no instruments that were classified within Level 3 as of June 30, 2020 or December 31, 2019.

5. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Prepaid insurance	$2,435	$150
Prepaid software licenses and maintenance	349	238
Prepaid research and development expenses	5,144	2,985
Other prepaid expenses	507	266
Total prepaid expenses and other current assets	8,435	3,639
Less long-term portion	3,218	2,134
Total prepaid expenses and other assets, current	$5,217	$1,505
6. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Computer and Office Equipment	$298	$243
Lab Equipment	345	401
Leasehold Improvements	24	24
Subtotal	667	668
Accumulated depreciation and amortization	(186)	(167)
Property and equipment, net	$481	$501
Depreciation and amortization expense for the three months ended June 30, 2020 and 2019 was approximately thirty-eight thousand and twenty-four thousand, respectively. Depreciation and amortization expense for the six months ended June 30, 2020 and 2019 was approximately seventy-six thousand and forty-five thousand, respectively.
7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued research and development expenses	$6,393	$5,465
Accrued employee expenses	3,025	2,977
Accrued general and administrative expenses	1,048	1,356
Lease liability	810	781
Other	74	29
Total accrued expenses	$11,350	$10,608

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
There were no authorized, issued, and outstanding shares of convertible preferred units at June 30, 2020. As of December 31, 2019, the authorized, issued, and outstanding units of convertible preferred units were as follows:

	December 31, 2019
Series	Units Authorized	Units Issued and Outstanding	Liquidation Value	Carrying Value
Series A convertible preferred units	1,579,309	1,579,309	$18,319,984	$18,225,809
Series B convertible preferred units	3,523,739	3,523,739	43,800,076	41,603,945
Series C convertible preferred units	5,714,300	4,847,106	84,824,355	81,876,092
Total	10,817,348	9,950,154	$146,944,415	$141,705,846
During 2019, we reclassified the convertible preferred units from members’ equity to temporary equity because, in conjunction with the Series C convertible preferred units issuance, all units were now deemed to contain contingent liquidation features that are not solely within our control. During the year ended December 31, 2019 and prior to the conversion of convertible preferred units into common stock in conjunction with our IPO on April 2, 2020, we did not adjust the carrying values of the convertible preferred units to the deemed redemption values of such units since a liquidation event was not probable.

Dividends
Dividends are payable if and when declared by the Board of Directors. No dividends have been declared prior to the conversion of convertible preferred units into common stock in conjunction with our IPO on April 2, 2020.
Conversion
Each Series A preferred unit, Series B preferred unit and Series C preferred unit was convertible at the option of the holder thereof, at any time after the issuance of such unit, into Class A common units at a conversion price equal to the original purchase price (subject to anti-dilution adjustments, discussed below) which was $11.60, $12.43 and $17.50 per unit, respectively. The convertible preferred units automatically converted at the then applicable conversion rate upon the closing of a firm commitment underwritten public offering of shares of a successor corporations’ common stock, at a public offering price per share of equal to or greater than the Series C original purchase price (as adjusted for any stock splits, stock dividends, combinations or other similar recapitalization) resulting in aggregate gross cash proceeds of at least $75.0 million (a “Qualified IPO”). Additionally, the convertible preferred units would have automatically converted into common stock, at the then applicable conversion rate, upon written consent of a majority of the then outstanding Series A, Series B and Series C convertible preferred units (voting as a separate class on an as converted to Common Unit basis). In conjunction with our IPO on April 2, 2020, which constituted a Qualified IPO, all convertible preferred units were converted into common stock.
Anti-dilution protection
The holders of the convertible preferred unit had proportional anti-dilution protection for unit splits, unit dividends and similar recapitalizations. Subject to certain exclusions, anti-dilution price protection for additional sales of securities by us for consideration per unit less than the applicable conversion price per unit of any series of convertible preferred stock, was on a broad-based weighted average basis.
Protective rights
The holders of the convertible preferred units had certain protective rights, including, without limitation, regarding the authorization, alteration, redemption, or sale of Class B common units; commencement of a liquidation or deemed liquidation event; entrance into a joint venture or partnership; any incurrence of indebtedness; certain transactions that exceed a certain dollar threshold; changes to our governing documents; or the declaration of any dividends. Such actions were required to be approved by a majority of the then outstanding Series A, Series B and Series C convertible preferred unit holders (voting as a single class and on an as-converted basis), as specified in the amended and restated LLC agreement. An increase or decrease in the authorized number of Directors constituting the Board or the creation of a membership interest or equity security senior to or pari passu with Series C convertible preferred units was required to be approved by a majority of the then outstanding Series C convertible preferred Units (voting as a separate class on an as converted basis).
Redemption
The Series A, Series B and Series C convertible preferred units were not redeemable except in the event of certain effected deemed liquidation events. As of immediately prior to our IPO on April 2, 2020 and December 31, 2019, we had classified convertible preferred units as temporary equity in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities whose redemption is based upon certain change in control events outside of our control, including liquidation, sale or transfer of control of the Company. We did not adjust the carrying value of the convertible preferred units to the deemed redemption values of such units since a liquidation event was not probable.
Liquidation preference
In the event of the dissolution, liquidation, merger or winding up of the Company, the holders of Series C convertible preferred units were entitled to receive, on a pro rata basis in respect of each such Series C convertible preferred unit, a preference amount of $17.50 per Series C convertible unit (as adjusted for any unit splits, dividends, combinations, recapitalizations or the like).
Subsequent to the payment of the Series C convertible preferred unit preferences, Series A and Series B convertible preferred units were entitled to receive, on a pro rata basis in respect of each convertible preferred unit in proportion to the relative preference amount of each preferred unit, a preference amount of $11.60 and $12.43 per unit of Series A and Series B convertible preferred units (as adjusted for any units splits, dividend, combinations, recapitalizations of the like), respectively.
Subsequent to the payment of the Series C, Series A and Series B convertible preferred unit preferences, Series A, Series B and Series C convertible preferred units were entitled to receive, on an as converted to common unit pro rata basis, an amount equal to distributions made to Class A common units prior to all unit classes sharing in distributions on a pro rata basis. Thereafter, Series A, Series B and Series C convertible preferred units and Series A and Series B common units were entitled to receive the remaining assets of the Company available for distribution to its unit holders pro rata based on the number of common units held by each holder, treating for these purposes as if all units had been converted to common.
Voting Rights
The holders of all units other than Class B common units that were unvested were to vote together as a single class. Each holder of Series A, Series B and Series C convertible preferred units were entitled to the number of votes calculated on an as converted to Class A common unit basis.
9. Equity and Share-based Compensation
In November 2017, Zentalis Pharmaceuticals, LLC was formed in the state of Delaware. In conjunction with a corporate restructuring, Zeno Pharmaceuticals, Inc., a Delaware Corporation formed in 2014, was acquired by the Company pursuant to a merger agreement and became a wholly owned subsidiary of the Company. Per the terms of the merger agreement, each share of Zeno Pharmaceuticals, Inc. common stock issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive one Class A common unit and each share of Zeno Pharmaceuticals, Inc. Series A preferred stock issued and outstanding immediately prior to the effective date of the merger converted into the right to receive one Series A preferred unit. As of the effective time of the merger agreement, all outstanding options to purchase shares of Zeno Pharmaceuticals, Inc. common stock were cancelled and replaced with profit interest awards in the LLC.
In connection with the December 2017 corporate restructuring, we amended and restated the LLC agreement, and as amended, the capital units of the Company consisted of 1,638,000 authorized Series A preferred units, 3,621,000 authorized Series B preferred units, 15,000,000 authorized Class A common units and 872,620 authorized Class B common units.
Class A Common Units
In conjunction with the corporate restructuring in December 2017, 5,187,554 shares of common stock issued and outstanding and 406,831 shares of common stock subject to future vesting provisions of Zeno Pharmaceuticals, Inc. were converted into an equal number of Class A common units of Zentalis Pharmaceuticals, LLC. During the three months ended June 30, 2020 and 2019, we did not issue any Class A common units. As of June 30, 2020 and 2019, zero and 9,572 Class A common units were subject to future vesting conditions, respectively. During the year ended December 31, 2019, 7,093 Class A common units were issued and 9,572 Class A common units were subject to future vesting conditions. In September 2019, the number of authorized Class A common units was increased to 20,000,000.

Class B Common Units
In conjunction with the corporate restructuring in December 2017, 703,000 options exercisable into Zeno Pharmaceuticals, Inc. common stock were converted into an equal number of Class B common units of Zentalis Pharmaceuticals, LLC. In September 2019, the number of authorized Class B common units was increased to 3,458,522.
IPO
On April 2, 2020 and immediately prior to the effectiveness of the Company’s IPO, Zentalis Pharmaceuticals, LLC converted from a Delaware limited liability company into a Delaware corporation pursuant to a statutory conversion, and changed its name to Zentalis Pharmaceuticals, Inc. In order to consummate the corporate conversion, a certificate of conversion was filed with the Secretary of State of the State of Delaware. All of the outstanding units of Zentalis Pharmaceuticals, LLC converted into shares of common stock of Zentalis Pharmaceuticals, Inc. based upon the value of Zentalis Pharmaceuticals, Inc. at the time of the IPO with a value implied by the price of the shares of common stock sold in the IPO. No cash or fractional shares of common stock were issued in connection with the corporate conversion. Based on the IPO price of $18.00 per share of common stock, all of the outstanding units converted into an aggregate of 25,288,854 shares of common stock (including 1,160,277 shares of restricted common stock).
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
Share-based Compensation
In the Company’s 2017 Profit Interest Plan (the Plan) as approved and adopted by the Board of Directors on December 21, 2017, the Company was authorized to issue up to 3,458,522 shares of Class B common units, subject to restrictions as described in the Plan. The Plan was terminated in April 2020. In April 2020, the Company’s board of directors adopted, and the Company’s stockholders approved the 2020 Incentive Award Plan (the 2020 Plan), which became effective upon the corporate conversion. The number of common shares initially available for issuance under the 2020 Plan is the sum of (1) 5,600,000 shares of common stock; plus (2) any shares forfeited from the unvested restricted shares of our common stock issued upon conversion of unvested Class B common units (up to 1,250,000 shares); plus (3) an annual increase on the first day of each fiscal year beginning with the fiscal year ending December 31, 2021 and continuing to, and including, the fiscal year ending December 31, 2030, equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by our board of directors.
During the six months ended June 30, 2020, the Company granted 70,000 Class B common units to employees and directors under the Plan. The weighted average fair value of incentive units granted in the six months ended June 30, 2020 was $3.06 per unit. In April 2020, each outstanding Class B common unit was converted into a number of shares of common stock and restricted common stock based upon the IPO price. The restricted common stock issued in respect of Class B common units continues to be subject to vesting in accordance with the vesting schedule that was applicable to such Class B common units. The Company granted 1,160,277 shares of restricted common stock to employees, consultants and directors as part of the conversion. From and after the IPO, Company also granted 1,970,671 stock options to purchase shares of common stock to employees and directors who were holders of Class B common units at the time of the incentive unit conversion and in new employee grants. The weighted average fair value of stock options granted to employees and directors in the six months ended June 30, 2020 was $11.97 per share.
Total share-based compensation expense related to share based awards was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development expense	$2,291	$63	$2,426	$129
General and administrative expense	5,390	58	5,584	121
Total share-based compensation expense	$7,681	$121	$8,010	$250

Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Profit Interest Award Units	$—	$121	$329	$250
Stock Options	1,602	—	1,602	—
RSAs and RSUs	6,079	—	6,079	—
	$7,681	$121	$8,010	$250

The fair value of the Class B common unit awards was estimated using an option pricing model with the following assumptions:

	Six Months Ended June 30,
	2020	2019
Members’ equity value (in thousands)	$271,207	$197,041
Threshold amounts (in thousands)	$309,824	$143,800
Risk free rate	1.5%	1.5%
Volatility	75.0%	75.0%
Time to liquidity (in years)	1.1	1.3
Lack of marketability discount	26.5%	1.9%
Grant date fair value	$3.06	$1.88

The Black-Scholes-Merton option pricing model (“Black-Scholes model) is used to estimate the fair value of each Class B common unit award on the date of grant. The members’ equity value was based on a recent enterprise valuation analysis performed. The threshold amounts are based on the discretion of the Board of Directors at the time of grant. The expected life of the Class B common unit awards granted during the period presented was determined based on an expected liquidation event under the plan. We applied the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant consistent with the life of the award. The expected volatility was based on a peer group in the industry in which the Company does business consistent with the expected time to liquidity. The dividend yield was set at zero as the underlying security does not and is not expected to pay a dividend. The Finnerty model and the Asian Protective Put Model methods were used to estimate the discount for lack of marketability inherent to the awards.
The Class B common units issued have been classified as equity awards, and share-based compensation expense is based on the grant date fair value of the award. During the six months ended June 30, 2020 and 2019, we issued 70,000 and 91,000 Class B common units, respectively. As of June 30, 2020 and December 31, 2019, zero and approximately 1.7 million unvested Class B common units were outstanding, respectively.
The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company estimates expected volatility based on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company uses the “simplified method” for estimating the expected term of employee options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years). The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not issued any dividends and does not expect to issue dividends over the life of the options. As a result, the Company has estimated the dividend yield to be zero. The fair value of the stock options granted during the three and six months ended June 30, 2020 was determined with the following assumptions:

June 30, 2020
Expected volatility	77.5%
Average expected term (in years)	6
Risk-free interest rate	0.5%
Expected dividend yield	—%

Total unrecognized estimated compensation cost by type of award and the weighted average requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	June 30, 2020
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$22,184	3.67
RSAs	3,030	2.97
RSUs	$22,273	1.38

During the six months ended June 30, 2020, we did not issue any shares of common stock in connection with the exercises of stock options. For the six months ended June 30, 2020, we issued 97,241 shares of common stock upon the vesting of certain RSAs. Stock options and unvested restricted awards totaling approximately 2.0 million shares and 1.1 million shares of our common stock were outstanding as of June 30, 2020.
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
Leases
Our commitments include payments related to operating leases. Approximate annual future minimum operating lease payments as of June 30, 2020 are as follows (in thousands):

Year	Operating Leases
2020	$512
2021	1,044
2022	661
2023	187
Total minimum lease payments:	2,404
Less: imputed interest	(303)
Total operating lease liabilities	2,101
The weighted-average remaining lease term of our operating leases is approximately 2.4 years. As of June 30, 2020, we had entered an additional lease for real estate that has not yet commenced with total minimum lease payments of approximately $23.1 million. This lease was expected to commence in the first quarter of 2021 and had a lease term of 10 years. In July 2020, we entered into the Lease Termination Agreement (as defined below) with respect to the lease. As consideration for the landlord’s agreement to enter into the Lease Termination Agreement and accelerate the expiration date of the term of the lease, we paid to the landlord a fee of approximately $0.9 million.

11. Net Loss Per Common Share/Class A Common Unit
Basic and diluted net loss per common share/Class A common unit were calculated as follows (in thousands except per share and per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to Zentalis	$(26,857)	$(10,470)	$(42,983)	$(18,813)
Denominator:
Weighted average number of common shares/Class A common units outstanding, basic and diluted	34,353	5,601	16,978	5,601
Net loss per common share	$(0.78)	$—	$(2.53)	$—
Net loss per Class A common unit	$—	$(1.87)	$—	$(3.36)
Our potential and dilutive securities, which include outstanding stock options, unvested RSAs, unvested RSUs and preferred units, have been excluded from the computation of diluted net loss per common share/Class A common unit as the effect would be anti-dilutive. We considered the impact of presenting a separate earnings per unit calculation for Class B common units. However, as earnings and losses are only allocable to Class B common units after the applicable threshold has been met, and such thresholds have not been met for earnings per unit purposes, no losses were allocated to Class B common units.
The following common stock/Class A common unit equivalents have been excluded from the calculations of diluted net loss per common share/Class A common unit because their inclusion would be antidilutive (in thousands).

	June 30,
	2020	2019
Preferred units, as if converted to Class A common units	—	5,103
Incentive units—Class B common units	—	1,669
Outstanding stock options	1,986	—
Unvested RSAs	1,063	—
Unvested RSUs	1,146	—
	4,195	6,772
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
The Master Services Agreement was entered into in January 2015 and states that Kalyra may provide research and development services to us and that we shall reimburse such expenses on a time and materials basis based on the initial statements of work. For each of the three months ended June 30, 2020 and 2019, we did not incur any expense wth Kalyra. For the six months ended June 30, 2020 and 2019, we incurred approximately seventeen thousand and five thousand dollars of expense with Kalyra, respectively, that was eliminated in consolidation for research and development services provided. As of June 30, 2020 and 2019, there was no balance due to Kalyra.
We entered into an Intercompany Services Agreement with Kalyra in January 2018 which states that we may provide research and development services to Kalyra and that Kalyra shall reimburse such expenses on a time and materials basis. For each of the three months ended June 30, 2020 and 2019, we provided $0.1 million of research and development services to Kalyra that we eliminated in consolidation. For the six months ended June 30, 2020 and 2019, we provided $0.2 million and $0.3 million of research and development services to Kalyra that was eliminated in consolidation, respectively. As of June 30, 2020 and 2019, $0.1 million and $0.4 million was due from Kalyra and eliminated in consolidation, respectively.
On June 1, 2020, we entered into an equipment purchase and sale agreement with Kalyra to purchase $0.4 million of equipment and related tangible assets to be used in our operations. As of June 30, 2020, there was no balance due to Kalyra for the transaction.

13. Subsequent Events
Lease Termination
On July 14, 2020, Zeno Management, Inc. (“Zeno”), a wholly-owned subsidiary of the Company, entered into an Agreement for Termination of Lease and Voluntary Surrender of Premises with ARE-SD Region No. 44, LLC (“Landlord”) for certain premises located at 10578 Science Center Drive, San Diego, California (the “Lease Termination Agreement ”). The Lease Termination Agreement provides that the Lease Agreement, dated as of January 14, 2020, by and between Zeno and Landlord (as the same may have been amended, the “Lease”) will terminate provided that Landlord enters into a lease agreement with a new tenant on or before August 7, 2020 (the “Condition Precedent”). On July 27, 2020, Landlord delivered notice to Zeno that the Condition Precedent had been satisfied and that the Lease has been terminated as of July 27, 2020.

As consideration for Landlord’s agreement to enter into the Lease Termination Agreement and accelerate the expiration date of the term of the Lease to the date the Condition Precedent is satisfied, Zeno paid to Landlord a fee of approximately $0.9 million.

Eli Lilly and Company Clinical Trial Collaboration and Supply Agreement
In July 2020, we entered into a clinical trial collaboration and supply agreement with Eli Lilly and Company (“Lilly”), to evaluate the safety, tolerability and efficacy of ZN-c5 in combination with their CDK4/6 inhibitor, abemaciclib, in a Phase 1b open label multi-center clinical trial that we intend to initiate in the second half of 2020. Pursuant to this agreement, we will be responsible for the conduct and cost of the relevant studies. Lilly is obligated to supply abemaciclib for use in the trial, at no cost to us.

Follow-On Public Offering
On August 3, 2020, pursuant to its registration statement on Form S-1 (Registration No. 333-240115), as amended, filed with the SEC on July 27, 2020, the Company completed a follow-on offering of its common stock. The Company issued and sold 4,125,000 shares of its common stock at a public offering price of $35.00 per share, resulting in net proceeds of approximately $135.0 million, after deducting estimated underwriting discounts and commissions. The Company granted the underwriters an option for a period of 30 days to purchase up to 618,750 additional shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition and operating results should be read together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and the related notes included in our final prospectus, dated July 29, 2020, filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424(b)(4) relating to our registration statement on Form S-1 (Registration No. 333-240115), as amended (the “Follow-On Prospectus”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. As a result of many important factors, such as those set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.
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
We are developing a broad pipeline of product candidates with an initial focus on validated oncology targets with the potential to address large patient populations. Our lead product candidate, ZN-c5, is an oral selective estrogen receptor degrader, or SERD, currently in a Phase 1/2 clinical trial for the treatment of estrogen receptor-positive, human epidermal growth factor receptor 2-negative, or ER+/HER2-, advanced or metastatic breast cancer. We have designed ZN-c5 to have high potency and selectivity, as well as favorable tolerability and pharmacokinetic, or PK, properties. We intend to initiate the Phase 2 monotherapy and combination (with palbociclib) portions of this Phase 1/2 trial in the first half of 2021. In addition, we plan to initiate a Phase 1b open label, multi-center trial evaluating ZN-c5 in combination with abemaciclib (marketed as Verzenio ® by Lilly) in patients with ER+/HER2- advanced or metastatic breast cancer in the second half of 2020 as part of a clinical research collaboration with Lilly. Abemaciclib is a CDK 4/6 inhibitor FDA approved for the treatment of HR+/HER2- advanced or metastatic breast cancer in combination with fulvestrant, aromatase inhibitors or as a single agent in certain patients with disease progression following treatment with prior endocrine therapy or chemotherapy regimens. We also intend to initiate, subject to feedback from the FDA, a Phase 2/3 clinical trial evaluating ZN-c5 in earlier stage breast cancer patients in 2021 and to initiate a Phase 1b clinical trial evaluating ZN-c5 in combination with ZN-d5, our BCL-2 inhibitor product candidate, in patients with ER+/HER2- breast cancer in 2021. Our other product candidates include ZN-c3, an inhibitor of WEE1, a protein tyrosine kinase, currently in a Phase 1/2 clinical trial for the treatment of advanced solid tumors; ZN-d5, a selective inhibitor of B-cell lymphoma 2, or BCL-2, initially in development for the treatment of hematological malignancies; and ZN-e4, an irreversible inhibitor of epidermal growth factor receptor, or EGFR, currently in a Phase 1/2 clinical trial for the treatment of advanced non-small cell lung cancer, or NSCLC. We expect to report topline results from the Phase 1 portion of the ongoing trials of each of ZN-c3 and ZN-e4 in 2021, and to initiate a Phase 1 clinical trial of ZN-d5 in patients with acute myeloid leukemia, or AML, or B-cell lymphoma in the first half of 2021. In addition, we plan to initiate a Phase 1b clinical trial evaluating ZN-c3 in combination with chemotherapy in patients with advanced ovarian cancer in the second half of 2020 and a Phase 2 trial evaluating ZN-c3 as monotherapy in patients with uterine serous carcinoma, or USC, in 2021. USC comprises 10%, and has the highest mortality rate, of all endometrial cancers, with approximately 6,000 new cases and 4,500 deaths in the United States per year. We continue to actively evaluate other potential combinations for the future clinical development of ZN-c3, and intend to initiate two additional Phase 1 clinical trials evaluating ZN-c3 in combination with chemotherapy and PARP inhibitors in ovarian cancer and other targeted indications in 2021. In addition, we intend to initiate a Phase 1b clinical trial evaluating ZN-d5 in combination with ZN-c5, our oral SERD product candidate in patients with ER+/HER2- breast cancer in 2021. We currently own worldwide development and commercialization rights to each of our product candidates, other than in select Asian countries (including China) for each of ZN-c5, ZN-c3 and ZN-d5, for which we have out-licensed these rights to our majority-owned joint venture, Zentera Therapeutics (Cayman), Ltd., or Zentera, and for ZN-e4 for which we have out-licensed these rights to SciClone Pharmaceuticals International (Cayman) Development Ltd.

We are also currently advancing multiple small molecule programs in preclinical development for other cancer indications, including select solid tumors and hematological malignancies. We are now in lead optimization for our fifth product candidate and plan to submit an investigational new drug application, or IND, to the FDA in 2021.

Since our inception, our operations have been limited to organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product pipeline. We do not have any products approved for commercial sale and have not generated any revenues from product sales. On April 7, 2020, we completed our initial public offering, or IPO, and issued and sold approximately 10.6 million shares of our common stock at a public offering price of $18.00 per share, including approximately 1.4 million shares in connection with the full exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $172.4 million, after deducting underwriting discounts and commissions and offering expenses. On August 3, 2020, pursuant to our registration statement on Form S-1 (Registration No. 333-240115), as amended, filed with the SEC on July 27, 2020, we completed a follow-on offering of our common stock and issued and sold 4,125,000 shares of our common stock at a public offering price of $35.00 per share, resulting in net proceeds of approximately $135.0 million, after deducting estimated underwriting discounts and commissions and offering expenses. The Company granted the underwriters an option for a period of 30 days to purchase up to 618,750 additional shares of common stock.

We had cash, cash equivalents and marketable securities of $233.2 million as of June 30, 2020. We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2020, together with the net proceeds from our August 2020 follow-on offering, will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
Since inception, we have incurred significant operating losses. Our net losses were $46.4 million for the year ended December 31, 2019, and $43.5 million and $19.3 million for the six months ended June 30, 2020 and June 30, 2019, respectively. Our net losses were $27.3 million and $10.6 million for the three months ended June 30, 2020 and June 30, 2019, respectively. We had an accumulated deficit of $126.0 million as of June 30, 2020. We expect to continue to incur significant expenses and operating losses for the foreseeable future.
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
As a result, we will need to raise substantial additional capital to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we plan to finance our operations through the sale of equity, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all. If we are unable to secure adequate additional funding as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates or delay our pursuit of potential in-licenses or acquisitions.
Corporate Conversion
In connection with our IPO, we converted from a Delaware limited liability company into a Delaware corporation pursuant to a statutory conversion, and changed our name from Zentalis Pharmaceuticals, LLC to Zentalis Pharmaceuticals, Inc. We refer to all transactions related to our conversion to a corporation as the Corporate Conversion. As a result of the Corporate Conversion, all holders of units of Zentalis Pharmaceuticals, LLC became holders of shares of common stock of Zentalis Pharmaceuticals, Inc.
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
Impact of COVID-19 Pandemic
We continue to monitor the COVID-19 pandemic is affecting our employees, business, preclinical studies and clinical trials. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices and limited the number of staff in any given research and development laboratory. Disruptions caused by the COVID-19 pandemic have resulted in difficulties including delays in initiating new trial sites and certain supply chain activities, suspension of enrollment at some of our existing trial sites, and the incurrence of additional costs as a result of preclinical study and clinical trial delays and adjustments. Limited operations at our laboratory facilities have also resulted in delays in our research-stage programs. As a result, we expect that the COVID-19 pandemic will continue to impact our business, results of operations, clinical development timelines and financial condition. At this time, there is significant uncertainty relating to the trajectory of the COVID-19 pandemic and impact of related responses. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the continued impact on financial markets and the global economy, and the effectiveness of the global response to contain and treat the disease. See “Risk Factors— The outbreak of the novel coronavirus disease, COVID-19, has adversely impacted and we expect will continue to adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1.A. of this Quarterly Report on Form 10-Q.
License Agreements and Strategic Collaboration Agreements
Recurium IP Holdings, LLC
In December 2014, and as amended and restated effective as of December 2017 and September 2019 and as amended in May 2020, we entered into a license agreement, or the Recurium Agreement, with Recurium IP Holdings, LLC, or Recurium IP, under which we were granted an exclusive worldwide license to certain intellectual property rights owned or controlled by Recurium IP to develop and commercialize pharmaceutical products for the treatment or prevention of disease, other than for pain. In connection with the May 2020 amendment, we clarified certain aspects of the sublicensing payment provisions. We have the right to sublicense our rights under the Recurium Agreement, subject to certain conditions. We are required to use commercially reasonable efforts to develop and commercialize at least one product that comprises or contains a licensed compound and to execute certain development activities.

Our payment obligations under the Recurium Agreement are based on the percentage of ownership interest Recurium Equity, LLC, an affiliated company of Recurium IP, has in us. Under the terms of the Recurium

Agreement, we are obligated to make development and regulatory milestone payments, pay royalties for net sales and make sublicensing payments with respect to certain licensed products directed to one of ten specific biological targets, including ZN-c5, ZN-c3 and ZN-e4. We are obligated to make development and regulatory milestone payments for such licensed products of up to $44.5 million if Recurium Equity, LLC has less than 10% ownership percentage of us, or up to $21.5 million if the ownership percentage is 10% or more but no more than 15%. If the percentage of ownership interest Recurium Equity, LLC has in us is greater than 15% then no development and regulatory milestone payments will be due. In addition, we are obligated to make milestone payments up to $150,000 for certain licensed products used in animals. We are also obligated to pay royalties on sales of such licensed products at a mid- to high-single digit percentage if Recurium Equity, LLC’s ownership percentage in us is less than 10%, at a mid-single digit percentage if such ownership percentage is 10% or more but no more than 15%, and at a low-single digit percentage if such ownership percentage is above 15%. In addition, if we choose to sublicense or assign to any third parties our rights under the Recurium Agreement with respect to such licensed products, we must pay to Recurium IP 20% of sublicensing income received in connection with such transaction if Recurium Equity, LLC has less than 10% ownership percentage of us, or a percentage of 10% if the ownership percentage is 10% or more but no more than 15%. If the percentage of ownership interest Recurium Equity, LLC has in us is greater than 15% then no sublicensing payments will be due. Upon the closing of our August 2020 follow-on offering, Recurium Equity, LLC’s ownership interest in us was 10.4%, requiring potential payment of aggregate development and regulatory milestone payments of $21.5 million and royalties of mid-single digit percentage on sales of the relevant licensed products.
Mayo Foundation for Medical Education and Research
In February 2016, and as amended in April 2017 and December 2017, we entered into an option agreement, or the Mayo Agreement, with Mayo Foundation for Medical Education and Research under which we were granted an exclusive option to obtain a nonexclusive worldwide license to know-how and an exclusive worldwide license related to patent rights created by Mayo under the Mayo Agreement. We have the right to sublicense our rights under the Mayo Agreement, subject to certain conditions. We are required to use commercially reasonable efforts to develop and commercialize licensed products. Under the terms of the Mayo Agreement, we are obligated to pay royalties on sales for each licensed product at a low-single digit percentage as well as grants of equity interests to be negotiated on a case-by-case basis. In addition, in consideration for the grant of know-how we provided grants of common stock on the first anniversary and Class A common units on the second and third anniversaries following entry into the Mayo Agreement. As of June 30, 2020, we have granted equity securities which amount to 15,435 shares of common stock under the Mayo Agreement. The Mayo Agreement will expire on the date of the last to expire of the Mayo patent rights or, if no Mayo patent rights arise, on February 11, 2021. As of the date of this filing, no Mayo patent rights have been created under the Mayo Agreement. The Mayo Agreement may be terminated in its entirety or in part by Mayo in the event of an uncured material breach by us, in the event that we bring suit against Mayo, except for an uncured material breach of the Mayo Agreement by Mayo, or in the event we are subject to specified bankruptcy, insolvency or similar circumstances.
SciClone Pharmaceuticals International (Cayman) Development Ltd.
In December 2014, and as amended in December 2016 and December 2017, we entered into a collaboration and license agreement, or the SciClone Agreement, with SciClone Pharmaceuticals International (Cayman) Development Ltd., or SciClone, under which we granted an exclusive license certain intellectual property rights in the People’s Republic of China (including the territories of Macao and Hong Kong), South Korea, Taiwan and Vietnam, or the SciClone Territory, for SciClone to develop and commercialize a licensed product for the treatment or prevention of oncologic diseases and an exclusive option to obtain a similar license for up to two additional licensed products. Under the SciClone Agreement, SciClone is responsible for clinical development activities required in order to obtain regulatory approval in the SciClone Territory. SciClone paid to us a one-time upfront payment of $1.0 million upon entering into the SciClone Agreement, and $4.0 million in aggregate milestone payments. No additional development or commercial milestones or reimbursement for research and development expenses are payable under the SciClone Agreement, as amended. We are entitled to receive a mid-single digit royalty on net sales of licensed products in the SciClone Territory, which royalty is subject to certain reductions in the event that SciClone is unable to achieve certain gross margins or if generic products are sold or if technology covering a licensed product is licensed from a third party. We have also agreed to pay SciClone tiered royalties pursuant to the terms of the SciClone Agreement, the applicable rate of which are determined based on whether a compound is developed to a successful dual IND submission and the costs incurred by SciClone for the development of such product candidate. Following the December 2016 amendment to the SciClone Agreement, SciClone retains the exclusive license to develop and commercialize our EGFR inhibitor product candidate, ZN-e4, in the SciClone Territory, and the exclusive option to obtain an exclusive license to develop up to two specified compounds under the SciClone Agreement for which we submit an IND by providing notice and paying $5 million to us. SciClone’s and our royalty obligations will expire on a licensed product-by-licensed product and country-by-country basis on the later of fifteen years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product in such country.
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
Eli Lilly and Company Clinical Trial Collaboration and Supply Agreement
In July 2020, we entered into a clinical trial collaboration and supply agreement with Eli Lilly and Company, or Lilly, to evaluate the safety, tolerability and efficacy of ZN-c5 in combination with their CDK4/6 inhibitor, abemaciclib, in a Phase 1b open label multi-center clinical trial that we intend to initiate in the second half of 2020. Pursuant to this agreement, we will be responsible for the conduct and cost of the relevant studies. Lilly is obligated to supply abemaciclib for use in the trial, at no cost to us. We are required to provide to Lilly clinical data and other reports at major decision points during the trial and no later than 60 days following completion of the planned Phase 1b clinical trial.

This agreement does not grant any right of first negotiation to participate in future clinical trials, and each of the parties retains all rights and ability to evaluate their respective compounds in any clinical studies, either as monotherapy or in combination with any other product or compound, in any therapeutic area.

The agreement with Lilly will expire upon completion of all obligations of the parties thereunder or upon termination by either party. We and Lilly each have the right to terminate the agreement for material breach by the other party. In addition, the agreement may be terminated by either party due to safety considerations or if either party decides to discontinue development of its own compound for medical, scientific, legal or other reasons or if a regulatory authority takes any action preventing that party from supplying its compound for the study. Lilly also has the right to terminate this agreement if it notifies us in writing that it reasonably and in good faith believes that abemaciclib is being used in an unsafe manner, and we fail to incorporate changes to address such issue, and the issue is unable to be resolved following elevation to appropriate parties.

Zentera Therapeutics
In May 2020, each of our subsidiaries Zeno Alpha, Inc., K-Group Alpha, Inc. and K-Group Beta, Inc. entered into a collaboration and license agreement with our majority-owned joint venture, Zentera Therapeutics (Cayman), Ltd., or Zentera (the “Zentera Sublicenses”), pursuant to which we collaborate with Zentera on the development and commercialization of ZN-c5, ZN-d5 and ZN-c3, respectively, whether alone or in a licensed product (“Collaboration Products”), in each case for the treatment or preventions of disease, other than for pain (the “Zentera Field”), in the People’s Republic of China, Macau, Hong Kong and Taiwan (the “Zentera Collaboration Territory”). Under each Zentera Sublicense, Zentera will lead development, and upon regulatory approval, the commercialization, of the Collaboration Products in the Zentera Collaboration Territory. On May 19, 2020, Zentera issued an aggregate of 60.2% of its issued shares of common stock to Zeno Alpha, Inc., K-Group Alpha, Inc., K-Group Beta, Inc., Zeno Management, Inc. and Zeno Beta, Inc. Anthony Y. Sun, M.D., our President and Chief Executive Officer, serves as

Chief Executive Officer and a member of the board of directors of Zentera and Kevin D. Bunker, Ph.D, our Chief Operating Officer, serves as a member of the board of directors of Zentera.
Under each Zentera Sublicense, we granted Zentera an exclusive, royalty-bearing license under certain of our technology, including technology licensed from Recurium under the Recurium Agreement, to develop and commercialize the Collaboration Products in the Zentera Field and in the Zentera Collaboration Territory, subject to certain rights that we retain, and upon a successful manufacturing transfer, a non-exclusive license under certain of our manufacturing technology to manufacture Collaboration Products in the Zentera Field and in the Zentera Collaboration Territory. Zentera has the right to sublicense its rights under the Zentera Sublicenses subject to certain conditions.
Under the terms of the Zentera Sublicenses, Zentera is responsible for the costs of developing the Collaboration Products in the Zentera Collaboration Territory, and we are responsible for the costs of developing the Collaboration Products outside the Zentera Collaboration Territory, provided that Zentera will reimburse us for a portion of its costs for global data management, pharmacovigilance, safety database management, and chemistry, manufacturing and controls activities with respect to each Collaboration Product. Under the Zentera Sublicenses, we will be eligible to receive future development and regulatory milestones based upon Recurium Equity LLC’s aggregate direct or indirect ownership percentage of the furthest down-stream sublicensee which is an affiliate of Zeno Management, Inc. of the applicable Collaboration Product (such ownership percentage, the “Recurium Equity Percentage”). At the Recurium Equity Percentages of less than 10%, and 10% but no more than 15%, we will be eligible to receive development and regulatory milestones of up to $4.45 million and $2.15 million per Collaboration Product, respectively. If the Recurium Equity Percentage is greater than 15%, then no development and regulatory milestone payments will be due. Zentera will pay us royalties on net sales of Collaboration Products in the Zentera Collaboration Territory at a mid- to high-single digit percentage if the Recurium Equity Percentage is less than 10%, at a mid-single digit percentage if the Recurium Equity Percentage is 10% or more but no more than 15%, and at a low-single digit percentage if the Recurium Equity Percentage is above 15%, in each subject to certain reductions. In addition, if Zentera or its affiliate chooses to sublicense or assign to any third parties its rights under the Zentera Sublicenses with respect to any Collaboration Product, Zentera must pay to us 20% of sublicensing income received by Zentera or its affiliates in connection with such transaction if the Recurium Equity Percentage is less than 10%, or a percentage of 10% if the Recurium Equity Percentage is 10% or more but no more than 15%. If the Recurium Equity Percentage is greater than 15% then no sublicensing payments will be due.
Zentera’s royalty obligations will expire on a Collaboration Product-by-Collaboration Product and region-by-region basis upon the later of the date on which such product is no longer covered by a valid claim of a licensed patent and the 15th anniversary of the first commercial sale of such product in such region.
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
The following table summarizes our research and development expenses by product candidate or development program (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
ZN-c5	$6,180	$2,148	$10,873	$3,154
ZN-c3	2,520	1,408	4,161	2,495
ZN-d5	1,412	1,160	2,679	1,974
ZN-e4	274	1,646	1,027	2,216
Unallocated research and development expenses	7,003	2,327	11,907	5,939
Total research and development expenses	$17,452	$8,689	$30,710	$15,778
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

Interest Income
Interest income consists of interest earned on cash, cash equivalents and available-for-sale marketable securities. We expect our interest income to increase due to the net proceeds from our IPO and August 2020 follow-on offering.
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
On May 19, 2020, our majority-owned subsidiary, Zentera, closed a Series A financing resulting in net proceeds of approximately $18.4 million after deducting offering costs. We have a controlling interest in Zentera and have consolidated the financial results of Zentera into our consolidated financial statements.
Results of Operations
Comparison of Three Months Ended June 30, 2020 to Three Months Ended June 30, 2019
The following table summarizes our results of operations for the periods indicated, together with the changes in those items in dollars:

	Three Months Ended June 30,		Increase (Decrease)
	2020	2019
	(in thousands)
Operating expenses
Research and development	$17,452	$8,689	$8,763
General and administrative	9,924	1,946	7,978
Total operating expenses	27,376	10,635	16,741
Loss from operations	(27,376)	(10,635)	(16,741)
Investment and other income, net	84	49	35
Other expense	—	—	—
Net loss before income taxes	(27,292)	(10,586)	(16,706)
Income tax expense	—	11	(11)
Net loss	(27,292)	(10,597)	(16,695)
Net loss attributable to noncontrolling interest	(435)	(127)	(308)
Net loss attributable to Zentalis	$(26,857)	$(10,470)	$(16,387)
Revenue
We did not generate any revenue for the three months ended June 30, 2020 and June 30, 2019.

Research and Development Expenses
Research and development expenses for the three months ended June 30, 2020 were $17.5 million, compared to $8.7 million for the three months ended June 30, 2019. The increase of $8.8 million was primarily due to increases in external research and development expenses related to our lead product candidates, as we advanced our Phase 1/2 clinical trials for ZN-c5 and ZN-c3. In addition, in the three months ended June 30, 2020, we conducted additional preclinical studies, incurred additional manufacturing costs, and incurred increased costs for study and lab materials. Unallocated research and development expenses increased by $4.8 million primarily due to $3.3 million of additional employee related costs associated with increased headcount to support our platform development, $0.6 million of outside services, $0.6 million of facilities and other allocable overhead expenses and reduced grant reimbursements of $0.3 million.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2020 were $9.9 million, compared to $1.9 million during the three months ended June 30, 2019. This increase of $8.0 million was primarily attributable to an increase of $5.9 million in employee-related costs of which $5.2 million was driven by non-cash stock-based compensation from incentive grants issued during the quarter and increased headcount to support our growth. Professional service fees for legal, accounting and consulting services increased $1.0 million to support the increased operations of the organization, insurance costs increased by $0.7 million related to operating as a public company, and facilities and other allocable overhead expenses increased by $0.4 million.
Investment and Other Income, Net
Investment and other income was $0.1 million for the three months ended June 30, 2020, compared to a nominal amount for the three months ended June 30, 2019. The increase was the result of interest earned on higher invested cash and marketable securities balances.
Comparison of Six Months Ended June 30, 2020 to Six Months Ended June 30, 2019
The following table summarizes our results of operations for the periods indicated, together with the changes in those items in dollars:

	Six Months Ended June 30,		Increase (Decrease)
	2020	2019
	(in thousands)
Operating expenses
Research and development	$30,710	15,778	$14,932
General and administrative	13,065	3,579	9,486
Total operating expenses	43,775	19,357	24,418
Loss from operations	(43,775)	(19,357)	(24,418)
Investment and other income, net	248	111	137
Net loss before income taxes	(43,527)	(19,246)	(24,281)
Income tax expense	—	14	(14)
Net loss	(43,527)	(19,260)	(24,267)
Net loss attributable to noncontrolling interest	(544)	(447)	(97)
Net loss attributable to Zentalis	$(42,983)	(18,813)	$(24,170)

Revenue
We did not generate any revenue for the six months ended June 30, 2020 and June 30, 2019.
Research and Development Expenses
Research and development expenses for the six months ended June 30, 2020 were $30.7 million, compared to $15.8 million for the six months ended June 30, 2019. The increase of $14.9 million was primarily due to increases in external research and development expenses related to our lead product candidates, as we advanced our Phase 1/2 clinical trials for ZN-c5 and ZN-c3. In addition, in the six months ended June 30, 2020, we conducted additional preclinical studies, incurred additional manufacturing costs, and incurred increased costs for study and lab materials. Unallocated research and development expenses increased by $6.1 million primarily due to $5.1 million of additional employee related costs, of which $1.8 million was driven by non-cash stock-based compensation from incentive grants issued during the quarter and increased headcount to support our platform development, and $0.7 million was attributable to increased facilities and other allocable overhead expenses.
General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2020 were $13.1 million, compared to $3.6 million during the six months ended June 30, 2019. This increase of $9.5 million was primarily attributable to an increase of $6.5 million in employee-related costs of which $5.3 million was driven by non-cash stock-based compensation from incentive grants issued during the quarter and increased headcount to support our growth. Professional service fees for legal, accounting and consulting services increased $2.0 million to support the increased operations of the organization, insurance costs increased by $0.6 million related to operating as a public company, and facilities and other allocable overhead expenses increased by $0.4 million.
Investment and Other Income, Net
Investment and other income was $0.2 million for the six months ended June 30, 2020, compared to $0.1 million for the six months ended June 30, 2019. The increase of $0.1 million was the result of interest earned on higher invested cash and marketable securities balances.
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
As a result, we will need to raise substantial additional capital to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we plan to finance our operations through the sale of equity, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of the economic downturn and ongoing uncertainty related to the COVID-19 pandemic. The COVID-19 pandemic has and could continue to adversely affect the economies and financial markets of the global economy, resulting in an economic downturn that could also affect our operations, our ability to conduct our clinical trials, our ability to raise additional funds through public offerings and the volatility of our stock price and trading in our stock. Even after the COVID-19 pandemic has subsided, we expect we will continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. If we are unable to secure adequate additional funding as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates or delay our pursuit of potential in-licenses or acquisitions.
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
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity securities. From inception through June 30, 2020, we raised a total of $162.1 million in gross proceeds from the sale of shares of our Series A, B and C convertible preferred units. On April 7, 2020, we completed our IPO and issued and sold approximately 10.6 million shares of our common stock including approximately 1.4 million shares in connection with the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $18.00 per share, resulting in net proceeds of approximately $172.4 million, after deducting the underwriting discounts and commissions and estimated offering expenses. As of June 30, 2020, we had $96.0 million in unrestricted cash and cash equivalents, $137.2 million in marketable securities, and an accumulated deficit of $126.0 million. We had no indebtedness as of June 30, 2020.
On August 3, 2020, we completed a follow-on offering of our common stock and issued and sold approximately 4.1 million shares of our common stock at a public offering price of $35.00 per share, resulting in net proceeds of approximately $135.0 million, after deducting estimated underwriting discounts and commissions and offering expenses. The Company granted the underwriters an option for a period of 30 days to purchase up to 618,750 additional shares of common stock.
Cash Flows
The following table summarizes our sources and uses of cash for the period presented:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(38,904)	$(15,964)
Net cash used in investing activities	(137,292)	(209)
Net cash provided by financing activities	205,134	—
Net increase/(decrease) in cash and cash equivalents	$28,938	$(16,173)
Operating Activities
We have incurred losses since inception. Net cash used in operating activities for the six months ended June 30, 2020 was $38.9 million, consisting primarily of our net loss of $43.5 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses, increased by changes in operating assets and liabilities of $3.5 million, and partially offset by non-cash adjustments of $7.9 million.
Net cash used in operating activities for the six months ended June 30, 2019 was $16.0 million, consisting primarily of our net loss of $19.3 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses, partially offset by changes in operating assets and liabilities of $3.0 million and non-cash adjustments of $0.3 million.

Investing Activities
Net cash used in investing activities for the six months ended June 30, 2020 of $137.3 million was attributable to the net investment of excess cash of $137.2 million and the purchases of property and equipment of fifty-six thousand.
Net cash used in investing activities for the six months ended June 30, 2019 was $0.2 million consisting of purchases of property and equipment.
Financing Activities
Net cash provided by financing activities in the six months ended June 30, 2020 of $205.1 million primarily relates to net proceeds from the completion of our initial public offering of $172.5 million, the issuance of our Series C convertible preferred units of $14.2 million and contributions from noncontrolling interest owners of $18.4 million.
There were no cash flows from financing activities in the six months ended June 30, 2019.
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
We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2020, together with the net proceeds from our August 2020 follow-on offering, will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
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
In addition, the magnitude and duration of the COVID-19 pandemic and its impact on our liquidity and future funding requirements is uncertain as of the filing date of this Quarterly Report on Form 10-Q, as the pandemic continues to evolve globally. We have considered and will continue to consider the availability of relief provided by such legislative actions as the Families First Act and the CARES Act, and have opted to pursue certain, but not all measures including the deferral of employer payroll taxes, but not including Payroll Protection Plan loans. See “Impact of COVID-19 Pandemic” above and “Risk Factors— The outbreak of the novel coronavirus disease, COVID-19, has adversely impacted and we expect will continue to adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1A. of this Quarterly Report on Form 10-Q for a further discussion of the potential impact of the COVID-19 pandemic on our business.
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
Contractual Obligations
The disclosure reported in “Contractual Obligations” in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Follow-On Prospectus contains a table summarizing our contractual obligations and commitments as of December 31, 2019. During the period ended June 30, 2020, there were no material changes to our principal contractual obligations, other than exclusion of certain laboratory space from our operating lease obligations as reported in our Follow-On Prospectus.
Critical Accounting Policies and Use of Estimates
There have been no significant changes to our critical accounting policies from our disclosure reported in “Critical Accounting Policies and Estimates” in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our final prospectus, dated April 2, 2020, filed with the SEC pursuant to Rule 424(b) relating to our registration statement on Form S-1 (Registration No. 333-236959), as amended, filed in connection with our IPO, except as described in Note 2 to the interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2020, we implemented an integrated accounting and consolidation system. The implementation involved changes in processes and systems that required changes to our system of internal controls.

We reviewed the system as it was being implemented and the controls affected by the implementation of the new system and made appropriate changes to the affected internal controls during the implementation process.

Other than the described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are not subject to any material legal proceedings.
Item 1A. Risk Factors.
You should carefully consider the risks and uncertainties described below and the other information in this Quarterly Report on Form 10-Q, including our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. Such risks and uncertainties may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy. Our business, financial condition, results of operations or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our common stock could decline and you could lose all or part of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.
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
We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date and have financed our operations principally through private financings and our initial public offering, or IPO. We have incurred net losses of $46.4 million for the year ended December 31, 2019, and $43.5 million and $19.3 million for the six months ended June 30, 2020 and June 30, 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $126.0 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. Three of our product candidates, ZN-c5, ZN-c3 and ZN-e4, are in clinical trials, and we intend to initiate a Phase 1 clinical trial of ZN-d5 in patients with AML or B-cell lymphoma in the first half of 2021. In addition, we plan to submit an IND to the FDA for our fifth product candidate in 2021. Our other programs are in preclinical research. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential products.
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
As of June 30, 2020, we had cash, cash equivalents and marketable securities of $233.2 million. In August 2020, we completed an underwritten public offering of our common stock generating approximately $135.0 million in net proceeds. Based on current business plans, we believe that our existing cash, cash equivalents and marketable securities as of June 30, 2020, together with the net proceeds from our August 2020 follow-on offering, will be sufficient to fund our operating expenses and capital expenditures requirements into 2023, but will not be sufficient to fund all of the activities that are necessary to complete the development of our product candidates. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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

In addition, disruptions caused by the COVID-19 pandemic have caused and we expect will continue to cause difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.
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
From time to time, we may also disclose interim data from our preclinical studies and clinical trials. For example, we have reported interim data from our ongoing Phase 1/2 clinical trials of ZN-c5, ZN-c3 and ZN-e4, as of June 30, 2020, June 19, 2020 and February 5, 2020, respectively. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.
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
We intend to develop ZN-c5, ZN-c3, ZN-d5, ZN-e4 and likely other future product candidates in combination with one or more other approved or unapproved therapies to treat cancer or other diseases. For example, we are currently evaluating ZN-c5 in combination with certain approved agents, including palbociclib and abemaciclib.
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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business
The outbreak of the novel coronavirus disease, COVID-19, has adversely impacted and we expect will continue to adversely impact our business, including our preclinical studies and clinical trials.
In December 2019, a novel strain of the coronavirus disease, COVID-19, was identified in Wuhan, China. This virus continues to spread globally, including within the United States, and, in March 2020, the World Health Organization declared COVID-19 a pandemic. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices and limited the number of staff in any given research and development laboratory. As a result of the COVID-19 pandemic, we have experienced and we expect to continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:
•continued delays or difficulties in enrolling patients in our clinical trials;
•continued delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•delays in receiving authorizations from regulatory authorities to initiate our planned clinical trials;
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
•risk that participants enrolled in our clinical trials will contract COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;
•risk that we are unable to enroll participants in our clinical trials in adequate numbers;
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
•delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

•changes in local regulations as part of a response to the COVID-19 pandemic, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether;
•limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
•interruption or delays to our sourced discovery and clinical activities; and
•refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.
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
As of June 30, 2020, we had 75 full-time employees, including 55 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in our ownership by “5-

percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. We have not conducted any studies to determine annual limitations, if any, that could result from such changes in the ownership. Our ability to utilize those NOLs could be limited by an “ownership change” as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations.
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

Current beneficial owners of 5% or more of our common stock and management own a significant percentage of our stock and are able to exert significant influence over matters subject to stockholder approval.
Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 43.9% of our outstanding common stock. As a result, these stockholders will be able to significantly influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Subject to the restrictions set forth in the 90 day lock up agreements entered into by each of our directors and officers and certain of our stockholders in connection with the recently completed follow-on offering and the 180 day lock up agreements entered into by substantially all of our stockholders in connection with our IPO, outstanding shares of our common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act, or to the extent that such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Moreover, holders of a substantial number of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates on unfavorable terms to us.
In August 2020, we completed an underwritten public offering of our common stock. We may seek additional capital through a variety of means, including through public or private equity, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt or equity securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing may result in dilution to stockholders, imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Proceeds
On April 7, 2020, we completed our IPO and issued and sold 10,557,000 shares of our common stock (including 1,377,000 shares of our common stock in connection with the full exercise of the underwriters’ option to purchase additional shares) at a price to the public of $18.00 per share.
As of June 30, 2020, net proceeds of approximately $172.4 million from our initial public offering have been invested in investment grade, interest-bearing instruments. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus, dated April 2, 2020, filed with the SEC pursuant to Rule 424(b) relating to our registration statement on Form S-1 (Registration No. 333-236959), as amended, filed in connection with our IPO.

Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

2.1	Plan of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.1	05/15/2020
2.2	Certificate of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.2	05/15/2020
3.1	Certificate of Incorporation of Zentalis Pharmaceuticals, Inc.	S-8	333-237593	4.1	04/07/2020
3.2	Bylaws of Zentalis Pharmaceuticals, Inc.	S-8	333-237593	4.2	04/07/2020
10.1	Release Agreement, dated May 10, 2020, by and between Zeno Management, Inc. and Robert Winkler, M.D.	10-Q	001-39263	10.11	05/15/2020
10.2	Agreement for Termination of Lease and Voluntary Surrender of Premises, dated July 14, 2020, by and between Zeno Management, Inc. and ARE-SD-Region NO. 44, LLC	S-1/A	333-240115	10.23	07/28/2020
10.3†	Greater China Amendment to the Second Amended and Restated License Agreement, dated May 19, 2020, by and between Zeno Management, Inc. and Recurium IP Holdings, LLC					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

* Filed herewith.
** Furnished herewith.
† Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zentalis Pharmaceuticals, Inc.

Date: August 13, 2020	By:	/s/ Anthony Y. Sun, M.D.
Anthony Y. Sun, M.D.
Chief Executive Officer, President and Chairman

Date: August 13, 2020	By:	/s/ Melissa B. Epperly
Melissa B. Epperly
Chief Financial Officer