Form 10-Q
period 2020-09-30
Zentalis Pharmaceuticals, Inc.
filed 2020-11-09
CIK 1725160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 5, 2020, the registrant had 40,613,857 shares of common stock, $0.001 par value per share, outstanding.

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

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those described in Part II, Item
1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our ordinary shares. The principal risks and uncertainties affecting our business include the following:

•We have a limited operating history, have not completed any clinical trials, and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.

•We have incurred significant net losses since inception and we expect to continue to incur significant net losses for the foreseeable future.

•We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce or eliminate one or more of our research and drug development programs or future commercialization efforts.

•We are substantially dependent on the success of our lead product candidate, ZN-c5, which is currently in clinical trials. If we are unable to complete development of, obtain approval for and commercialize ZN-c5 in a timely manner, our business will be harmed.

•The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA, EMA or other comparable foreign regulatory authorities.

•We may face additional risks associated with the development of ZN-c5, ZN-c3, ZN-d5, ZN-e4 and potentially other product candidates in combination with other therapies.

•The clinical trial and regulatory approval processes are lengthy, time consuming and inherently unpredictable, and we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

•The competition for qualified personnel is particularly intense in our industry. If we are unable to retain or hire key personnel, we may not be able to sustain or grow our business.

•We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.

•Our success depends on our ability to protect our licensed-in intellectual property and our proprietary technologies. If we are unable to adequately protect our licensed-in intellectual property and our proprietary technologies, or obtain and maintain issued patents which are sufficient to protect our product candidates, others could compete against us more directly, which would negatively impact our business.

•Our existing collaborations are important to our business and future licenses may also be important to us, and if we are unable to maintain any of these collaborations, or if these arrangements are not successful, our business could be adversely affected.

•We rely, and expect to continue to rely, on third parties, including independent clinical investigators and CROs, to conduct certain aspects of our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

•Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Claims by third parties that we infringe their proprietary rights may result in liability for damages or prevent or delay our developmental and commercialization efforts.

•The outbreak of the novel strain of coronavirus disease, COVID-19, had adversely impacted and we expect will continue to adversely impact our business, including our preclinical studies and clinical trials.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
Zentalis Pharmaceuticals, Inc. (Successor to Zentalis Pharmaceuticals, LLC)
FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except unit and share amounts)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$92,552	$67,246
Marketable securities, available-for-sale	274,884	—
Accounts receivable from government grants, net	122	140
Prepaid expenses and other current assets	5,178	1,505
Total current assets	372,736	68,891
Property and equipment, net	471	501
Operating lease right-of-use assets	1,925	2,335
Prepaid expenses and other assets	4,245	2,134
Deferred financing costs	—	841
Goodwill	3,736	3,736
In-process research and development	8,800	8,800
Restricted cash	1,320	243
Total assets	$393,233	$87,481
LIABILITIES, CONVERTIBLE PREFERRED UNITS AND EQUITY/(DEFICIT)
Current liabilities
Accounts payable	$5,437	$4,289
Accrued expenses	18,469	10,608
Total current liabilities	23,906	14,897
Deferred tax liability	2,463	2,463
Other long-term liabilities	1,031	1,700
Total liabilities	27,400	19,060
Commitments and contingencies
Convertible preferred units; Redemption value of $146,944,000 at December 31, 2019	—	141,706
EQUITY (DEFICIT)
Class A common units; 20,000,000 units authorized; 5,601,478 units issued and outstanding at December 31, 2019	—	709
Class B common units, 3,458,522 units authorized; 2,670,668 units issued and outstanding at December 31, 2019	—	2,178
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2020	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 40,614,453 shares issued and outstanding at September 30, 2020	41	—
Additional paid-in capital	501,522	—
Accumulated other comprehensive income	23	—
Accumulated deficit	(160,531)	(82,993)
Total stockholders’ equity/members’ (deficit)	341,055	(80,106)
Noncontrolling interests	24,778	6,821
Total equity (deficit)	365,833	(73,285)
Total liabilities, convertible preferred units and equity (deficit)	$393,233	$87,481

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc. (Successor to Zentalis Pharmaceuticals, LLC)
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per unit and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Expenses
Research and development	$24,670	$10,739	$55,380	$26,517
General and administrative	10,097	1,844	23,162	5,423
Total operating expenses	34,767	12,583	78,542	31,940
Operating loss	(34,767)	(12,583)	(78,542)	(31,940)
Other Income (Expense)
Investment and other income, net	120	12	368	123
Net loss before income taxes	(34,647)	(12,571)	(78,174)	(31,817)
Income tax expense	18	1	18	15
Net loss	(34,665)	(12,572)	(78,192)	(31,832)
Net loss attributable to noncontrolling interests	(110)	(228)	(654)	(675)
Net loss attributable to Zentalis	$(34,555)	$(12,344)	$(77,538)	$(31,157)
Net loss per common share outstanding, basic and diluted	$(0.91)	$—	$(3.21)	$—
Net loss per Class A common unit outstanding, basic and diluted	$—	$(2.20)	$—	$(5.56)
Common shares/units used in computing net loss per share/Class A common unit, basic and diluted	37,959	5,601	24,143	5,601

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc. (Successor to Zentalis Pharmaceuticals, LLC)
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	(34,665)	(12,572)	(78,192)	(31,832)
Other comprehensive income:
Unrealized gain on marketable securities	19	—	23	—
Total comprehensive loss	$(34,646)	$(12,572)	$(78,169)	$(31,832)
Comprehensive loss attributable to noncontrolling interests	(110)	(228)	(654)	(675)
Comprehensive loss attributable to Zentalis	$(34,536)	$(12,344)	$(77,515)	$(31,157)

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc. (Successor to Zentalis Pharmaceuticals, LLC)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating Activities:
Consolidated net loss	$(78,192)	$(31,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	127	70
Share-based compensation	15,259	405
Amortization of premiums on marketable securities, net	224	—
Changes in operating assets and liabilities:
Accounts receivable	18	867
Prepaid expenses and other assets	(5,784)	(833)
Accounts payable and accrued liabilities	9,049	5,155
Operating lease right-of-use assets and liabilities, net	(169)	216
Net cash used in operating activities	(59,468)	(25,952)
Investing activities:
Purchases of marketable securities	(304,085)	—
Proceeds from maturities of marketable securities	29,000	—
Purchases of property and equipment	(97)	(316)
Net cash used in investing activities	(275,182)	(316)
Financing Activities:
Proceeds from issuance of common stock in initial public offering, net	172,482	—
Contributions from noncontrolling interest owners, net	18,424	—
Proceeds from the issuance of Series C convertible preferred units, net	14,228	81,883
Proceeds from issuance of common stock, net	155,899	—
Net cash provided by financing activities	361,033	81,883
Net increase in cash, cash equivalents and restricted cash	26,383	55,615
Cash, cash equivalents and restricted cash at beginning of period	67,489	25,154
Cash, cash equivalents and restricted cash at end of period	$93,872	$80,769
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,412
Costs incurred in connection with equity offering included in accounts payable and accrued liabilities	$594	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows for the periods presented:

	September 30,
	2020	2019
Cash and cash equivalents	$92,552	$80,526
Restricted cash, non-current	1,320	243
Total cash, cash equivalents and restricted cash reported in the Consolidated Statement of Cash Flows	$93,872	$80,769
See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc. (Successor to Zentalis Pharmaceuticals, LLC)
Condensed Consolidated Statements of Changes in Convertible Preferred Units and Members’/Stockholders’ Equity/(Deficit)
(In thousands)

	Three Months Ended September 30, 2020
	Zentalis Stockholders
	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount
Balance at June 30, 2020	35,878	$36	$339,160	$4	$(125,976)	$24,701	$237,925
Share-based compensation expense	—	—	7,249	—	—	—	7,249
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions and offering costs	4,744	5	155,300	—	—	—	155,305
Cancellation of restricted stock awards	(7)	—	—	—	—	—	—
Other comprehensive income	—	—	—	19	—	—	19
Net loss attributable to noncontrolling interest	—	—	(187)	—	—	77	(110)
Net loss attributable to Zentalis	—	—	—	—	(34,555)	—	(34,555)
Balance at September 30, 2020	40,615	$41	$501,522	$23	$(160,531)	$24,778	$365,833

	Nine Months Ended September 30, 2020
			Zentalis Members/Stockholders
	Convertible Preferred Units		Convertible Preferred Units		Class A Common Units		Class B Common Units			Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Units		Amount	Shares	Amount
Balance at December 31, 2019	9,950	$141,706	—	$—	5,601	$709	2,671		$2,178	—	$—	$—	$—	$(82,993)	$6,821	$(73,285)
Issuance of Series C convertible preferred units at $17.50 per unit net of issuance costs	867	14,228	—	—	—	—	—		—	—	—	—	—	—	—	—
Cancellation of profit interest awards, net	—	—	—	—	—	—	(64)		—	—	—	—	—	—	—	—
Issuance of common stock in connection with an initial public offering, net of underwriting discounts, commissions and offering costs	—	—	—	—	—	—	—		—	10,589	11	172,354	—	—	—	172,365
Contributions from noncontrolling interest owners	—	—	—	—	—	—	—		—	—	—	—	—	—	18,424	18,424
Share-based compensation expense	—	—	—	—	—	—	—		329	—	—	14,930	—	—	—	15,259
Conversion of convertible preferred units to common stock	(10,817)	(155,934)	—	—	—	—	—		—	15,011	15	155,919	—	—	—	155,934
Conversion of common and incentive units to common and restricted stock	—	—	—	—	(5,601)	(709)	(2,607)		(2,507)	10,278	10	3,206	—	—	—	—
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions and offering costs	—	—	—	—	—	—	—		—	4,744	5	155,300	—	—	—	155,305
Cancellation of restricted stock awards	—	—	—	—	—	—	—		—	(7)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—		—	—	—	—	23	—	—	23
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—		—	—	—	(187)	—	—	(467)	(654)
Net loss attributable to Zentalis	—	—	—	—	—	—	—		—	—	—	—	—	(77,538)	—	(77,538)
Balance at September 30, 2020	—	$—	—	$—	—	$—	—	$	$—	40,615	$41	$501,522	$23	$(160,531)	$24,778	$365,833

	Three Months Ended September 30, 2019
			Zentalis Members
	Convertible Preferred Units		Convertible Preferred Units		Class A Common Units		Class B Common Units		Accumulated Deficit	Noncontrolling Interests	Total Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at June 30, 2019	—	$—	5,103	$59,830	5,594	$676	1,669	$1,844	$(56,143)	$7,089	$13,296
Issuance of Series C convertible preferred units at $17.50 per unit net of issuance costs	4,847	81,883	—	—	—	—	—	—	—	—	—
Reclassification of convertible preferred units for contingent liquidation features not within the Company's control	5,103	59,830	(5,103)	(59,830)	—	—	—	—	—	—	(59,830)
Issuance of profit interest awards, net	—	—	—	—	—	—	278	—	—	—	—
Share-based compensation expense	—	—	—	—	—	2	—	153	—	—	155
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	(228)	(228)
Net loss attributable to Zentalis	—	—	—	—	—	—	—	—	(12,344)	—	(12,344)
Balance at September 30, 2019	9,950	$141,713	—	$—	5,594	$678	1,947	$1,997	$(68,487)	$6,861	$(58,951)

	Nine Months Ended September 30, 2019
			Zentalis Members
	Convertible Preferred Units		Convertible Preferred Units		Class A Common Units		Class B Common Units		Accumulated Deficit	Noncontrolling Interests	Total Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2018	—	$—	5,103	$59,830	5,594	$672	1,612	$1,598	$(37,330)	$7,536	$32,306
Issuance of Series C convertible preferred units at $17.50 per unit net of issuance costs	4,847	81,883	—	—	—	—	—	—	—	—	—
Reclassification of convertible preferred units for contingent liquidation features not within the Company's control	5,103	59,830	(5,103)	(59,830)	—	—	—	—	—	—	(59,830)
Issuance of profit interest awards, net	—	—	—	—	—	—	335	—	—	—	—
Share-based compensation expense	—	—	—	—	—	6	—	399	—	—	405
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	(675)	(675)
Net loss attributable to Zentalis	—	—	—	—	—	—	—	—	(31,157)	—	(31,157)
Balance at September 30, 2019	9,950	$141,713	—	$—	5,594	$678	1,947	$1,997	$(68,487)	$6,861	$(58,951)

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
On May 19, 2020, the Company announced the closing of a Series A financing of Zentera Therapeutics, Ltd. (“Zentera”), a majority owned biopharmaceutical company with headquarters in Shanghai, China. Contributions from noncontrolling interest members totaled $20.0 million before issuing costs of $1.6 million. The Company holds 60.2% equity interest in Zentera for purposes of the development and commercialization of ZN-c5, ZN-d5 and ZN-c3 for the treatment or preventions of disease, other than for pain, in the People’s Republic of China, Macau, Hong Kong and Taiwan. Two of our executives entered into restricted stock purchase agreements with Zentera. The associated shares vest over four years.

On August 3, 2020, the Company completed a follow-on offering in which the Company issued and sold 4,743,750 shares of common stock (including 618,750 shares of common stock in connection with the full exercise of the underwriters’ option to purchase additional shares) at a public offering price of $35.00 per share. The

Company’s aggregate gross proceeds from the sale of shares in the follow-on offering, including the sale of shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, was $166.0 million before fees and expenses of $10.8 million.
Liquidity
Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The Company determined that there are no conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that the interim unaudited condensed consolidated financial statements for the quarter ended September 30, 2020 are issued.
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
Noncontrolling Interest
The shares third parties own in Kalyra and Zentera represent an interest in their respective equity we do not control. We reflect the noncontrolling interest attributable to other owners in a separate line in our condensed consolidated statement of operations and a separate line within stockholders’ equity in our condensed consolidated balance sheet. In addition, we record a noncontrolling interest adjustment to account for equity based compensation in Zentera. This adjustment is a reclassification within stockholders’ equity from additional paid-in capital to noncontrolling interest equal to the amount of equity based compensation expense Zentera had recognized.
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
Pursuant with authoritative guidance, we have recorded the identifiable assets, liabilities and noncontrolling interests in the VIE at their fair value upon initial consolidation. The identified goodwill is comprised of the workforce and expected synergies from combining the entities. Total assets and liabilities of Kalyra as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$417	$712
Other current assets	31	21
In-process research and development	8,800	8,800
Goodwill	3,736	3,736
Other long-term assets	14	14
Accounts payable and accrued expenses	87	391
Deferred tax liability	2,463	2,463
Noncontrolling interests	$6,635	$6,821
The liabilities recognized as a result of consolidating Kalyra do not represent additional claims on our general assets. Pursuant to the authoritative guidance, the equity interest in Kalyra not owned by Zentalis is reported as a noncontrolling interest on our consolidated balance sheets.
The following is a reconciliation of equity (net assets) attributable to the noncontrolling interest (in thousands):

September 30,
2020
Noncontrolling interest at beginning of period	$6,821
Net loss attributable to noncontrolling interest	(186)
Noncontrolling interest at end of period	$6,635
4. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$125,748	$9	$(7)	$125,750
Corporate debt securities	31,840	5	(3)	31,842
US government agencies	77,523	22	(5)	77,540
US Treasury securities	39,750	3	(1)	39,752
	$274,861	$39	$(16)	$274,884

As of September 30, 2020, 19 of our available-for-sale debt securities with a fair market value of $85.3 million were in a gross unrealized loss position of sixteen thousand. When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of September 30, 2020, because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.
Contractual maturities of available-for-sale debt securities are as follows (in thousands):

September 30, 2020
Estimated Fair Value
Due within one year	$239,291
After one but within five years	35,593
$274,884

The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	September 30, 2020			December 31, 2019
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$29,924	$—	$29,924	$62,961	$—	$62,961
US government agencies	—	2,631	2,631	—	—	—
US Treasury securities	9,999	—	9,999	—	—	—
Corporate debt securities	—	14,999	14,999	—	—	—
Total cash equivalents:	39,923	17,630	57,553	62,961	—	62,961

Available-for-sale marketable securities:
Commercial paper	—	125,750	125,750	—	—	—
Corporate debt securities	—	31,842	31,842	—	—	—
US government agencies	—	77,540	77,540	—	—	—
US Treasury securities	39,752	—	39,752	—	—	—
Total available-for-sale marketable securities:	39,752	235,132	274,884	—	—	—

Total assets measured at fair value	$79,675	$252,762	$332,437	$62,961	$—	$62,961

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2020. We had no instruments that were classified within Level 3 as of September 30, 2020 or December 31, 2019.
5. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Prepaid insurance	$1,761	$150
Prepaid software licenses and maintenance	320	238
Prepaid research and development expenses	5,735	2,985
Interest receivable	511	—
Upfront lease payment	810	—
Other prepaid expenses	286	266
Total prepaid expenses and other current assets	9,423	3,639
Less long-term portion	4,245	2,134
Total prepaid expenses and other assets, current	$5,178	$1,505

6. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Computer and office equipment	$291	$243
Lab equipment	360	401
Leasehold improvements	43	24
Construction in progress	6	—
Subtotal	700	668
Accumulated depreciation and amortization	(229)	(167)
Property and equipment, net	$471	$501
Depreciation and amortization expense for the three months ended September 30, 2020 and 2019 was approximately fifty-one thousand and twenty-five thousand, respectively. Depreciation and amortization expense for the nine months ended September 30, 2020 and 2019 was approximately one hundred twenty-seven thousand and seventy thousand, respectively.
7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued research and development expenses	$10,618	$5,465
Accrued employee expenses	4,390	2,977
Accrued general and administrative expenses	2,571	1,356
Lease liability	871	781
Other	19	29
Total accrued expenses	$18,469	$10,608
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
There were no authorized, issued, and outstanding shares of convertible preferred units at September 30, 2020. As of December 31, 2019, the authorized, issued, and outstanding units of convertible preferred units were as follows (in thousands, except unit amounts):

	December 31, 2019
Series	Units Authorized	Units Issued and Outstanding	Liquidation Value	Carrying Value
Series A convertible preferred units	1,579,309	1,579,309	$18,320	$18,226
Series B convertible preferred units	3,523,739	3,523,739	43,800	41,604
Series C convertible preferred units	5,714,300	4,847,106	84,824	81,876
Total	10,817,348	9,950,154	$146,944	$141,706
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
Class A Common Units
In conjunction with the corporate restructuring in December 2017, 5,187,554 shares of common stock issued and outstanding and 406,831 shares of common stock subject to future vesting provisions of Zeno Pharmaceuticals, Inc. were converted into an equal number of Class A common units of Zentalis Pharmaceuticals, LLC. During the three months ended September 30, 2020 and 2019, we did not issue any Class A common units. As of September 30, 2020 and 2019, zero and 9,572 Class A common units were subject to future vesting conditions, respectively. During the year ended December 31, 2019, 7,093 Class A common units were issued and 9,572 Class A common units were subject to future vesting conditions. In September 2019, the number of authorized Class A common units was increased to 20,000,000.
Class B Common Units
In conjunction with the corporate restructuring in December 2017, 703,000 options exercisable into Zeno Pharmaceuticals, Inc. common stock were converted into an equal number of Class B common units of Zentalis Pharmaceuticals, LLC. In September 2019, the number of authorized Class B common units was increased to 3,458,522.
IPO and Follow-on Offering
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
On August 3, 2020, the Company completed a follow-on offering in which the Company issued and sold 4,743,750 shares of common stock (including 618,750 shares of common stock in connection with the full exercise of the underwriters’ option to purchase additional shares) at a public offering price of $35.00 per share. The Company’s aggregate gross proceeds from the sale of shares in the follow-on offering, including the sale of shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, was $166.0 million before fees and expenses of $10.8 million.
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
During the nine months ended September 30, 2020, the Company granted 70,000 Class B common units to employees and directors under the Plan. The weighted average fair value of incentive units granted in the nine months ended September 30, 2020 was $3.06 per unit. In April 2020, each outstanding Class B common unit was converted into a number of shares of common stock and restricted common stock based upon the IPO price. The restricted common stock issued in respect of Class B common units continues to be subject to vesting in accordance with the vesting schedule that was applicable to such Class B common units. The Company granted 1,160,277 shares of restricted common stock to employees, consultants and directors as part of the conversion. In conjunction with the IPO, the Company also granted 1,970,671 stock options, with a weighted average of $11.97 per share, to purchase shares of common stock to employees and directors who were holders of Class B common units at the time of the incentive unit conversion and in new employee grants. The weighted average fair value of the 2,794,546 stock options granted to employees and directors in the nine months ended September 30, 2020 was $15.11 per share.
Total share-based compensation expense related to share based awards was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development expense	$2,180	$95	$4,606	$224
General and administrative expense	5,069	60	10,653	181
Total share-based compensation expense	$7,249	$155	$15,259	$405

Total share-based compensation expense includes $187 and $187 of share-based compensation expense for Zentera employees for the three and nine months ended September 30, 2020, respectively, compared to $0 for the same periods in 2019.
Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Profit interest award units	$—	$155	$329	$405
Stock options	2,212	—	3,814	—
RSAs and RSUs	5,037	—	11,116	—
	$7,249	$155	$15,259	$405

The fair value of the Class B common unit awards was estimated using an option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2020	2019
Members’ equity value (in thousands)	$271,207	$197,041
Threshold amounts (in thousands)	$309,824	$143,800
Risk free rate	1.5%	1.5%
Volatility	75.0%	75.0%
Time to liquidity (in years)	1.1	1.1 - 1.8
Lack of marketability discount	26.5%	18.8% - 26.4%
Grant date fair value	$3.06	$1.88 - $3.06
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
The Class B common units issued have been classified as equity awards, and share-based compensation expense is based on the grant date fair value of the award. During the nine months ended September 30, 2020 and 2019, we issued 70,000 and 91,000 Class B common units, respectively. As of September 30, 2020 and December 31, 2019, zero and approximately 1.7 million unvested Class B common units were outstanding, respectively.
The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company estimates expected volatility based on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company uses the “simplified method” for estimating the expected term of employee options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years). The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not issued any dividends and does not expect to issue dividends over the life of the options. As a result, the Company has estimated the dividend yield to be zero. The fair value of the stock options granted during the three and nine months ended September 30, 2020 was determined with the following assumptions:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Expected volatility	76.6% - 78.2%	76.6% - 78.2%
Average expected term (in years)	5.7 - 6.0	5.7 - 6.0
Risk-free interest rate	0.4%	0.4% - 0.5%
Expected dividend yield	—%	—%

Total unrecognized estimated compensation cost by type of award and the weighted average requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	September 30, 2020
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$38,247	3.54
RSAs	$2,492	2.43
RSUs	$17,563	1.15

During the nine months ended September 30, 2020, we did not issue any shares of common stock in connection with the exercises of stock options. For the nine months ended September 30, 2020, 309,010 shares of common stock issued in conjunction with certain RSAs fully vested. Stock options, unvested RSAs, and unvested RSUs totaling approximately 2.8 million shares, 0.8 million shares, and 1.1 million shares of our common stock, respectively, were outstanding as of September 30, 2020.
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

Leases
Our commitments include payments related to operating leases. Approximate annual future minimum operating lease payments as of September 30, 2020 are as follows (in thousands):

Year	Operating Leases
2020	$256
2021	1,044
2022	661
2023	187
Total minimum lease payments:	2,148
Less: imputed interest	(246)
Total operating lease liabilities	1,902
The weighted-average remaining lease term of our operating leases is approximately 2.0 years. As of September 30, 2020, we had entered into an additional lease for real estate that had not yet commenced with total minimum lease payments of approximately $86.5 million. This lease is expected to commence in the fourth quarter of 2021 and has a lease term of 10.7 years. Zentera, our majority-owned subsidiary, had also entered into a separate lease for real estate that had not commenced as of September 30, 2020 with total minimum lease payments of approximately $0.1 million. This lease is expected to commence in the fourth quarter of 2020 and has a lease term of 1.2 years.
11. Net Loss Per Common Share/Class A Common Unit
Basic and diluted net loss per common share/Class A common unit were calculated as follows (in thousands except per share and per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to Zentalis	$(34,555)	$(12,344)	$(77,538)	$(31,157)
Denominator:
Weighted average number of common shares/Class A common units outstanding, basic and diluted	37,959	5,601	24,143	5,601
Net loss per common share	$(0.91)	$—	$(3.21)	$—
Net loss per Class A common unit	$—	$(2.20)	$—	$(5.56)
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

	September 30,
	2020	2019
Preferred units, as if converted to Class A common units	—	9,950
Incentive units—Class B common units	—	1,947
Outstanding stock options	2,783	—
Unvested RSAs	845	—
Unvested RSUs	1,102	—
	4,730	11,897
12. Related Party Disclosures
On December 21, 2017, we acquired 17,307,692 shares of Series B preferred stock of Kalyra for a per share price of twenty-six cents ($0.26) or approximately $4.5 million. The management team and stockholders of Kalyra are also stockholders of the Company.
Prior to the investment, we entered into a license agreement and a master services agreement with Kalyra. The license agreement was signed and commenced on December 31, 2014 for the exclusive rights to develop and commercialize products derived from Kalyra’s technology in the initial area of oncology. The license agreement and all rights were subsequently sold from Kalyra to Recurium IP Holdings, LLC (“Recurium IP”), an entity with common ownership to Kalyra prior to the Zentalis investment. Under the agreement, we have agreed to make payments to Recurium IP based on specific milestones and based on Recurium Equity, LLC’s equity ownership stake in us, as determined in accordance with terms of the license agreement, at the time the milestone is earned. Recurium Equity, LLC (“Recurium Equity”) is also an entity with common ownership to Kalyra prior to the Zentalis investment. In addition, the Company shall pay low to mid-single digit percentage royalties on net product sales to Recurium IP and sublicense fees on any consideration paid to us by a sublicensor. The royalty payments are also based on Recurium Equity’s then equity ownership in us, as determined in accordance with the terms of the license agreement. The license agreement will terminate upon the later of the last expiration of the patent rights or 15 years from the date of commencement.
The Master Services Agreement was entered into in January 2015 and states that Kalyra may provide research and development services to us and that we shall reimburse such expenses on a time and materials basis based on the initial statements of work. For each of the three months ended September 30, 2020 and 2019, we did not incur any expense with Kalyra. For the nine months ended September 30, 2020 and 2019, we incurred approximately zero and zero dollars of expense with Kalyra, respectively, that was eliminated in consolidation for research and development services provided. As of September 30, 2020 and 2019, there was no balance due to Kalyra.
We entered into an Intercompany Services Agreement with Kalyra in January 2018 which states that we may provide research and development services to Kalyra and that Kalyra shall reimburse such expenses on a time and materials basis. For each of the three months ended September 30, 2020 and 2019, we provided $0.1 million of research and development services to Kalyra that we eliminated in consolidation. For the nine months ended September 30, 2020 and 2019, we provided $0.3 million and $0.4 million of research and development services to Kalyra that was eliminated in consolidation, respectively. As of September 30, 2020 and 2019, $0.1 million and $0.4 million was due from Kalyra and eliminated in consolidation, respectively.
On June 1, 2020, we entered into an equipment purchase and sale agreement with Kalyra to purchase $0.4 million of equipment and related tangible assets to be used in our operations. As of September 30, 2020, there was no balance due to Kalyra for the transaction.

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
We are developing a broad pipeline of product candidates with an initial focus on validated oncology targets with the potential to address large patient populations. Our lead product candidate, ZN-c5, is an oral selective estrogen receptor degrader, or SERD, currently in a Phase 1/2 clinical trial for the treatment of estrogen receptor-positive, human epidermal growth factor receptor 2-negative, or ER+/HER2-, advanced or metastatic breast cancer. We have designed ZN-c5 to have high potency and selectivity, as well as favorable tolerability and pharmacokinetic, or PK, properties. We intend to initiate the Phase 2 monotherapy and combination (with palbociclib) portions of this Phase 1/2 trial in the first half of 2021. In addition, we plan to initiate a Phase 1b open label, multi-center trial evaluating ZN-c5 in combination with abemaciclib (marketed as Verzenio ® by Lilly) in patients with ER+/HER2- advanced or metastatic breast cancer in the second half of 2020 as part of a clinical research collaboration with Lilly. Abemaciclib is a CDK 4/6 inhibitor FDA approved for the treatment of hormone receptor-positive, human epidermal growth factor receptor 2-negative, or HR+/HER2-, advanced or metastatic breast cancer in combination with fulvestrant, aromatase inhibitors or as a single agent in certain patients with disease progression following treatment with prior endocrine therapy or chemotherapy regimens. We also intend to initiate, subject to feedback from the FDA, a Phase 2/3 clinical trial evaluating ZN-c5 in earlier stage breast cancer patients in 2021 and to initiate a Phase 1b clinical trial evaluating ZN-c5 in combination with ZN-d5, our BCL-2 inhibitor product candidate, in patients with ER+/HER2- breast cancer in 2021. Our other product candidates include ZN-c3, an inhibitor of WEE1, a protein tyrosine kinase, currently in a Phase 1/2 clinical trial for the treatment of advanced solid tumors; ZN-d5, a selective inhibitor of B-cell lymphoma 2, or BCL-2, initially in development for the treatment of hematological malignancies; and ZN-e4, an irreversible inhibitor of epidermal growth factor receptor, or EGFR, currently in a Phase 1/2 clinical trial for the treatment of advanced non-small cell lung cancer, or NSCLC. We expect to report initial results from the Phase 1 portion of the ongoing trials of each of ZN-c3 and ZN-e4 in 2021, and to initiate a Phase 1 clinical trial of ZN-d5 in patients with acute myeloid leukemia, or AML, or B-cell lymphoma in the first half of 2021. In addition, we plan to initiate a Phase 1b clinical trial evaluating ZN-c3 in combination with chemotherapy in patients with advanced ovarian cancer in the second half of 2020 and a Phase 2 trial evaluating ZN-c3 as monotherapy in patients with uterine serous carcinoma, or USC, in 2021. USC comprises 10%, and has the highest mortality rate, of all endometrial cancers, with approximately 6,000 new cases and 4,500 deaths in the United States per year. We continue to actively evaluate other potential combinations for the future clinical development of ZN-c3, and intend to initiate two additional Phase 1 clinical trials evaluating ZN-c3 in combination with chemotherapy and PARP inhibitors in ovarian cancer and other targeted indications in 2021. In addition, we intend to initiate a Phase 1b clinical trial evaluating ZN-d5 in combination with ZN-c5, our oral SERD product candidate in patients with ER+/HER2- breast cancer in 2021. We currently own worldwide development and commercialization rights to each of our product candidates, other than in select Asian countries (including China) for each of ZN-c5, ZN-c3 and ZN-d5, for which we have out-licensed these rights to our majority-owned joint venture, Zentera Therapeutics (Cayman), Ltd., or Zentera, and for ZN-e4 for which we have out-licensed these rights to SciClone Pharmaceuticals International (Cayman) Development Ltd. Zentera intends to submit an IND in China for each of ZN-c5, ZN-c3 and ZN-d5 in 2021.

We are also currently advancing multiple small molecule programs in preclinical development for other cancer indications, including select solid tumors and hematological malignancies. We are now in lead optimization for our fifth product candidate and plan to submit an investigational new drug application, or IND, to the FDA in 2021.

Since our inception, our operations have been limited to organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product pipeline. We do not have any products approved for commercial sale and have not generated any revenues from product sales. On April 7, 2020, we completed our initial public offering, or IPO, and issued and sold approximately 10.6 million shares of our common stock at a public offering price of $18.00 per share, including approximately 1.4 million shares in connection with the full exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $172.4 million, after deducting underwriting discounts and commissions and offering expenses. On August 3, 2020, pursuant to our registration statement on Form S-1 (Registration No. 333-240115), as amended, filed with the SEC on July 27, 2020, we completed a follow-on offering of our common stock and issued and sold approximately 4.7 million shares of our common stock at a public offering price of $35.00 per share, including approximately 0.6 million shares in connection with the full exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $155.2 million, after deducting underwriting discounts and commissions and offering expenses.

We had cash, cash equivalents and marketable securities of $367.4 million as of September 30, 2020. We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
Since inception, we have incurred significant operating losses. Our net losses were $46.4 million for the year ended December 31, 2019, and $78.2 million and $31.8 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. Our net losses were $34.7 million and $12.6 million for the three months ended September 30, 2020 and September 30, 2019, respectively. We had an accumulated deficit of $160.5 million as of September 30, 2020. We expect to continue to incur significant expenses and operating losses for the foreseeable future.
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
Impact of COVID-19 Pandemic
We continue to monitor how the COVID-19 pandemic is affecting our employees, business, preclinical studies and clinical trials. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices and limited the number of staff in any given research and development laboratory. Disruptions caused by the COVID-19 pandemic have resulted in difficulties including delays in initiating new trial sites and certain supply chain activities, suspension of enrollment at some of our existing trial sites, and the incurrence of additional costs as a result of preclinical study and clinical trial delays and adjustments. Limited operations at our laboratory facilities have also resulted in delays in our research-stage programs. As a result, we expect that the COVID-19 pandemic will continue to impact our business, results of operations, clinical development timelines and financial condition. At this time, there is significant uncertainty relating to the trajectory of the COVID-19 pandemic and impact of related responses. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the continued impact on financial markets and the global economy, and the effectiveness of the global response to contain and treat the disease. See “Risk Factors— The outbreak of the novel coronavirus disease, COVID-19, has adversely impacted and we expect will continue to adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1A. of this Quarterly Report on Form 10-Q.
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

Our payment obligations under the Recurium Agreement are based on the percentage ownership interest Recurium Equity, LLC, an affiliated company of Recurium IP, has in us, as determined in accordance with the terms of the Recurium Agreement. Under the terms of the Recurium Agreement, we are obligated to make development and regulatory milestone payments, pay royalties for net sales and make sublicensing payments with respect to certain licensed products directed to one of ten specific biological targets, including ZN-c5, ZN-c3 and ZN-e4. We are obligated to make development and regulatory milestone payments for such licensed products of up to $44.5 million if Recurium Equity, LLC has less than 10% ownership percentage of us, or up to $21.5 million if the ownership percentage is 10% or more but no more than 15%. If the percentage of ownership interest Recurium Equity, LLC has in us is greater than 15% then no development and regulatory milestone payments will be due. In addition, we are obligated to make milestone payments up to $150,000 for certain licensed products used in animals. We are also obligated to pay royalties on sales of such licensed products at a mid- to high-single digit percentage if Recurium Equity, LLC’s ownership percentage in us is less than 10%, at a mid-single digit percentage if such ownership percentage is 10% or more but no more than 15%, and at a low-single digit percentage if such ownership percentage is above 15%. In addition, if we choose to sublicense or assign to any third parties our rights under the Recurium Agreement with respect to such licensed products, we must pay to Recurium IP 20% of sublicensing income received in connection with such transaction if Recurium Equity, LLC has less than 10% ownership percentage of us, or a percentage of 10% if the ownership percentage is 10% or more but no more than 15%. If the percentage of ownership interest Recurium Equity, LLC has in us is greater than 15% then no sublicensing payments will be due. As of September 30, 2020, Recurium Equity, LLC’s ownership interest in us, as determined in accordance with the terms of the Recurium Agreement was 10.2%, requiring potential payment of aggregate development and regulatory milestone payments of $21.5 million and royalties of mid-single digit percentage on sales of the relevant licensed products.
Mayo Foundation for Medical Education and Research
In February 2016, and as amended in April 2017 and December 2017, we entered into an option agreement, or the Mayo Agreement, with Mayo Foundation for Medical Education and Research under which we were granted an exclusive option to obtain a nonexclusive worldwide license to know-how and an exclusive worldwide license related to patent rights created by Mayo under the Mayo Agreement. We have the right to sublicense our rights under the Mayo Agreement, subject to certain conditions. We are required to use commercially reasonable efforts to develop and commercialize licensed products. Under the terms of the Mayo Agreement, we are obligated to pay royalties on sales for each licensed product at a low-single digit percentage as well as grants of equity interests to be negotiated on a case-by-case basis. In addition, in consideration for the grant of know-how we provided grants of common stock on the first anniversary and Class A common units on the second and third anniversaries following entry into the Mayo Agreement. As of September 30, 2020, we have granted equity securities which amount to 15,435 shares of common stock under the Mayo Agreement. The Mayo Agreement will expire on the date of the last to expire of the Mayo patent rights or, if no Mayo patent rights arise, on February 11, 2021. As of the date of this filing, no Mayo patent rights have been created under the Mayo Agreement. The Mayo Agreement may be terminated in its entirety or in part by Mayo in the event of an uncured material breach by us, in the event that we bring suit against Mayo, except for an uncured material breach of the Mayo Agreement by Mayo, or in the event we are subject to specified bankruptcy, insolvency or similar circumstances.
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

Zentera Therapeutics
In May 2020, each of our subsidiaries Zeno Alpha, Inc., K-Group Alpha, Inc. and K-Group Beta, Inc. entered into a collaboration and license agreement with our majority-owned joint venture, Zentera Therapeutics (Cayman), Ltd., or Zentera (the “Zentera Sublicenses”), pursuant to which we collaborate with Zentera on the development and commercialization of ZN-c5, ZN-d5 and ZN-c3, respectively, whether alone or in a licensed product (“Collaboration Products”), in each case for the treatment or preventions of disease, other than for pain (the “Zentera Field”), in the People’s Republic of China, Macau, Hong Kong and Taiwan (the “Zentera Collaboration Territory”). Under each Zentera Sublicense, Zentera will lead development, and upon regulatory approval, the commercialization, of the Collaboration Products in the Zentera Collaboration Territory. On May 19, 2020, Zentera issued an aggregate of 60.2% of its issued shares of common stock to Zeno Alpha, Inc., K-Group Alpha, Inc., K-Group Beta, Inc., Zeno Management, Inc. and Zeno Beta, Inc. Anthony Y. Sun, M.D., our President and Chief Executive Officer, serves as Chief Executive Officer and a member of the board of directors of Zentera, and Kevin D. Bunker, Ph.D., our Chief Operating Officer, serves as a member of the board of directors of Zentera.
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
Under the terms of the Zentera Sublicenses, Zentera is responsible for the costs of developing the Collaboration Products in the Zentera Collaboration Territory, and we are responsible for the costs of developing the Collaboration Products outside the Zentera Collaboration Territory, provided that Zentera will reimburse us for a portion of its costs for global data management, pharmacovigilance, safety database management, and chemistry, manufacturing and controls activities with respect to each Collaboration Product. Under the Zentera Sublicenses, we will be eligible to receive future development and regulatory milestones based upon Recurium Equity LLC’s aggregate direct or indirect ownership percentage of the furthest down-stream sublicensee which is an affiliate of Zeno Management, Inc. of the applicable Collaboration Product (such ownership percentage, the “Recurium Equity Percentage”). At the Recurium Equity Percentages of less than 10%, and 10% but no more than 15%, we will be eligible to receive development and regulatory milestones of up to $4.45 million and $2.15 million per Collaboration Product, respectively. If the Recurium Equity Percentage is greater than 15%, then no development and regulatory milestone payments will be due. Zentera will pay us royalties on net sales of Collaboration Products in the Zentera Collaboration Territory at a mid- to high-single digit percentage if the Recurium Equity Percentage is less than 10%, at a mid-single digit percentage if the Recurium Equity Percentage is 10% or more but no more than 15%, and at a low-single digit percentage if the Recurium Equity Percentage is above 15%, in each subject to certain reductions. In addition, if Zentera or its affiliate chooses to sublicense or assign to any third parties its rights under the Zentera Sublicenses with respect to any Collaboration Product, Zentera must pay to us 20% of sublicensing income received by Zentera or its affiliates in connection with such transaction if the Recurium Equity Percentage is less than 10%, or a percentage of 10% if the Recurium Equity Percentage is 10% or more but no more than 15%. If the Recurium Equity Percentage is greater than 15% then no sublicensing payments will be due. As of September 30, 2020 the Recurium Equity Percentage, as determined in accordance with the terms of the Recurium Agreement, was 10.2%.
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
The following table summarizes our research and development expenses by product candidate or development program (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
ZN-c5	$7,455	$2,473	$18,328	$5,627
ZN-c3	3,697	1,675	7,858	4,170
ZN-d5	2,305	1,575	4,984	3,549
ZN-e4	959	1,082	1,986	3,298
Unallocated research and development expenses	10,254	3,934	22,224	9,873
Total research and development expenses	$24,670	$10,739	$55,380	$26,517
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
Results of Operations
Comparison of Three Months Ended September 30, 2020 to Three Months Ended September 30, 2019
The following table summarizes our results of operations for the periods indicated, together with the changes in those items in dollars:

	Three Months Ended September 30,		Change
	2020	2019
	(in thousands)
Operating expenses
Research and development	$24,670	$10,739	$13,931
General and administrative	10,097	1,844	8,253
Total operating expenses	34,767	12,583	22,184
Loss from operations	(34,767)	(12,583)	(22,184)
Investment and other income, net	120	12	108
Net loss before income taxes	(34,647)	(12,571)	(22,076)
Income tax expense	18	1	17
Net loss	(34,665)	(12,572)	(22,093)
Net loss attributable to noncontrolling interest	(110)	(228)	118
Net loss attributable to Zentalis	$(34,555)	$(12,344)	$(22,211)
Revenue
We did not generate any revenue for the three months ended September 30, 2020 and September 30, 2019.

Research and Development Expenses
Research and development expenses for the three months ended September 30, 2020 were $24.7 million, compared to $10.7 million for the three months ended September 30, 2019. The increase of $13.9 million was primarily due to increases in external research and development expenses related to our lead product candidates, as we advanced our Phase 1/2 clinical trials for ZN-c5, ZN-c3 and ZN-d5. In addition, in the three months ended September 30, 2020, we conducted additional preclinical studies, incurred additional manufacturing costs, and incurred increased costs for study and lab materials. Unallocated research and development expenses increased by $6.3 million primarily due to $4.5 million of additional employee related costs, of which $2.1 million was driven by non-cash stock-based compensation from incentive grants and increased headcount to support our platform development and $1.4 million of facilities and other allocated overhead expenses.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2020 were $10.1 million, compared to $1.8 million during the three months ended September 30, 2019. This increase of $8.3 million was primarily attributable to an increase of $6.5 million in employee-related costs of which $5.0 million was driven by non-cash stock-based compensation from incentive grants issued during the quarter and increased headcount to support our growth. Professional service fees for legal, accounting and consulting services increased $1.1 million to support the increased operations of the organization, and insurance costs increased by $0.7 million related to operating as a public company.
Investment and Other Income, Net
Investment and other income was $0.1 million for the three months ended September 30, 2020, compared to a nominal amount for the three months ended September 30, 2019. The increase was the result of interest earned on higher invested cash and marketable securities balances.
Comparison of Nine Months Ended September 30, 2020 to Nine Months Ended September 30, 2019
The following table summarizes our results of operations for the periods indicated, together with the changes in those items in dollars:

	Nine Months Ended September 30,		Change
	2020	2019
	(in thousands)
Operating expenses
Research and development	$55,380	$26,517	$28,863
General and administrative	23,162	5,423	17,739
Total operating expenses	78,542	31,940	46,602
Loss from operations	(78,542)	(31,940)	(46,602)
Investment and other income, net	368	123	245
Net loss before income taxes	(78,174)	(31,817)	(46,357)
Income tax expense	18	15	3
Net loss	(78,192)	(31,832)	(46,360)
Net loss attributable to noncontrolling interest	(654)	(675)	21
Net loss attributable to Zentalis	$(77,538)	$(31,157)	$(46,381)
Revenue
We did not generate any revenue for the nine months ended September 30, 2020 and September 30, 2019.

Research and Development Expenses
Research and development expenses for the nine months ended September 30, 2020 were $55.4 million, compared to $26.5 million for the nine months ended September 30, 2019. The increase of $28.9 million was primarily due to increases in external research and development expenses related to our lead product candidates, as we advanced our Phase 1/2 clinical trials for ZN-c5 and ZN-c3. In addition, in the nine months ended September 30, 2020, we conducted additional preclinical studies, incurred additional manufacturing costs, and incurred increased costs for study and lab materials. Unallocated research and development expenses increased by $12.4 million primarily due to $9.5 million of additional employee related costs, of which $3.8 million was driven by non-cash stock-based compensation from incentive grants and increased headcount to support our platform development and $2.1 million of facilities and other allocated overhead expenses.
General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2020 were $23.2 million, compared to $5.4 million during the nine months ended September 30, 2019. This increase of $17.7 million was primarily attributable to an increase of $12.8 million in employee-related costs of which $10.1 million was driven by non-cash stock-based compensation from incentive grants and increased headcount to support our growth. Professional service fees for legal, accounting and consulting services increased $3.6 million to support the increased operations of the organization, insurance costs increased by $1.3 million related to operating as a public company.
Investment and Other Income, Net
Investment and other income was $0.4 million for the nine months ended September 30, 2020, compared to $0.1 million for the nine months ended September 30, 2019. The increase was the result of interest earned on higher invested cash and marketable securities balances.
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
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity securities. From inception through September 30, 2020, we raised a total of $162.1 million in gross proceeds from the sale of shares of our Series A, B and C convertible preferred units. On April 7, 2020, we completed our IPO and issued and sold approximately 10.6 million shares of our common stock, including approximately 1.4 million shares in connection with the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $18.00 per share, resulting in net proceeds of approximately $172.4 million, after deducting the underwriting discounts and commissions and estimated offering expenses.
On August 3, 2020, we completed a follow-on offering of our common stock and issued and sold approximately 4.7 million shares of our common stock, including approximately 0.6 million shares in connection with the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $35.00 per share, resulting in net proceeds of approximately $155.2 million, after deducting estimated underwriting discounts and commissions and offering expenses.
As of September 30, 2020, we had $92.6 million in unrestricted cash and cash equivalents, $274.9 million in marketable securities, and an accumulated deficit of $160.5 million. We had no indebtedness as of September 30, 2020.
Cash Flows
The following table summarizes our sources and uses of cash for the period presented:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(59,468)	$(25,952)
Net cash used in investing activities	(275,182)	(316)
Net cash provided by financing activities	361,033	81,883
Net increase/(decrease) in cash and cash equivalents	$26,383	$55,615
Operating Activities
We have incurred losses since inception. Net cash used in operating activities for the nine months ended September 30, 2020 was $59.5 million, consisting primarily of our net loss of $78.2 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses, partially offset by changes in operating assets and liabilities of $3.1 million and by non-cash adjustments of $15.6 million.
Net cash used in operating activities for the nine months ended September 30, 2019 was $26.0 million, consisting primarily of our net loss of $31.8 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses, partially offset by changes in operating assets and liabilities of $5.4 million and non-cash adjustments of $0.5 million.

Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2020 of $275.2 million was attributable to the net investment of excess cash of $275.1 million and the purchases of property and equipment of $0.1 million.
Net cash used in investing activities for the nine months ended September 30, 2019 was $0.3 million consisting of purchases of property and equipment.
Financing Activities
Net cash provided by financing activities in the nine months ended September 30, 2020 of $361.0 million relates to net proceeds from the completion of our initial public offering of $172.5 million, net proceeds from our follow-on offering of $155.9 million, net proceeds from the issuance of our Series C convertible preferred units of $14.2 million, and contributions from noncontrolling interest owners of $18.4 million.
Net cash provided by financing activities in the nine months ended September 30, 2019 of $81.9 million relates to net proceeds from the issuance of our Series C convertible preferred units.
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
We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2020, will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
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
Contractual Obligations
The disclosure reported in “Contractual Obligations” in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Follow-On Prospectus contains a table summarizing our contractual obligations and commitments as of December 31, 2019. During the nine months ended September 30, 2020, there were no material changes to our principal contractual obligations, other than (1) the exclusion of certain laboratory space from our operating lease obligations as reported in our Follow-On Prospectus, and (2) certain other changes to our operating lease obligations relating to a new lease for approximately 117,929 square feet of office and laboratory space in San Diego, California, as disclosed in Note 10 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date and have financed our operations principally through private financings and our initial public offering, or IPO. We have incurred net losses of $46.4 million for the year ended December 31, 2019, and $78.2 million and $31.8 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $160.5 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. Three of our product candidates, ZN-c5, ZN-c3 and ZN-e4, are in clinical trials, and we intend to initiate a Phase 1 clinical trial of ZN-d5 in patients with AML or B-cell lymphoma in the first half of 2021. In addition, we plan to submit an IND to the FDA for our fifth product candidate in 2021. Our other programs are in preclinical research. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential products.
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
As of September 30, 2020, we had cash, cash equivalents and marketable securities of $367.4 million. Based on current business plans, we believe that our existing cash, cash equivalents and marketable securities as of September 30, 2020 will be sufficient to fund our operating expenses and capital expenditures requirements into 2023, but will not be sufficient to fund all of the activities that are necessary to complete the development of our product candidates. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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

Interim, initial, “topline”, and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.
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
If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.
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
For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was passed, which substantially changes the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have passed. On December 22, 2017, President Trump signed into law federal tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare Part D drug plans. In December 2018, CMS published a new final rule permitting further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review the case, although it is unclear when a decision will be made or how the Supreme Court will rule. In addition, there may be other efforts to challenge, repeal or replace the ACA. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future.
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2030 unless additional congressional action is taken, with the exception of a temporary suspension from May 1, 2020 through December 31, 2020 implemented under the Coronavirus Aid, Relief, and Economic Security Act, which was signed into law on March 27, 2020. In addition, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, at the federal level, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the Trump administration’s budget proposal for the fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Although a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
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
As of September 30, 2020, we had 110 full-time employees, including 72 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
The net operating loss, or NOL, carryforwards of the Company and our corporate subsidiaries could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law. Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, signed into law on March 27, 2020, NOLs arising in tax years beginning after December 31, 2017, and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss, and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, under the Tax Act as modified by the CARES Act, federal NOLs of the Company and our corporate subsidiaries generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning after December 31, 2020 may be limited. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, a “Separate Return Limitation Year” (“SRLY”) generally encompasses all separate return years of a member (or predecessor in a transaction pursuant to Section 381 of the Internal Revenue Code of 1986, as amended, or the Code, or certain other transactions), including tax years in which it joins a consolidated return of another group. According to Treasury Regulation Section 1.1502-21, NOLs of a member that arises in a SRLY may be applied against consolidated taxable income only to the extent of the loss member’s cumulative contribution to the consolidated taxable income. As a result, this SRLY limitation may also increase the tax liability to the Company (by reducing the carryforward of certain NOLs that otherwise might be used to offset the amount of taxable gain), potentially decreasing the value of our common stock. As of December 31, 2019, our corporate subsidiaries had available NOL carryforwards of approximately $89.2 million for federal income tax purposes, of which $68.2 million were generated in and after 2018 and can be carried forward indefinitely. The remaining federal NOLs of $21.0 million, which were generated prior to 2018, will start to expire in 2033 if not utilized. We do not anticipate carrying back any NOLs of our corporate subsidiaries.

In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. We have not conducted any studies to determine annual limitations, if any, that could result from such changes in the ownership. Our ability to utilize those NOLs could be limited by an “ownership change” as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations.
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
Moreover, the scope of claims in a patent application can be significantly reduced before any claims in a patent is issued, and claim scope can be reinterpreted after issuance. Even if patent applications we license currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage.

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
Competitors may infringe our intellectual property rights or those of our licensors. To prevent infringement or unauthorized use, we and/or our licensors may be required to file infringement claims, which can be expensive and time-consuming. Further, our licensors may need to file infringement claims, and our licensors may elect not file such claims. In addition, in a patent infringement proceeding, a court may decide that a patent we own or license is not valid, is unenforceable and/or is not infringed. If we or any of our licensors or potential future collaborators were to initiate legal proceedings against a third party to enforce a patent directed at one of our product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable in whole or in part. In patent litigation, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty or written description, obviousness or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent intentionally withheld material information from the USPTO or made a misleading statement during prosecution.
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
As of September 30, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 59.8% of our outstanding common stock. As a result, these stockholders will be able to significantly influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Outstanding shares of our common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act, or to the extent that such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Moreover, holders of a substantial number of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates on unfavorable terms to us.
We may seek additional capital through a variety of means, including through public or private equity, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. For example, in August 2020, we completed an underwritten public offering of our common stock. To the extent that we raise additional capital through the sale of equity or convertible debt or equity securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing may result in dilution to stockholders, imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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
Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” if the market value of our voting and non-voting common shares held by non-affiliates is less than $250 million (or less than $700 million if our annual revenues during the most recently completed fiscal year are less than $100 million) as measured on the last business day of our second fiscal quarter. Similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations, such as an exemption from providing selected financial data and an ability to provide simplified executive compensation information and only two years of audited financial statements.
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
This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. If a court were to find this exclusive-forum provision in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business. Nothing in our certificate of incorporation precludes stockholders that assert claims under the Securities Act or the Exchange Act from bringing such claims in state or federal court, subject to applicable law.
General Risk Factors

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
We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an emerging growth company for up to five years from the date of our IPO. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.
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

We have never declared or paid any cash dividends on our equity securities. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to any appreciation in the value of our common stock, which is not certain
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Proceeds
On April 7, 2020, we completed our IPO and issued and sold 10,557,000 shares of our common stock (including 1,377,000 shares of our common stock in connection with the full exercise of the underwriters’ option to purchase additional shares) at a price to the public of $18.00 per share.
As of September 30, 2020, net proceeds of approximately $172.4 million from our initial public offering have been invested in investment grade, interest-bearing instruments. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus, dated April 2, 2020, filed with the SEC pursuant to Rule 424(b) relating to our registration statement on Form S-1 (Registration No. 333-236959), as amended, filed in connection with our IPO.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

2.1	Plan of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.1	05/15/2020
2.2	Certificate of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.2	05/15/2020
3.1	Certificate of Incorporation of Zentalis Pharmaceuticals, Inc.	S-8	333-237593	4.1	04/07/2020
3.2	Bylaws of Zentalis Pharmaceuticals, Inc.	S-8	333-237593	4.2	04/07/2020
10.1	Agreement for Termination of Lease and Voluntary Surrender of Premises, dated July 14, 2020, by and between Zeno Management, Inc. and ARE-SD-Region NO. 44, LLC	S-1/A	333-240115	10.23	07/28/2020

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

10.2	Lease, effective September 30, 2020, between Zentalis Pharmaceuticals, Inc. and TPSC IX, LLC	8-K	001-39263	10.1	10/02/2020
10.3	Second Amended and Restated Employment Agreement, effective as of October 1, 2020, between Zeno Management Inc. and Anthony Y. Sun, M.D.	8-K	001-39263	10.2	10/02/2020
10.4	Amended and Restated Employment Agreement, effective as of October 1, 2020, between Zeno Management, Inc. and Kevin Bunker, Ph.D.	8-K	001-39263	10.3	10/02/2020
10.5	Amended and Restated Employment Agreement, effective as of October 1, 2020, between Zeno Management Inc. and Melissa Epperly	8-K	001-39263	10.4	10/02/2020
10.6	Employment Agreement, effective as of October 1, 2020, between Zeno Management, Inc. and Cam Gallagher					*
10.7	Employment Agreement, effective as of July 20, 2020, between Zeno Management, Inc. and Alexis Pinto					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zentalis Pharmaceuticals, Inc.

Date: November 9, 2020	By:	/s/ Anthony Y. Sun, M.D.
Anthony Y. Sun, M.D.
Chief Executive Officer, President and Chairman

Date: November 9, 2020	By:	/s/ Melissa B. Epperly
Melissa B. Epperly
Chief Financial Officer