Form 10-K
period 2020-12-31
Zentalis Pharmaceuticals, Inc.
filed 2021-03-25
CIK 1725160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File Number: 001-39263

Zentalis Pharmaceuticals, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	82-3607803
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
530 Seventh Avenue, Suite 2201 New York, New York (Address of principal executive offices)	10018 (Zip Code)
Registrant's telephone number, including area code (212) 433-3791

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	ZNTL	The Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act: None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12-months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.15 billion based on the closing price of $48.02 as reported on the Nasdaq Global Select Market on such date. Solely for the purposes of this disclosure, shares of common stock held by executive officers, directors and certain stockholders of the registrant as of such date have been excluded because such holders may be deemed to be affiliates.
The number of shares of registrant's common stock outstanding as of March 24, 2021 was 41,040,286.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020 are incorporated herein by reference in Part III.

BASIS OF PRESENTATION

Except where the context otherwise requires or where otherwise indicated, the terms “Zentalis,” “we,” “us,” “our,” “our company,” “Company” and “our business” refer: (1) following the consummation of our statutory conversion to a Delaware corporation on April 2, 2020, or the Corporate Conversion, in connection with our initial public offering, or IPO, to Zentalis Pharmaceuticals, Inc. and (2) prior to the completion of the Corporate Conversion, to Zentalis Pharmaceuticals, LLC.

The consolidated audited financial statements include the accounts of Zentalis Pharmaceuticals, LLC and its subsidiaries. In connection with our IPO, in April 2020, Zentalis Pharmaceuticals, LLC converted into a Delaware corporation pursuant to a statutory conversion, and changed its name to Zentalis Pharmaceuticals, Inc. All holders of units of Zentalis Pharmaceuticals, LLC became holders of shares of common stock of Zentalis Pharmaceuticals, Inc. In this Annual Report on Form 10-K, we refer to all transactions related to our conversion to a corporation as the Corporate Conversion.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “forecast,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding our future results of operations and financial position, the anticipated impact of the COVID-19 pandemic on our business, business strategy, prospective products and product candidates, clinical trial timelines and expected timing for the release of data, research and development costs, future revenue, timing and likelihood of success, potential collaboration opportunities and plans and objectives of management.

The forward-looking statements in this Annual Report on Form 10-K are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of known and unknown risks, uncertainties, assumptions and other important factors, including those described under the sections in this Annual Report on Form 10-K entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K.

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

TRADEMARKS AND TRADENAMES

Solely for convenience, trademarks, service marks and tradenames referred to in this Annual Report on Form 10-K may appear without the ®, TM or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, service marks and tradenames. This Annual Report on Form 10-K may also contain trademarks, service marks, tradenames and copyrights of other companies, which are the property of their respective owners.

INDUSTRY AND OTHER DATA

This Annual Report on Form 10-K contains industry, market and competitive position data from our own internal estimates and research as well as industry and general publications and research surveys and studies conducted by third parties. Industry publications, studies and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our internal data and estimates are based upon information obtained from trade and business organizations and other contacts in the markets in which we operate and our management’s understanding of industry conditions. While we believe that each of these studies and publications is reliable, we have not independently verified market and industry data from third-party sources. While we believe our internal company research is reliable and the market definitions are appropriate, neither such research nor definitions have been verified by an independent source.

The industry in which we operate is subject to risks and uncertainties due to a variety of factors, including those described in Part I, Item 1A., “Risk Factors” in this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A., “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•We have a limited operating history, have not completed any clinical trials and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.

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

•We are substantially dependent on the success of our lead product candidates, ZN-c5 and ZN-c3, which are currently in clinical trials. If we are unable to complete development of, obtain approval for and commercialize ZN-c5 and/or ZN-c3 in a timely manner, our business will be harmed.

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

•The clinical trial and regulatory approval processes are lengthy, time-consuming and inherently unpredictable, and we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

•The competition for qualified personnel is particularly intense in our industry. If we are unable to retain or hire key personnel, then we may not be able to sustain or grow our business.

•We face significant competition and, if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.

•Our success depends on our ability to protect our intellectual property and our proprietary platform. If we are unable to adequately protect our intellectual property and our proprietary platform, or to obtain and maintain issued patents which are sufficient to protect our product candidates, then others could compete against us more directly, which would negatively impact our business.

•Our existing collaborations are important to our business and future licenses may also be important to us and, if we are unable to maintain any of these collaborations, or if these arrangements are not successful, our business could be adversely affected.

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

•The COVID-19 pandemic has adversely impacted, and we expect will continue to adversely impact, our business, including our preclinical studies and clinical trials.

PART I
Item 1. Business.
Overview
We are a clinical-stage biopharmaceutical company focused on discovering and developing small molecule therapeutics targeting fundamental biological pathways of cancers. We use our highly efficient drug discovery engine, which we refer to as our Integrated Discovery Engine, to identify targets and develop small molecule new chemical entities, or NCEs, with properties that we believe could result in potentially differentiated product profiles. Our discovery engine combines our extensive experience and capabilities across cancer biology and medicinal chemistry. We believe our product candidates are differentiated from current programs targeting similar pathways and, if approved, have the potential to significantly impact clinical outcomes of patients with cancer.
We are developing a broad pipeline of product candidates, with an initial focus on validated oncology targets with the potential to address large patient populations. We currently have two (2) lead product candidates - ZN-c5 and ZN-c3. ZN-c5 is an oral selective estrogen receptor degrader, or SERD, currently in a Phase 1/2 clinical trial for the treatment of advanced estrogen receptor-positive, human epidermal growth factor receptor 2-negative, or ER+/HER2-, advanced or metastatic breast cancer. We have designed ZN-c5 to have high potency and selectivity, as well as favorable tolerability and pharmacokinetic, or PK, properties. We intend to initiate the Phase 2 monotherapy and combination portions of this Phase 1/2 trial in the first half of 2021. ZN-c3, an inhibitor of WEE1, a protein tyrosine kinase, is currently being evaluated in a Phase 1/2 clinical trial for the treatment of advanced solid tumors as a monotherapy and in a Phase 1b clinical trial in combination with chemotherapy in patients with advanced ovarian cancer. We plan to present initial data from the Phase 1 portion of the Phase 1/2 monotherapy trial at the 2021 American Association of Cancer Research (AACR) Annual Meeting. In 2021, we intend to initiate a Phase 2 monotherapy trial for uterine serous carcinoma, or USC, and two (2) additional Phase 1 clinical trials evaluating ZN-c3 in combination with chemotherapy and PARP inhibitor in ovarian cancer and other targeted indications.
Our other clinical product candidates include ZN-d5, a selective inhibitor of B-cell lymphoma 2, or BCL-2, currently in Phase 1 clinical trial for the treatment of non-Hodgkin's lymphoma, or NHL, and acute myelogenous leukemia, or AML, and ZN-e4, an irreversible inhibitor of mutant epidermal growth factor receptor, or EGFR, currently in a Phase 1/2 clinical trial for the treatment of advanced non-small cell lung cancer, or NSCLC.
We plan to explore the combination potential of ZN-c5, our oral SERD, with ZN-d5, our BCL-2 inhibitor, for the treatment of ER+/HER2- breast cancer. We expect to report topline results from the Phase 1 portion of the ongoing trials of each of ZN-c5, ZN-c3 and ZN-e4 in 2021. We currently own worldwide development and commercialization rights to each of our product candidates, other than in select Asian countries (including China) for each of ZN-c5, ZN-c3 and ZN-d5, for which we have out-licensed these rights to our majority-owned joint venture, Zentera Therapeutics (Cayman), Ltd., or Zentera, and for ZN-e4, for which we have out-licensed these rights to SciClone Pharmaceuticals International (Cayman) Development Ltd., or SciClone.
The following table summarizes our product candidate pipeline.

(1) We are currently evaluating ZN-c5 in combination with palbociclib, as part of a clinical research collaboration with Pfizer, and are evaluating ZN-c5 in combination with abemaciclib, as part of a clinical research collaboration with Eli Lilly and Company, or Lilly. We maintain full ownership of ZN-c5 in each such collaboration. SciClone has development and commercial rights to ZN-e4 in Greater China (including Macau and Hong Kong), South Korea, Taiwan and Vietnam. Zentera, our majority-owned joint venture, has development and commercial rights to ZN-c5, ZN-c3 and ZN-d5 in select Asian countries (including China). Zentera submitted an investigational new drug application, or IND, in China for ZN-c5 in December 2020, for ZN-c3 in February 2021, and intends to submit for ZN-d5 in 2021.
We are also currently advancing multiple small molecule programs in preclinical development for other cancer indications, including select solid tumors and hematological malignancies. We are now in lead optimization for our fifth product candidate and plan to submit an IND to the FDA in 2021.
In the six (6) years since our inception, we have successfully cleared four (4) INDs with the FDA, and expect to submit a fifth IND in 2021. Our Integrated Discovery Engine has enabled us to take each of our clinical-stage product candidates from initial discovery to IND submission in less than three (3) years in a capital efficient manner. We begin our process of drug discovery by identifying fundamental biological pathways of cancers based upon a number of factors, including validation of the pathway through prior clinical outcomes and ability to impact large patient populations. We then analyze existing marketed products and compounds in development that target these cancer pathways and assess their limitations, efficacy, safety, tolerability, PK, patient convenience and potential to be used in combination with other therapies. Next, we use our medicinal chemistry expertise and extensive understanding of target-drug structure activity to design proprietary NCEs with properties that we believe can address observed limitations and suboptimal drug characteristics of marketed products or other compounds in development, including potency, solubility, route of administration and PK properties. We believe overcoming these limitations may also allow us to develop these product candidates for use in combination with other therapies, including with our internally-developed product candidates, if approved. Finally, we strive to generate preclinical data to support that such candidates could have a differentiated product profile in our expected lead indications before advancing a compound into clinical development. We have used our Integrated Discovery Engine to generate a pipeline of four (4) product candidates targeting solid tumors and hematological malignancies. Longer term, we believe our discovery engine has the potential to generate product candidates addressing a wide range of additional therapeutic areas.
ZN-c5, one of our lead product candidates, is an oral SERD for the treatment of ER+/HER2- advanced or metastatic breast cancer. ER+/HER2- breast cancer affects approximately 70% of all breast cancer patients in the United States. These tumors depend on the estrogen receptor, or ER, for growth and survival, and are currently treated by a number of approved hormonal therapies. We have designed ZN-c5 to overcome limitations of existing hormonal therapies, including the only FDA-approved SERD, fulvestrant (marketed as Faslodex® by AstraZeneca). Despite its limitations, Faslodex® generated worldwide sales of over $1.0 billion in 2018 (the last year prior to generic competition), reflecting part of the significant potential of the SERD therapeutic class in ER+/HER2- breast cancer.
We believe ZN-c5, which is being developed for convenient oral administration, has the potential to be used as monotherapy and in combinations, and could become the standard of care for hormonal therapy in the treatment of all lines of ER+/HER2- breast cancer, if approved. We are currently evaluating ZN-c5 in a Phase 1/2 clinical trial in patients with ER+/HER2- advanced or metastatic breast cancer, both as monotherapy and in combination with palbociclib (marketed as Ibrance® by Pfizer) as part of a clinical research collaboration with Pfizer. Palbociclib is an inhibitor of cyclin dependent kinases 4 and 6, or CDK4/6, and is FDA approved for ER+/HER2- advanced or metastatic breast cancer patients in combination with hormonal therapies, such as fulvestrant. In addition, we initiated a Phase 1b open label, multi-center trial evaluating ZN-c5 in combination with abemaciclib (marketed as Verzenio® by Lilly) in patients with ER+/HER2- advanced or metastatic breast cancer in November 2020 as part of a clinical research collaboration with Lilly. Abemaciclib is a CDK4/6 inhibitor FDA approved for the treatment of HR+/HER2- advanced or metastatic breast cancer patients in combination with fulvestrant, aromatase inhibitors or as a single agent in certain patients with disease progression following treatment with prior endocrine therapy or chemotherapy regimens.
We believe ZN-c5, if approved, may have a potentially differentiated product profile. Based on results from our ongoing Phase 1/2 clinical trial as of the database cutoff date of June 30, 2020, the PK of ZN-c5, as monotherapy and in combination with palbociclib, was characterized by rapid absorption into the systemic circulation and high drug exposure levels. Six (6) of the 15 patients in the Phase 1, monotherapy dose escalation portion of the trial showed stable disease for 24 weeks, leading to a clinical benefit rate of 40% as of such date. In addition, ZN-c5 has been observed to be well tolerated with no dose-limiting toxicities reported. In preclinical studies, ZN-c5 has shown anti-tumor activity, potency and selectivity. We intend to initiate the Phase 2 monotherapy and combination portions of the Phase 1/2 trial in the first half of 2021. We are also currently dosing ZN-c5 in a Phase 1 Window of Opportunity study in patients with ER+/HER2- breast cancer scheduled to undergo surgical resection of the tumor or start neoadjuvant treatment. We expect to report topline results of the Window of Opportunity study in the first half of 2021. In addition, we intend to initiate, subject to feedback from the FDA, a Phase 2/3 clinical trial evaluating

ZN-c5 in earlier stage breast cancer patients in 2021 and to initiate a Phase 1b clinical trial evaluating ZN-c5 in combination with ZN-d5, our BCL-2 inhibitor product candidate, in patients with ER+/HER2- breast cancer in 2021.
Our other lead product candidate, ZN-c3, is an oral, small molecule inhibitor of WEE1, a DNA damage response protein. The inhibition of WEE1 aims to allow sufficient DNA damage in cancer cells to cause them to undergo programmed cell death, or apoptosis, thereby preventing tumor growth and potentially causing tumor regression. There is currently no FDA-approved WEE1 inhibitor. We believe ZN-c3, if approved, may have broad applicability in a wide range of cancers as monotherapy and in combination, including with chemotherapy agents and other targeted therapies. Based on data from 22 patients dosed in the Phase 1 monotherapy dose escalation portion of our ongoing Phase 1/2 clinical trial as of the database cutoff date of June 19, 2020, ZN-c3 has been observed to be well tolerated with no dose limiting toxicities reported. We are currently conducting a Phase 1/2 clinical trial of ZN-c3 in patients with advanced solid tumors. We plan to report results from the Phase 1 portion of this trial at the AACR Annual Meeting in April 2021. In addition, we initiated a Phase 1b clinical trial evaluating ZN-c3 in combination with chemotherapy in patients with advanced ovarian cancer in October 2020 and plan to initiate a Phase 2 trial evaluating ZN-c3 as monotherapy in patients with uterine serous carcinoma, or USC, in 2021. USC comprises 10%, and has the highest mortality rate, of all endometrial cancers, with approximately 6,000 new cases and 4,500 deaths in the United States per year. We continue to actively evaluate other potential combinations for the future clinical development of ZN-c3, and intend to initiate two (2) additional Phase 1 clinical trials evaluating ZN-c3 in combination with chemotherapy and PARP inhibitor in ovarian cancer and other targeted indications in 2021.
ZN-d5 is our oral, small molecule inhibitor of BCL-2, a protein that is designed to inhibit programmed cell death. BCL-2 is a validated target in a wide variety of malignancies and we are initially developing ZN-d5 for the treatment of hematologic malignancies. In the third quarter of 2020, we initiated a Phase 1 clinical trial of ZN-d5 in patients with NHL and AML. We intend to initiate a Phase 1b clinical trial evaluating ZN-d5 in combination with ZN-c5, our oral SERD product candidate, in patients with ER+/HER2- breast cancer in 2021.
ZN-e4 is our oral, small molecule product candidate being developed as an irreversible inhibitor of mutant EGFR. EGFR regulates a number of cellular functions, including cell proliferation and survival, and is a driver of tumor growth in certain cancers, including lung cancer. We have designed ZN-e4 to be highly selective against mutant EGFR. We are conducting a Phase 1/2 clinical trial of ZN-e4 in patients with advanced NSCLC with activating EGFR mutations and are currently evaluating potential combination therapies for future clinical development of ZN-e4. We expect to report topline results from the Phase 1 portion of the trial in 2021.
Pursuant to a collaboration and license agreement entered into in May 2020, we collaborate with Zentera, our majority-owned joint venture, on the development and commercialization of ZN-c5, ZN-c3 and ZN-d5 in select Asian countries (including China). Zentera submitted an IND in China for ZN-c5 in December 2020, for ZN-c3 in February 2021, and intends to submit for ZN-d5 in 2021.
Our History and Team
We began operations in January 2015. We have assembled a management team of biopharmaceutical experts with extensive experience in building and operating organizations that develop and deliver innovative medicines to patients. Our management team has broad expertise and successful track records in drug discovery, clinical development, regulatory affairs, manufacturing and commercialization of cancer therapies, as well as in business and finance, through previous experiences at leading institutions including Aisling Capital, Array Biopharma, Bayer Healthcare, Celgene, CureVac AG, Eisai US, Goldman Sachs, IQVIA, Merck, Morgan Stanley, Novartis, Paratek Pharmaceuticals, Pfizer, PsiOxus Therapeutics and R-Pharm US.
We are guided by our board of directors, scientific advisory board and business advisory board. Our scientific advisory board works with our management team in planning, development and execution of scientific, clinical, and research and development initiatives and strategies, while our business advisory board works with our management team on business and operational initiatives and strategies. Our renowned scientific and business advisory boards are comprised of key scientific and clinical thought leaders in oncology: Stephen Ansell, M.D., Ph.D., Andrew Badley, M.D., Robert Glassman, M.D., Shaji Kumar, M.D., Anthony Letai, M.D., Ph.D., Ross Levine, M.D., Donald McDonnell, Ph.D., Chad Robins, M.B.A. and Kwok-Kin Wong, M.D., Ph.D. These individuals are associated with the following leading institutions: Adaptive Biotechnologies, Credit Suisse, Duke University, Harvard Medical School, Mayo Clinic, Memorial Sloan Kettering Cancer Center and NYU Langone Health.
We believe our experienced and diverse team is well positioned to leverage our highly efficient Integrated Discovery Engine to identify targets and develop small molecule NCEs targeting fundamental biological pathways of cancers that are differentiated from existing marketed therapies by clinical performance, and to address large patient populations.

Strategy
Our goal is to become a leading oncology-focused biopharmaceutical company. Our strategy includes the following key components:

•Discover and develop differentiated small molecule NCEs that address large patient populations with cancer. We have leveraged our broad industry experience and know-how, and the guidance of our scientific and business advisory boards, to build our Integrated Discovery Engine. This engine integrates our extensive capabilities across cancer biology and medicinal chemistry. We use our Integrated Discovery Engine to identify validated and fundamental targets and develop small molecule NCEs that are differentiated from existing marketed therapies by clinical performance, and, if approved, could offer meaningful benefits for patients. In addition, in April 2020, we entered into a discovery platform agreement with Tavros Therapeutics, Inc., or Tavros, to apply Tavros’ functional genomic discovery platform to develop next generation targeted small molecule drug candidates, with an initial goal of expanding our oncology product candidate pipeline. In February 2021, we announced a strategic collaboration to leverage Tempus’ patient-derived organoid biological modeling platform to strengthen Zentalis’ discovery and research capabilities. Tempus’ proprietary platform has the ability to grow and recapitulate tumors both genetically and functionally, some of which can be used for DNA repair profiling and therapeutic sensitivity testing. In harnessing Tempus’ cutting-edge approach, the collaboration will initially aim to evaluate Zentalis’ WEE1 inhibitor, ZN-c3, and its DNA damage response pathway in genetically distinct patient populations. The platform will also be used to investigate additional novel targets of cancer pathways identified by Zentalis, as well as support the study of Zentalis’ current product candidates across various indications. Zentalis retains full ownership of its therapeutic candidates. We will continue to pursue other opportunities for new technologies to enhance the Zentalis approach.
•Rapidly advance the development of our lead product candidates, ZN-c5 (oral SERD) and ZN-c3 (WEE1 Inhibitor), toward regulatory approval. We have designed ZN-c5 to overcome limitations of existing hormonal therapies including fulvestrant, the only FDA-approved SERD. Based on data observed in our preclinical studies and results from our ongoing Phase 1/2 clinical trial, we believe ZN-c5, if approved, may have a differentiated product profile. We are evaluating ZN-c5 as a treatment of ER+/HER2- advanced or metastatic breast cancer. ER+/HER2- breast cancer affects approximately 70% of all breast cancer patients in the United States. We are currently evaluating ZN-c5 in an ongoing Phase 1/2 clinical trial in patients with ER+/ HER2- advanced or metastatic breast cancer both as monotherapy and in combination with palbociclib and in an ongoing Phase 1 Window of Opportunity study in patients with ER+/HER2- breast cancer scheduled to undergo surgical resection of the tumor or start neoadjuvant treatment. We intend to initiate the Phase 2 monotherapy and combinations portions of the Phase 1/2 trial, and to report topline results of the Window of Opportunity study, in the first half of 2021. In addition, in November 2020, we initiated a Phase 1b open label, multi-center trial evaluating ZN-c5 in combination with abemaciclib in patients with ER+/HER2- advanced or metastatic breast cancer as part of a clinical research collaboration with Lilly. In 2021, we intend to initiate a Phase 1b clinical trial evaluating ZN-c5 in combination with ZN-d5, our BCL-2 inhibitor product candidate, in patients with ER+/HER2- breast cancer, and, subject to feedback from the FDA, a Phase 2/3 clinical trial evaluating ZN-c5 in earlier stage breast cancer patients.We are currently evaluating ZN-c3 in a Phase 1/2 monotherapy clinical trial for the treatment of advanced solid tumors and in a Phase 1b clinical trial in combination with chemotherapy in advanced ovarian cancer. We plan to report initial topline results from the ongoing clinical trials of ZN-c3 at the 2021 American Association of Cancer Research (AACR) Annual Meeting. In 2021, we intend to initiate a Phase 2 clinical trial evaluating ZN-c3 as monotherapy in patients with USC, and two (2) additional Phase 1 clinical trials evaluating ZN-c3 in combination with chemotherapy and PARP inhibitor in ovarian cancer and other targeted indications.
•Advance our additional product candidates, ZN-d5 (BCL-2 Inhibitor) and ZN-e4 (EGFR Inhibitor), across multiple cancer indications. We are advancing the development of our other small molecule NCEs targeting fundamental biological cancer pathways. These product candidates are designed to be small molecule NCEs with differentiated product profiles. ZN-d5 is currently in a Phase 1 clinical trial in NHL and AML and ZN-e4 is currently in a Phase 1/2 clinical trial for the treatment of advanced NSCLC. We expect to report topline results from the Phase 1 portions of the ongoing clinical trials of ZN-e4 in 2021. We also intend to initiate a Phase 1b clinical trial evaluating ZN-d5 in combination with ZN-c5 in patients with ER+/HER2- breast cancer in 2021.
•Continue to evaluate our product candidate pipeline in combination with internally discovered and third-party compounds. We believe the future of cancer treatment is to target multiple fundamental biological pathways through combination therapies. In our preclinical studies and clinical trials, our product candidates have shown the potential for combination with other approved and development- stage cancer therapies. For example, we are dosing ZN-c5, our oral SERD, in combination with palbociclib for the treatment of ER+/HER2- advanced or metastatic breast cancer and, in November 2020, we initiated a Phase 1b clinical trial evaluating ZN-c5 in combination with abemaciclib for the treatment of ER+/HER2- advanced or metastatic breast cancer. We also plan to explore other potential combinations for our product candidates with internally developed compounds. For example, we plan to explore the combination potential of ZN-d5, our BCL-2 inhibitor, with ZN-c5, our oral SERD, for the treatment of breast cancer.
•Deploy our highly efficient Integrated Discovery Engine to further expand our product candidate pipeline. Our robust product candidate pipeline is enabled by our highly efficient drug discovery engine, which we plan to continue to leverage to discover and develop additional differentiated small molecule NCEs for the treatment of cancer. In the six (6) years since our inception, we have successfully cleared four (4) INDs with the FDA and expect to submit a fifth IND in 2021. Our Integrated Discovery Engine has enabled us to take our clinical-stage product candidates from initial discovery to acceptance of IND in less than three (3) years per program and in a capital efficient manner. We are also currently advancing multiple small molecule programs in preclinical studies for other cancer indications, including select solid tumors and hematological malignancies.
•Evaluate strategic opportunities to accelerate development timelines and maximize the value of our product candidate pipeline. We currently own the worldwide development and commercial rights to each of our product candidates, other than in select Asian countries (including China) for each of ZN-c5, ZN-c3 and ZN-d5, for which we have outlicensed these rights to Zentera, our majority-owned joint venture, and for ZN-e4, for which we have out-licensed these rights to SciClone. We intend to evaluate additional collaborations that could maximize the value of our product candidate pipeline, either through the evaluation of our product candidates in combination with compounds owned by third-parties or through geographic collaborations outside of the United States that allow us to leverage the existing infrastructure of other companies.

Our Zentalis Approach
We have leveraged our extensive industry experience and know-how, and the guidance of our scientific advisory board, to build our Integrated Discovery Engine that integrates our extensive capabilities across cancer biology and medicinal chemistry. This engine enables us to identify targets for which small molecule NCEs with high potency, high exposure and other optimized drug properties could yield potentially differentiated product profiles. Our approach centers on utilizing our Integrated Discovery Engine to identify such targets and subsequently develop product candidates that address targets with large cancer patient populations. At the core of our Integrated Discovery Engine is our experienced and proven management team, as well as our renowned chemistry team that has over 150 years of combined discovery expertise and who have collectively brought 35 product candidates into clinical development, including 27 oncology product candidates. Due in large part to our Integrated Discovery Engine, we have four (4) active INDs with the FDA, and expect to submit a fifth IND in 2021.
Our Integrated Discovery Engine is executed through the following process:

•First, identify fundamental biological pathways of cancers, considering a number of factors, including prior clinical outcomes, input from our scientific and business advisory boards, large unmet medical need and market opportunity.
•Second, identify and analyze key products or compounds targeting these cancer pathways and assess their limitations, including with respect to efficacy, safety, tolerability, PK, patient convenience and their potential to be used in combination.
•Third, use our medicinal chemistry expertise and deep understanding of target-drug structure activity relationships to create proprietary NCEs that are designed to improve upon and address observed limitations of existing products or compounds.
•Fourth, generate strong preclinical data to support our view that such candidates could have potentially differentiated product profiles in our expected lead indications, if approved, before moving a compound into clinical development.
We have initially chosen to focus on targets that have been validated clinically and, in most cases, commercially. This provides us with a clear understanding of the indications we will target and endpoints that have been required for regulatory approval of products for these indications in the past, as well as the potential for clinical adoption and commercial success. This strategy has enabled us to begin our drug discovery and development process at an advanced state relative to where the process would otherwise begin in focusing on uncharacterized targets. We believe this ability provides us with an efficient path to identifying novel drug compounds and advancing them into clinical development in a capital efficient manner.

Our Product Candidates
ZN-c5, an Oral SERD for the Treatment of ER+/HER2- Breast Cancer

Overview
We are developing ZN-c5, an oral, small molecule product candidate targeting the ER, a key driver of tumor growth and survival in ER+/HER2- breast cancer. These tumors are currently treated by a number of hormonal therapies; however, in contrast to most ER binders that simply block or modulate ER activity, ZN-c5 is also designed to cause degradation of the ER. As such, ZN-c5 is known as a Selective ER Degrader, or SERD. Fulvestrant, marketed as Faslodex® by AstraZeneca, is currently the only FDA-approved SERD. While effective, fulvestrant is limited to its FDA-approved dosing regimen of two (2) painful 5 mL concomitant monthly intramuscular injections, thus restricting the level of ER degradation that can be induced in patients, which we believe limits its efficacy. We have applied our expertise to design ZN-c5 as an oral potent and selective SERD with characteristics which we believe may result in a differentiated product profile. We believe ZN-c5, if approved, has the potential to be used as monotherapy and in combinations and could become the standard of care for hormonal therapy in the treatment of all lines of ER+/HER2- breast cancer.
We are currently conducting a Phase 1/2 clinical trial of ZN-c5 in patients with ER+/HER2- advanced or metastatic breast cancer. ER+/HER2- breast cancer affects approximately 70% of all breast cancer patients in the United States. We continue to enroll patients and collect data for ZN-c5 administered as monotherapy and in combination with palbociclib as part of a clinical research collaboration with Pfizer. Palbociclib, marketed as Ibrance®, is a CDK4/6 inhibitor that is FDA approved for the treatment of ER+/HER2- advanced or metastatic breast cancer in combination with hormonal therapies, such as fulvestrant. In addition, in November 2020, we initiated a Phase 1b open label, multi-center trial evaluating ZN-c5 in combination with abemaciclib (marketed as Verzenio® by Lilly) in patients with ER+/HER2- advanced or metastatic breast cancer as part of a clinical research collaboration with Lilly. Abemaciclib is a CDK4/6 inhibitor FDA approved for the treatment of HR+/HER2- advanced or metastatic breast cancer in combination with fulvestrant, aromatase inhibitors or as a single agent in certain patients with disease progression following treatment with prior endocrine therapy or chemotherapy regimens. We maintain full ownership of ZN-c5 in each collaboration.
We intend to initiate the Phase 2 monotherapy and combination portions of the Phase 1/2 trial in the first half of 2021. We are also currently dosing ZN-c5 in a Phase 1 Window of Opportunity study in patients with ER+/HER2- breast cancer scheduled to undergo surgical resection of the tumor or start neoadjuvant treatment. We expect to report topline results of the Window of Opportunity study in the first half of 2021. In addition, we intend to initiate, subject to feedback from the FDA, a Phase 2/3 clinical trial evaluating ZN-c5 in earlier stage breast cancer patients in 2021 and to initiate a Phase 1b clinical trial evaluating ZN-c5 in combination with ZN-d5, our BCL-2 inhibitor product candidate, in patients with ER+/HER2- breast cancer in 2021.
Background on Breast Cancer and Current Treatments
Breast cancer is the most prevalent cancer in women, accounting for 30% of all female cancers and 13% of cancer-related deaths in the United States. The National Cancer Institute estimated that approximately 275,000 new cases of breast cancer would be diagnosed in the United States in 2020, and approximately 42,000 breast cancer patients would die of the disease.
Most breast cancer tumor growth is dependent on two (2) main protein receptors: estrogen receptor and human epidermal growth factor receptor 2. Approximately 70% of breast cancers in the United States are ER+/HER2-, meaning that they express ER and not HER2, and therefore depend on estrogen signaling for tumor growth and survival. These ER+ tumors are sometimes referred to as hormone receptor positive, or HR+ tumors, and are currently treated using several approaches:

•by blocking receptor function with selective ER modulators, or SERMs;
•by blocking the synthesis of these hormones with aromatase inhibitors, or AIs; or
•by degrading, and thus potentially eliminating ER receptors with a drug in the SERD class.
AIs have demonstrated superior clinical benefit to SERMs, including tamoxifen, and SERDs have demonstrated superior clinical benefit to AIs.
FDA-Approved SERD, Fulvestrant, and its Limitations
Currently, fulvestrant is the only FDA-approved SERD. Fulvestrant is FDA-approved for first and second-line treatment for women with HR+/HER2- advanced breast cancer both as monotherapy and as combination therapy with a number of other drug classes. Fulvestrant has demonstrated improved efficacy relative to AIs. In a randomized double-blind, placebo-controlled trial in treatment of naïve advanced and metastatic breast cancer patients, treatment with 500 mg of fulvestrant resulted in median progression free survival, or PFS, of 16.6 months versus 13.8 months for anastrozole, an FDA-approved oral AI marketed as Arimidex® by ANI Pharmaceuticals. However, fulvestrant has a number of pharmacological characteristics that require it to be delivered via two (2) painful 5 mL concomitant monthly intramuscular injections, which we believe may limit its efficacy and tolerability. Despite these limitations, AstraZeneca reported worldwide sales of Faslodex® of over $1.0 billion in 2018, the last year prior to generic competition.
We believe the following limitations associated with fulvestrant create an opportunity to develop a SERD with a superior product profile:

•Route of administration. Fulvestrant is highly insoluble and must be given via painful intramuscular injection. Fulvestrant is dosed monthly following two (2) initial loading doses administered two (2) weeks apart, and can only be delivered via two (2) painful 5 mL concomitant monthly intramuscular injections.
•Capped efficacy in humans. Results of third-party clinical trials have shown that higher doses of fulvestrant increased ER degradation and efficacy. In a randomized Phase 2 clinical trial evaluating fulvestrant in 211 postmenopausal women with ER+ locally advanced or metastatic breast cancer, 250 mg and 500 mg of fulvestrant achieved a mean change of 14% and 50% of ER degradation, respectively, in each case measured at week 4 from dosing. In addition, in a Phase 3 clinical trial, the 500 mg dose arm achieved a median overall survival of 26.4 months as compared to 22.3 months achieved in the 250 mg dose arm.
Mean Change in ER Expression Levels (Week 4)

In preclinical mouse models, administration of 200 mg/kg of fulvestrant showed meaningful anti-tumor activity. However, based on recent published scientific literature, the human equivalent of the 200 mg/ kg dose of fulvestrant results in exposure that is an estimated eight-fold higher than what is clinically achievable with the highest FDA-approved human dose (500 mg) of fulvestrant. Based on these clinical and preclinical data, we believe the overall efficacy that can be achieved with the administration of fulvestrant may be capped by the current FDA-approved dose.
•Convenience and resource utilization. The administration of fulvestrant as an intramuscular injection requires once monthly visits by patients to their health care providers, resulting in patient inconvenience and burden, such as time away from work. These injections also result in injection site pain, as well as bleeding complications in those patients with bleeding tendencies or anticoagulant use. In addition, significant injection related events such as sciatica, neuralgia, neuropathic pain, and peripheral neuropathy have been reported. Furthermore, we believe the combination of monthly intramuscular injections with a daily oral therapy, such as a CDK4/6 inhibitor, does not achieve optimal patient compliance.
SERD Use in Combination
Fulvestrant is FDA approved as a combination therapy with a number of other drug classes:

•CDK4/6 inhibitors. One common mechanism of resistance to fulvestrant is the activation of the CDK4/6 pathway. Fulvestrant administered in combination with oral CDK4/6 inhibitors has demonstrated improved clinical efficacy when compared with fulvestrant as monotherapy. In a randomized, double-blind clinical trial, treatment of HR+/HER2- advanced breast cancer patients with a combination of fulvestrant and palbociclib demonstrated a median PFS of 9.5 months compared to 4.6 months for those patients dosed with fulvestrant as a single agent. These patients had previously progressed on or after prior endocrine therapy. Worldwide sales of currently marketed CDK4/6 inhibitors, which are indicated for the treatment of breast cancer, were $6.0 billion in 2019, and are expected to grow to $14.4 billion in 2026. Worldwide sales of Ibrance® were $5.0 billion in 2019 and are expected to grow to $9.7 billion in 2026.
•Phosphoinositide 3-kinase, or PI3K, inhibitors. Another common mechanism of resistance to fulvestrant is the activation of the PI3K pathway, an important intracellular pathway that regulates cell growth and metabolism. Approximately one third of HR+ breast cancer tumors resistant to endocrine therapy harbor activating mutations of the catalytic subunit of PI3K, referred to as PIK3CA. Fulvestrant used in combination with alpelisib, an oral PI3K inhibitor marketed as Piqray® by Novartis approved by the FDA in May 2019, has demonstrated improved clinical efficacy in patients whose tumors had a PIK3CA mutation. In a randomized, double-blind clinical trial, treatment of HR+/HER2- advanced breast cancer patients with a PIK3CA mutation with a combination of fulvestrant and alpelisib led to a median PFS of 11.0 months compared to 5.7 months for those patients treated with fulvestrant as monotherapy. These patients had previously progressed on or after prior endocrine therapy. Worldwide sales of Piqray®, currently only FDA-approved for the treatment of breast cancer, were approximately $116.0 million in 2019 and are expected to grow to $1.4 billion in 2026.
Clinical data has also shown promising results from the use of fulvestrant with other targeted therapies:

•Mammalian target of rapamycin, or mTOR, inhibitors. Similar to CDK4/6 and PI3K, the mTOR pathway has also been identified as a mechanism of resistance to endocrine therapy. Everolimus is an mTOR inhibitor that is currently approved by the FDA for the treatment of HR+/HER2- advanced breast cancer in combination with exemestane, an AI. Everolimus has also shown clinical benefit in combination with fulvestrant. In a randomized, double-blind clinical trial, treatment of HR+/HER2- advanced breast cancer patients with a combination of fulvestrant and everolimus demonstrated a median PFS of 10.3 months compared to 5.1 months for those patients dosed with fulvestrant as monotherapy. These patients had previously progressed on or after prior AI therapy. Worldwide sales in breast cancer of everolimus, marketed as Afinitor® by Novartis and a leading mTOR inhibitor, were approximately $831.0 million in 2019.

Our SERD Solution: ZN-c5
We believe a conveniently administered oral SERD with superior efficacy could be indicated for monotherapy or in combinations and could become the standard of care for hormonal therapy in the treatment of all lines of ER+/HER2- breast cancer.
ZN-c5 is our oral SERD product candidate, which we believe has the potential to overcome limitations of existing hormonal therapies in the treatment of ER+/HER2- breast cancer due to the following observed preclinical and clinical results:

•Potency and selectivity. In our in vitro preclinical studies, we observed the potency of ZN-c5 as measured by proliferation inhibition and degradation of ERα, and that the combination of ZN-c5 and palbociclib was associated with meaningful shrinkage in MCF-7 tumors. In addition, ZN-c5 has exhibited no agonist activity in animal models which, if present, may compromise its anti-tumor activity.
•Preclinical anti-tumor activity. In preclinical studies, ZN-c5 demonstrated anti-tumor activity in multiple breast cancer cell lines, both as monotherapy and in combination with CDK4/6 inhibitors and PI3Ka inhibitors, as well as superior tumor growth inhibition when compared to fulvestrant. In addition, in preclinical studies ZN-c5 demonstrated increased anti-tumor activity when administered in combination with BCL-2 inhibitors, including our BCL-2 inhibitor product candidate, ZN-d5, as compared to ZN-c5 as monotherapy.
•Preliminary Clinical Activity As of the database cutoff date of June 30, 2020, one patient in the Phase 1, monotherapy dose expansion portion of the Phase 1/2 trial at the 150 mg/day dose level had met the definition of a confirmed partial response, or PR, per RECISTv1.1 criteria after four (4) cycles of ZN-c5. In addition, as of such date, six (6) of the 15 patients in the Phase 1, monotherapy dose escalation portion of the trial showed stable disease, or SD, for at least 24 weeks leading to a clinical benefit rate, or CBR, of 40%.
•PK characteristics. In preclinical and clinical studies to date, oral dosing of ZN-c5 has shown high exposure levels.
•Tolerability profile. In preclinical studies, ZN-c5 was well tolerated in one-month repeat dose toxicology studies. In addition, based on results from our Phase 1/2 clinical trial as of the database cutoff date of June 30, 2020, no dose-limiting toxicities have been reported.

•Safety profile. In clinical studies to date, ZN-c5 has demonstrated a favorable tolerability profile, which we believe may be an important differentiating factor for patients who require longer term dosing, particularly patients with earlier stage disease.
•Convenience of administration. ZN-c5 was designed to be a once-daily oral drug. If approved, we believe this would provide patient convenience and the potential for an all oral dosing regimen as monotherapy and in combination with CDK4/6 inhibitors and other oral targeted therapies.
In our Phase 1/2 clinical trial, we are evaluating the potential of ZN-c5 as monotherapy and in combination with palbociclib, a CDK4/6 inhibitor, as part of a clinical development collaboration with Pfizer. In addition, we initiated a Phase 1b clinical trial evaluating ZN-c5 in combination with abemaciclib as part of a clinical collaboration with Lilly in November 2020, and we plan to initiate a Phase 2/3 clinical trial evaluating ZN-c5 in earlier stage breast cancer patients in 2021. We also intend to initiate a Phase 1b clinical trial evaluating ZN-c5 in combination with ZN-d5, our BCL-2 inhibitor product candidate, in patients with ER+/HER2- breast cancer in 2021.
Preclinical Results
Potency of ZN-c5 in Combination Therapy in MCF-7 Breast Cancer Xenograft Model
We have assessed the potency of the combination of ZN-c5 and palbociclib in mice with MCF-7 tumors. In this study, the tumors were initially grown to a large size of over 800 mm3, at which point treatment began on day 36. We observed that the combination of ZN-c5 and palbociclib, both dosed orally, led to the meaningful shrinkage of these tumors to a mean size of less than 200 mm3 by day 78, as shown in the graph below.
ER Degradation in MCF-7 Models
We assessed the potency of ZN-c5 and third-party hormonal therapies, fulvestrant and RAD1901, in repeat preclinical studies using MCF-7 breast cancer cells. RAD1901 is a SERM/SERD being evaluated by a third party in an ongoing Phase 3 clinical trial. As shown in the table below, ZN-c5 was observed to have good anti-proliferative activity and ERa degradation activity.

COMPOUND	PROLIFERATION INHIBITION IC50(1)(2) MCF-7 (nM)	ERα DEGRADATION EC50(2)(3) MCF-7 (nM)
Fulvestrant(4)	0.73	0.2
RAD1901(4)	0.35	97
ZN-c5	0.45	0.19
(1)IC50: the concentration of an inhibitor where the response or binding is reduced by half.
(2)Data based on a series of repeat preclinical studies using standard in vitro assay and uniform controls.
(3)EC50: the concentration of a drug that gives half-maximal response.
(4)Data based on evaluation of comparable proxy chemical compound purchased from commercial sources rather than obtained from the pharmaceutical company commercializing or developing the respective hormonal therapy.

Assessment of Agonist Activity
In preclinical studies, we observed no difference in agonist activity of ZN-c5 when compared to vehicle in a standard Uterine Wet Weight (UWW) animal model which, if present, may otherwise compromise anti-tumor activity.

Anti-tumor Activity in MCF-7 Breast Cancer Xenograft Models
In a preclinical study, we assessed the anti-tumor activity of ZN-c5, alongside fulvestrant and palbociclib, in each case as monotherapy, in multiple breast cancer cell lines. ZN-c5 was also assessed in combination with palbociclib. As shown in the graph below, in a xenograft model using human MCF-7 breast cancer cells, we observed that ZN-c5 dosed at 1 mg/kg had more potent anti-tumor activity than 200 mg/kg of fulvestrant. Even greater anti-tumor activity was observed by either increasing the dose of ZN-c5 to 40 mg/kg or by combination therapy using 5 mg/kg of ZN-c5 and 50 mg/kg of palbociclib.
(1)Fulvestrant data based on evaluation of comparable proxy chemical compound purchased from commercial sources rather than the pharmaceutical company commercializing the compound.
Notes:
QW5:    Once per week (5 doses in 5 weeks)
QD:    Once daily

We also assessed the anti-tumor activity of ZN-c5, alongside fulvestrant and alpelisib, in each case as monotherapy, in preclinical models. ZN-c5 and fulvestrant were also assessed in combination with alpelisib. As shown in the graph below, in a xenograft model using human MCF-7 breast cancer cells, we observed that ZN-c5 dosed once daily at 1 mg/kg had more potent anti-tumor activity than 3 mg/dose of fulvestrant administered once per week over four (4) weeks. Even greater anti-tumor activity was observed with the combination of 1 mg/kg of ZN-c5 and 50 mg/kg of alpelisib. We also observed that the combination of ZN-c5 and alpelisib had more potent anti-tumor activity than the combination therapy using 3 mg/dose of fulvestrant and 50 mg/kg of alpelisib. In addition, the combination of ZN-c5 and alpelisib was associated with a body weight loss at the end of the study of 20.5% relative to baseline, compared to a body weight loss of 19% for alpelisib as monotherapy relative to baseline. The body weight loss at the end of the study for ZN-c5 as monotherapy was 7% relative to baseline.

(1)Data based on evaluation of comparable proxy chemical compound purchased from commercial sources rather than the pharmaceutical company commercializing the compound.
Notes:
QW4:    once per week (4 doses in 4 weeks)
QD:    once daily

Anti-Tumor Activity in Breast Cancer Resistance Model (ESR1)
In a preclinical study, we assessed anti-tumor activity of ZN-c5 as monotherapy and in combinations with palbociclib and abemaciclib in animal models using patient-derived tumors, referred to as PDX models. We also assessed the anti-tumor activity of palbociclib, abemaciclib and fulvestrant each as monotherapy in the same PDX models. In the WHIM20 model, tumors were established in mice from a tumor isolated from a patient with metastatic breast cancer. This tumor contained a mutation in the ESR1, the gene encoding the ER. These mutations are a common mechanism that drives resistance to therapy, with a prevalence of resistance that ranges from 11% to 39%. As shown in the graph below, ZN-c5 was observed to have anti-tumor activity at a concentration of 40 mg/kg as a single agent in this model. As monotherapy, ZN-c5 demonstrated improved anti-tumor activity compared with the fulvestrant dose that results in exposure that is an estimated eight-fold higher than what is clinically achievable with the highest FDA-approved human dose of fulvestrant. Further, tumor shrinkage was observed with doses of 40 mg/kg ZN-c5 in combination with 50 mg/kg palbociclib and in combination with 50 mg/kg abemaciclib.

(1)Data based on evaluation of comparable proxy chemical compounds purchased from commercial sources rather than the pharmaceutical companies commercializing the compound.
Notes:
QD:    once daily
QW12:    once per week (12 doses in 12 weeks)

Anti-Tumor Activity of ZN-c5 in Combination with BCL-2 Inhibitor in MCF-7 Breast Cancer Models
In preclinical studies, we assessed the anti-tumor activity of ZN-c5, both as monotherapy and in combination with ZN-d5, our BCL-2 inhibitor, as well as in combination with venetoclax. As shown in the graphs below, in MCF-7 breast cancer models, we observed that the combinations of ZN-c5 dosed at 10 mg/kg with venetoclax, dosed at 50 mg/kg, and ZN-d5, dosed at each of 50 mg/kg, 100 mg/kg and 200 mg/kg, had greater anti-tumor activity than 10 mg/kg of ZN-c5 as monotherapy.
(1)Venetoclax data based on evaluation of comparable proxy chemical compound purchased from commercial sources rather than the pharmaceutical company commercializing the compound.
Notes:

QD:     once daily

PK Data Comparison in Mouse Model
We assessed the PK properties of ZN-c5 and select third-party hormonal therapies in clinical development in repeat preclinical mouse studies, as shown in the table below. Oral dosing of ZN-c5 resulted in peak concentrations, or Cmax, of 5,017 ng/mL. As shown below, ZN-c5 also had high overall drug exposure, or AUC, as measured by ng*hr/mL, and good oral bioavailability (F), which is the fraction of an oral administered drug that reaches systemic circulation
(1)Based on oral administration.
(2)Data based on a series of repeat preclinical studies using standard in vitro assay and uniform controls.
(3)Other than H3B-6545, data based on evaluation of comparable proxy chemical compound purchased from commercial sources rather than obtained from the pharmaceutical company commercializing or developing the respective hormonal therapy. H3b-6545 data based on proxy chemical compound engineered based on published routes.

Toxicology Results
ZN-c5 was well tolerated in up to 28-day repeat dose toxicology studies and produced no evidence of diarrhea.
Phase 1/2 Clinical Trial of ZN-c5
Trial Design

In December 2018, we initiated enrollment in our Phase 1/2 open label, multi-center trial of ZN-c5 in patients with ER+/HER2- advanced or metastatic breast cancer, which we refer to as our ZN-c5-001 Trial, to assess the safety, tolerability, PK, pharmacodynamics and anti-tumor activity of ZN-c5 as monotherapy and in combination with palbociclib. We plan to enroll a total of approximately 250 patients in the trial, which will be conducted at multiple sites in the United States and Europe.
The Phase 1 portion of our ZN-c5-001 Trial consists of: a monotherapy dose escalation study, a monotherapy expansion study and a combination dose escalation study evaluating ZN-c5 in combination with palbociclib. The Phase 2 portion will evaluate preliminary anti-tumor efficacy of ZN-c5 as monotherapy and in combination with palbociclib.
 Phase 1, Monotherapy Dose Escalation
The primary objective of the Phase 1, monotherapy dose escalation portion of this trial is to determine the maximum tolerated dose, or MTD, and recommended Phase 2 dose, or RP2D. The secondary objectives include, among others, to assess the PK, safety and tolerability as well as preliminary efficacy of ZN-c5. In addition, biomarkers will be assessed based on availability of patients’ biopsies.
In the Phase 1, monotherapy dose escalation portion of this trial, ZN-c5 is being evaluated in up to 36 adult patients with ER+/HER2- advanced or metastatic breast cancer who are refractory to or intolerant of established cancer therapies, and who may have received up to two (2) prior chemotherapy regimens for advanced/metastatic breast cancer. ZN-c5 is being orally administered, either once or twice daily continuously at sequentially escalating doses starting with 50 mg/day and up to 1,200 mg/day, using a 28-day cycle.
Phase 1, Monotherapy Expansion
During the Phase 1, monotherapy dose escalation portion of the trial, up to 45 additional patients with ER+/ HER2- advanced or metastatic breast cancer who have received up to two (2) prior lines of endocrine therapy, and who have may have received at most one prior chemotherapy regimen for advanced/metastatic breast cancer, are expected to be enrolled onto one or more dose levels for the Phase 1, monotherapy expansion portion of this trial.

The primary objective of the Phase 1, monotherapy expansion portion of the trial will be to assess the safety and tolerability of ZN-c5 administered as monotherapy. Secondary objectives of the monotherapy expansion portion of this trial will include, among others, to assess the preliminary anti-tumor efficacy and characterize the PK of ZN-c5.
Phase 1, Combination Dose Escalation
We are also evaluating ZN-c5 in combination with palbociclib in the Phase 1, combination dose escalation portion of this trial in up to 40 adult patients with ER+/HER2- advanced or metastatic breast cancer who are refractory to or intolerant of established therapies known to provide clinical benefit for their malignancy, and who may have received at most one prior chemotherapy regimen for advanced metastatic breast cancer.

The primary objective of the Phase 1, combination dose escalation portion of the trial is to determine the MTD or RP2D for ZN-c5 when administered in combination with palbociclib. Secondary objectives include, among others, to assess the safety and tolerability of ZN-c5 in combination with palbociclib, to assess preliminary efficacy of ZN-c5 in combination with palbociclib and to characterize the individual PK of ZN-c5 and palbociclib when administered in combination.
The dose and schedule of palbociclib in the Phase 1, combination dose escalation portion of this trial will be the FDA-approved dose (125 mg/day), orally administered, once daily for 21 consecutive days, followed by seven (7) days off treatment.
Phase 2
Once the MTD or RP2D have been determined for ZN-c5 as monotherapy and in combination with palbociclib, we plan to initiate enrollment in the Phase 2 portion of the trial to assess preliminary anti-tumor efficacy for ZN-c5 as monotherapy and in combination with palbociclib. We expect to initiate the Phase 2 monotherapy and combination portions of this Phase 1/2 trial in the first half of 2021.
The Phase 2 monotherapy portion of this trial will assess ZN-c5 at the RP2D in up to 75 adult patients with ER+/HER2- advanced breast cancer who have received one or two (2) prior lines of endocrine therapy, and no prior chemotherapy for advanced metastatic breast cancer.
The Phase 2 combination portion of this trial will evaluate ZN-c5 in combination with palbociclib in up to 112 adult patients with ER+/HER2- advanced or metastatic breast cancer and who have received up to one prior line of endocrine therapy, and at most one prior chemotherapy regimen for advanced metastatic breast cancer.
The primary objective of the Phase 2 portion of this trial will be to determine preliminary anti-tumor efficacy for ZN-c5 when administered as monotherapy and in combination with palbociclib. The secondary objectives will include, among others, to assess the safety and tolerability of ZN-c5 as monotherapy and in combination with palbociclib, and to characterize the PK of ZN-c5 as monotherapy and to characterize the individual PK of ZN-c5 and palbociclib when given in combination.
Clinical Results
As of June 30, 2020, we had enrolled 15 patients in the Phase 1, monotherapy dose escalation portion of this trial, three patients each at the dose levels of 50 mg, 75 mg, 100 mg, 150 mg and 300 mg. All patients were female, with a median age of 57 years (range 51 to 89 years) and an Eastern Cooperative Oncology Group, or ECOG, performance status, a measurement of a patient's level of functioning in terms of their ability to care for themself, daily activity, and physical ability, of 0 (n = 9) or 1 (n = 6).
The median number of prior therapies for advanced disease was four (4) (range two (2) to eight (8)). Twelve of the 15 patients received prior treatment with fulvestrant. Of these 15 patients, one is still on treatment and 14 discontinued due to disease progression (n = 13) or physician decision (n = 1). Enrollment in the Phase 1, monotherapy dose escalation portion of this trial has been completed.
As of June 30, 2020, 14 patients were enrolled in the Phase 1, monotherapy expansion portion of this trial, 12 patients at the 150 mg dose and two (2) patients at the 300 mg dose. All patients were female, with a median age of 57 years (range 38 to 73) and an ECOG performance status of 0 (n = 3) or 1 (n = 11). The median number of prior therapies for advanced disease was one (range zero (0) to three (3)). Six (6) of the 14 patients received prior treatment with fulvestrant. Of these 14 patients, five (5) are still on treatment and nine (9) discontinued due to disease progression. Enrollment in the Phase 1, monotherapy expansion portion of this trial has been completed.
As of June 30, 2020, we had enrolled 15 patients in the Phase 1, combination dose escalation portion of this trial, three patients each at the ZN-c5 dose levels of 50 mg and150 mg, and nine (9) patients at 100 mg. 14 patients were female and one was male, with a median age of 65 years (range 51 to 79 years) and an ECOG performance status of 0 (n = 7), 1 (n = 7) or 2 (n = 1). The median number of prior therapies for advanced disease was one (range zero (0) to six (6)). Three (3) of the 15 patients received prior treatments with fulvestrant. Of these 15 patients, nine (9) are still on treatment and six (6) discontinued due to disease progression (n = 5) and physician decision (n = 1). Enrollment in the Phase 1, combination dose escalation portion of this trial is ongoing and a total of up to 40 patients may be enrolled.
Safety Results
Phase 1, Monotherapy Dose Escalation and Monotherapy Dose Expansion

Based on the results as of the database cutoff date of June 30, 2020 for the Phase 1, monotherapy dose escalation and monotherapy dose expansion portions of this trial, ZN-c5 has been observed to be well tolerated with no dose-limiting toxicities reported.
In the Phase 1 monotherapy dose escalation and monotherapy dose expansion portions of this trial, a total of 29 patients were enrolled and dosed, with data available in the electronic data capture system as of the June 30, 2020 database cutoff. Treatment-emergent adverse events, or TEAEs, occurred in 27 of the 29 patients. Nausea was observed in nine (9) patients; hyperglycemia in eight (8) patients; anemia, fatigue, hypertension and vomiting in six (6) patients each; headache in five (5) patients; cough, hot flush, hypokalemia, hypophosphatemia and lymphocyte count decreased in four (4) patients each; alanine aminotransferase, or ALT, increased, arthralgia, back pain, diarrhea, dyspnea, musculoskeletal pain and pyrexia in three patients each and all other adverse events were observed in only one or two (2) patients each. In addition, there have been no reports of bradycardia or any other cardiac abnormalities. TEAEs of Grade 3 severity were single cases of hypertension, hypercalcemia, back pain, arthralgia, pyrexia, COVID-19, device related infection, musculoskeletal chest pain, and pain in extremity. None of the Grade 3 TEAEs were deemed related to ZN-c5. All other TEAEs were of Grade 1 or Grade 2 in severity. The Grade 3 TEAEs of arthralgia, device related infection and COVID-19 were also reported as serious adverse events, all deemed unrelated to treatment. There were three serious adverse events reported; all deemed unrelated to treatment. There were no deaths reported.
Investigator assessed treatment-related adverse events occurred in 16 of 29 patients. These treatment-related adverse events included nausea, hot flush and fatigue (n = 3), ALT increased (n = 2) and other single adverse events. All were of Grade 1 or Grade 2 in severity.
Diarrhea, an adverse event of special interest, has been observed in three patients: one Grade 1 adverse event at 50 mg, which was deemed treatment-related; and one Grade 1 and one Grade 2 adverse event, each at 150 mg, neither of which was deemed treatment-related.
The first patient with ALT increased had the first dose of 50 mg of ZN-c5 on December 19, 2018. The patient entered the study with a Grade 1 ALT increased, which subsequently worsened to a Grade 2 ALT increased on February 13, 2019, 56 days after the first dose. On March 27, 2019, the patient was taken off treatment for disease progression, and at that time the Grade 2 ALT increased was still ongoing. The event was deemed related to ZN-c5. The second patient with ALT increased had the first dose of 300 mg of ZN-c5 on October 15, 2019. The patient developed Grade 1 ALT increased and Grade 1 aspartate aminotransferase, or AST, increased 84 days after the first dose, on January 6, 2020. Dosing was interrupted and the Grade 1 AST increased resolved on Day 91, and the Grade 1 ALT increased resolved on Day 98. The events were not deemed to be related to ZN-c5. The third patient with ALT increased had the first dose of 150 mg of ZN-c5 on December 18, 2019. The patient entered the study with Grade 1 ALT increased and AST increased, but AST increased normalized on Day 8 and ALT increased normalized on Day 15. The patient again developed Grade 1 ALT increased and Grade 1 AST increased 58 days after the first dose, on February 13, 2020. Dosing was not interrupted. The AST increased normalized on Day 83, but fluctuated again to Grade 1 on Day 162. On June 3, 2020, the patient was taken off treatment for disease progression, and at that time both the Grade 1 ALT increased and AST increased were still ongoing. The event was deemed to be related to ZN-c5.
Overall, in the Phase 1, monotherapy dose escalation and monotherapy dose expansion portions of the trial, there was no observed increase in severity of adverse events with increasing dosing levels.
Phase 1, Combination Dose Escalation
As of the June 30, 2020 database cutoff date, ZN-c5 in combination with palbociclib was observed to be well tolerated with no dose-limiting toxicities reported. Based on these safety results, we are continuing to enroll patients ZN-c5 in combination with palbociclib.
TEAEs occurred in 14 of the 15 patients dosed. Adverse events occurring in three or more patients included: white blood cell count decreased (n = 11); neutrophil count decreased (n = 9); anemia (n = 5), hyperglycemia, hypophosphatemia and nausea (n = 4); arthralgia, dizziness, fatigue, headache and platelet count decreased (n = 3). All other adverse events were observed in one or two (2) patients each. TEAEs of Grade 3 severity were neutrophil count decreased (n = 5), white blood cell count decreased (n = 3), arthralgia (n = 2) and single cases of each of hypophosphatemia, pneumothorax and pain in extremity. There was one serious adverse events of Grade 3 pneumothorax reported, deemed not related to ZN-c5 nor palbociclib.
Investigator assessed treatment-related adverse events to either ZN-c5 or palbociclib occurred in 13 of 15 patients. These investigator assessed treatment-related adverse events included: white blood cell count decreased (n = 11), neutrophil count decreased (n = 9), anemia (n = 5), fatigue (n = 3), platelet count decreased (n = 3), lymphocyte count decreased (n = 2) and other single adverse events. Events of Grade 3 severity were neutrophil count decreased (n = 3), and white blood cell count decreased (n = 5). Of note, there has been no evidence of any TEAEs of diarrhea bradycardia or visual disturbances. There were no deaths reported.
Overall, as of the June 30, 2020 database cutoff date, there was no increase in severity of adverse events observed with increasing dosing levels.
Efficacy Results
Clinical activity in the Phase 1 trial is determined by the CBR, which is the total number or percentage of patients who achieved a complete response, or CR, partial response, or PR, or stable disease, or SD, for 24 weeks or longer per RECIST v1.1 criteria.
While it is anticipated, based on the mechanism of action of ZN-c5 and advanced state of disease of the patients enrolled, that tumor regressions may not occur in this study phase, as of June 30, 2020, six (6) of the 15 patients in the Phase 1, monotherapy dose escalation portion of this trial showed SD for at least 24 weeks, leading to a CBR, of 40%. Two (2) of these patients were dosed at the low dose of 50 mg and showed SD for approximately 12 months.

Most patients in the combination dose escalation portion of the trial have been on treatment for less than 24 weeks, an insufficient amount of time to establish the CBR.

As of the database cutoff date of June 30, 2020, one patient in the Phase 1, monotherapy dose expansion portion of this trial at the 150 mg/day level has met the definition of a confirmed PR (reduction of 64%) per RECISTv1.1 criteria, starting after four (4) cycles of ZN-c5. Treatment of the patient is ongoing.

The following table illustrates treatment duration and best overall response for the Phase 1, monotherapy dose escalation portion of the trial as of the database cutoff date of June 30, 2020.

* Number of treatments reflect advanced or metastatic setting, not neo/adjuvant; also reflects combinations with targeted therapies CDK4/6, mTOR, PI3ka)
** P-palbociclib, A-abemaciclib, R-ribociclib; (E-experimental treatment)
SD: Stable Disease
PD: Progressive Disease
U: Unknown
ZN-c5 Pharmacokinetics Results
As of the database cutoff date of June 30, 2020, the PK of ZN-c5 observed in the first 15 patients in the Phase 1, monotherapy dose escalation portion of our ZN-c5-001 Trial was characterized by fast absorption into the systemic circulation, as evidenced by median time to maximum concentration, or Tmax, of one to two hours. As shown in the table below, the exposures have generally increased with increased doses and was 124,000 ng*hr/ml at the 300 mg dose. Additionally, we have not observed drug accumulation of ZN-c5 at steady state (Day 15). The estimated mean elimination half-life ranged between 11 and 18 hours.

Preliminary Pharmacokinetic Data for ZN-c5 Monotherapy

Dose (mg) # of pts		Day 1			Day 15			Day 15/Day 1 AUC Ratio
		Cmax (ng/mL)	Tmax (hr)	AUC0-24hr (ng*h/mL)	Cmax (ng/mL)	Tmax (hr)	AUC0-24hr (ng*h/mL)
50	Mean	5,730	2	65,700	5,810	1	61,300	0.94
(n=3)	SD	1,330	(1-2)	7,350	405	(1-2)	10,400	0.20
	CV (%)	23.3		11.2	6.97		17.0	21.4
75	Mean	6,700	2	77,300	6,700	2	64,400	1.1
(n=3)	SD	4,080	(1-4)	47,800	1,040	(1-2)	16,000	0.66
	CV (%)	60.8		61.9	15.6		24.8	59.8
100	Mean	7,120	4	103,000	9,250	2	106,000	0.97
(n=3)	SD	2,550	(2-6)	42,100	5,350	(1-2)	74,500	0.30
	CV (%)	35.9		40.7	57.8		70.2	31.6
150	Mean	8,120	2	115,000	9,210	2	94,800	0.83
(n=3)	SD	1,780	(2-4)	42,200	2,820	(1-2)	41,600	0.20
	CV (%)	21.9		36.7	30.6		43.9	24.8
300	Mean	10,700	6	168,000	10,000	2	124,000	0.74
(n=3)	SD	1,390	(2-6)	21,400	1,170	(2-6)	21,300	0.07
	CV (%)	13.0		12.7	11.7		17.2	9.15
Median (range) are listed for Tmax
SD:     standard deviation
ZN-c5 human drug exposure at all dose levels, ranging from 50 mg to 300 mg, exceeds the ZN-c5 effective concentration, 100%, or EC100, observed in our preclinical mouse studies at 10 mg/kg/day, the dose level associated with a 100% tumor growth inhibition in an MCF-7 mouse model. Based on the activity observed in mouse models, the exposures observed in human patients may translate into once daily, oral dosing.
Phase 1 Trial of ZN-c5 (Window of Opportunity study)
In January 2020, we dosed the first patient in our Phase 1 open label, multi-center, dose escalation trial of ZN-c5, which we refer to as our ZN-c5-002 Trial. The ZN-c5-002 Trial will be conducted at several sites in the United States, Europe and Asia-Pacific (Australia), in patients with ER+/HER2- breast cancer scheduled to undergo surgical resection of the tumor or start neoadjuvant treatment. We plan to enroll approximately 36 patients in this trial.
This is a Window of Opportunity study, the objective of which is to assess the ER degradation ability of ZN-c5 as a monotherapy over a 21-day treatment period measured using paired biopsies. We intend to evaluate various tissue and functional imaging biomarkers in response to ZN-c5 exposure. These biomarkers will assess ER degradation, progesterone receptor degradation and Ki67, a proliferation marker, using paired biopsies. In addition, tumor tissue and plasma concentration of ZN-c5 will be assessed.
ZN-c5 will be evaluated at escalating doses starting at 50 mg, orally administered, once daily. Subsequent dose levels will be determined based on PK profile, safety and any additional biomarker data observed in our ZN-c5-001 Trial.

At June 30, 2020, eight patients had been enrolled and treated: three patients at 50 mg/day, four (4) patients at 150 mg/day and one (1) patient at 300 mg/day.
We believe this trial will assist in determining the precise RP2D of ZN-c5 as a monotherapy, in conjunction with the safety, PK and pharmacodynamics, or PD, data from the ZN-c5-001 Trial. We expect to report topline results from this trial in the first half of 2021.
Phase 1b Trial of ZN-c5 in combination with abemaciclib
In November 2020, we dosed the first patient in our Phase 1b open label, multi-center trial of ZN-c5 in combination with abemaciclib in patients with ER+/HER2- advanced or metastatic breast cancer, which we refer to as our ZN-c5-003 Trial. This trial aims to assess the safety, tolerability, PK, pharmacodynamics, and anti-tumor activity of ZN-c5 in combination with abemaciclib. The ZN-c5-003 Trial will be conducted at several sites in the United States and Europe. We plan to enroll approximately 18 patients in this trial.

ZN-c3, an Inhibitor of WEE1 for the Treatment of Solid Tumors and Other Cancers
Overview
We are developing ZN-c3, an oral, small molecule DNA damage response product candidate, targeting WEE1 in cancer. The inhibition of WEE1, a protein tyrosine kinase, aims to generate sufficient DNA damage in cancer cells to undergo apoptosis, thereby preventing tumor growth and potentially causing tumor regression. There is currently no FDA-approved WEE1 inhibitor, and AstraZeneca’s AZD1775 is currently one of few other WEE1 inhibitors in clinical development of which we are aware. Despite the observed efficacy of AZD1775 in clinical trials, we believe its narrow therapeutic window is a potential limitation affecting its dosing in monotherapy and in combination. We have applied our expertise to design ZN-c3 to have such solubility, selectivity and PK properties that we believe may provide a broad therapeutic window and which, if ZN-c3 is approved, may constitute a differentiated product profile. We believe ZN-c3, if approved, may have broad applicability in a wide range of cancers both as monotherapy and in combination, including with chemotherapy agents, PARP inhibitors and other targeted therapies.
We have initiated a Phase 1/2 clinical trial of ZN-c3 in patients with advanced solid tumors. We plan to report results from the Phase 1, monotherapy dose escalation portion of the trial at the AACR Annual Meeting in April 2021. In addition, we initiated a Phase 1b clinical trial evaluating ZN-c3 in combination with chemotherapy in patients with advanced ovarian cancer in October 2020, and plan to initiate a Phase 2 trial evaluating ZN-c3 as monotherapy in patients with USC in 2021. We continue to actively evaluate other potential combinations for the future clinical development of ZN-c3, and intend to initiate two (2) additional Phase 1 clinical trials evaluating ZN-c3 in combination with chemotherapy and PARP inhibitor in ovarian cancer and other targeted indications in 2021.
Background on DNA Damage Repair and WEE1 Inhibitors
The underlying principle behind a number of cancer therapies is to generate sufficient DNA damage in cancer cells, many of which already have deficiencies in DNA damage response, to cause them to undergo apoptosis. Examples of these therapies include alkylating agents, DNA-binding drugs and the use of radiation. However, cancer cells have developed multiple mechanisms of resistance to these therapies, thereby potentially limiting their therapeutic efficacy.
The regulation of DNA damage response mechanisms in cancer cells may therefore play a crucial role in the induction of apoptosis and the ultimate efficacy of DNA damaging cancer therapies. This is particularly true in cancers with specific mutations in DNA repair proteins that prevent efficient DNA damage response and repair, rendering them particularly vulnerable to any agent that further inhibits the ability of cells to repair DNA damage.
Examples of such cancers are those with mutations in BRCA1 and BRCA2. Inhibitors of PARP, an independent DNA repair protein, work to prevent DNA damage repair, and are FDA approved for the treatment of multiple cancers, such as breast and ovarian cancers associated with BRCA1 and BCRA2 mutations. Sales of FDA-approved PARP inhibitors were approximately $1.6 billion in 2019 and are expected to grow to $6.9 billion in 2026.
Similar to PARP, WEE1 plays a role in cellular regulation and repair, allowing cells with DNA damage to repair and survive. WEE1 is a protein tyrosine kinase that mediates cell cycle arrest by regulating the phosphorylation of cyclin-dependent kinase 1, or CDK1. Inhibition of WEE1 causes dysregulation of DNA replication and inability of DNA response processes to act, leading to an increase in double-strand DNA breaks and subsequently inducing apoptosis. Based on these similar mechanisms of action, we believe the use of WEE1 and PARP, both DNA damage response agents, in combination can have a synergistic effect. In third-party preclinical studies, the combination of PARP and WEE1 has been observed to result in improved anti-tumor activity as compared to the use of each as monotherapy. However, both of these compounds have been associated with bone marrow toxicity, which may limit their concomitant administration.
WEE1 Inhibitor in Clinical Development and Limitations
One of few other WEE1 inhibitors currently in clinical development of which we are aware is AZD1775. AZD1775 has been the subject of many publications in the scientific literature and has been explored in numerous clinical trials across multiple tumor types. AZD1775 is currently being evaluated by third parties in Phase 1 and 2 clinical trials in ovarian cancer and a variety of other solid tumors, both as monotherapy and in combination with other cancer therapies. In earlier third-party clinical trials, multiple patients with advanced or metastatic tumors for whom no standard therapy was available achieved partial responses when dosed with AZD1775 in combination with chemotherapy agents. For example, in a Phase 2 clinical trial in 24 patients (21 of such patients were evaluable for efficacy) with relapsed ovarian cancer, the combination of AZD1775 and carboplatin, an FDA-approved chemotherapy, demonstrated an overall response rate of 43% and one patient exhibited a complete response lasting over 42 months.
In addition, in a recent Phase 2 clinical trial in patients with recurrent USC, an aggressive subtype of endometrial carcinoma characterized by TP53 mutations, AZD1775 administered as monotherapy demonstrated an overall response rate of 30%.
Further, in a recent Phase 1 clinical trial in patients with locally advanced pancreatic cancer, AZD1775 in combination with gemcitabine, an FDA-approved chemotherapy, and radiation resulted in a median overall survival of 21.7 months. This overall survival was substantially longer than the 11.9 to 13.6 months observed in a prior clinical trial with a similar population of patients combining gemcitabine with or without erlotinib with radiation.
Although AZD1775 has demonstrated promising efficacy in clinical trials, we believe AZD1775 has a narrow therapeutic window, a potential limitation affecting its dosing as monotherapy and in combination. Furthermore, the use of AZD1775 in combination with PARP inhibitors in preclinical studies has demonstrated increased bone marrow toxicities, thereby potentially limiting its use in continuous dosing. We believe AZD1775 has a number of characteristics that could be improved upon, including selectivity, solubility, PK properties and tumor concentration.
Our WEE1 Solution: ZN-c3
ZN-c3 is our oral WEE1 inhibitor product candidate that we are currently evaluating for the treatment of advanced solid tumors in an ongoing Phase 1/2 clinical trial. We believe ZN-c3 has the potential to provide a wide therapeutic window due to the following observed clinical and preclinical results:

•Potency, selectivity and solubility. In our preclinical studies, ZN-c3 produced favorable absorption, distribution, metabolism and excretion, or ADME, results. In our in vitro preclinical studies, we observed ZN-c3’s potency in inhibiting tumor growth and inducing apoptosis through DNA damage, and ZN-c3 has shown high selectivity for WEE1. In addition, in a series of repeat preclinical studies assessing the solubility of ZN-c3 and AZD1775 utilizing a standard in vitro assay and uniform controls, ZN-c3 demonstrated solubility of 2,132,000 nM, approximately 35 times greater than that of AZD1775, which we believe could reduce inter-patient drug exposure variability and limit the toxicity observed in clinical trials of AZD1775.
•Preclinical anti-tumor activity. In head-to-head preclinical studies, ZN-c3 showed anti-tumor activity across a number of cell lines, as well as superior tumor growth inhibition, DNA damage and apoptosis when compared to AZD1775. Anti-tumor activity was observed in both continuous and intermittent dosing, as well as in the shorter of the dosing periods evaluated.
•PK properties. In our preclinical studies, ZN-c3 showed PK properties that resulted in high drug exposure in animal models. We believe this level of drug exposure may contribute to the observed sustained and lengthy tumor growth inhibition, which may necessitate lower dose intensity thereby potentially affording a wide therapeutic window. In addition, we observed that ZN-c3 had favorable drug accumulation in tumors.
•Well tolerated in preclinical studies and clinical trials. In preclinical studies and clinical trials to date, ZN-c3 was observed to be well tolerated across varying dosage levels.

In addition to having a potentially wide therapeutic window, we believe the characteristics of ZN-c3 may allow patients with aggressive solid tumors to be treated with sequential therapy using mechanism of action synergistic multiple agents, including PARP inhibitors. In a third-party preclinical combination study with PARP inhibitors, sequential dosing resulted in favorable tolerability as compared to continuous dosing, while maintaining strong anti-tumor activity.
We have completed the dose escalation part of our Phase 1 monotherapy study, and we plan to report data from the dose escalation portion of the trial at the AACR Annual Meeting in April 2021.
Preclinical Results
Potency Across Variety of Solid Tumor Cell Lines
We assessed the potency of ZN-c3 and AZD1775 in repeat in vitro preclinical studies across a variety of solid tumor cell lines, as shown in the table below. We observed ZN-c3’s potency in inhibiting tumor growth and inducing DNA damage and apoptosis in each of the solid tumor cell lines studied.

	CTG IC50 (nM)(1)
	Non-Small Cell Lung Cancer		Small Cell Lung Cancer		Triple Negative Breast Cancer		Ovarian Cancer		Squamous Cell Carcinoma
COMPOUND	A-427	NCI-H23	DMS-53	NCI-H1048	MDA-MB-231	HCC1806	UWB.1.289	OVCAR3	SK-MES-1
AZD1775(2)	94	108	130	97	233	94	57	124	150
ZN-c3	88	124	118	92	190	95	54	69	83
(1)Data based on a series of repeat preclinical studies using standard in vitro assay and uniform controls.
(2)Data based on evaluation of comparable proxy chemical compound purchased from commercial sources rather than the pharmaceutical company developing the compound.

Selectivity of ZN-c3 in Kinase Screening Panel
In our head-to-head in vitro preclinical studies, we assessed the selectivity of ZN-c3, alongside AZD1775. The selectivity profile of each of ZN-c3 (right) and AZD1775 (left) was characterized against a broad kinase panel for WEE1 consisting of 485 mammalian serine/threonine and tyrosine, as depicted by the respective kinase dendograms below. ZN-c3 and AZD1775 were tested at a single concentration to determine the percentage inhibition at 1 μM. ZN-c3 was observed to have higher selectivity relative to that of AZD1775 as depicted by the overall fewer kinases being affected in the ZN-c3 dendogram.

TK
TKL
STE
CMGC
CK1
AGC
CAMK
TK
TKL
STE
CMGC
CK1
AGC
CAMK
% Inhibition
(@ 1μM)
75-89
90+

Notes:
Illustration reproduced courtesy of Cell Signaling Technology, Inc. Each branch of the dendogram represents an individual human kinase. AZD1775 data based on evaluation of comparable proxy chemical compound purchased from commercial sources rather than the pharmaceutical company developing the compound.
Solubility of ZN-c3
We assessed the relative ADME properties and solubility of ZN-c3 and a proxy chemical compound of AZD1775 in a series of repeat preclinical studies. ZN-c3 showed targeted ADME properties, and demonstrated solubility of 2,132 µM, approximately 35 times greater than the 60 µM observed with AZD1775 in repeat preclinical studies. We believe greater solubility may reduce interpatient variability, and in turn limit toxicities for ZN-c3.

Anti-Tumor Activity in Human Lung Cancer Model
In a preclinical study, we assessed the anti-tumor potential of ZN-c3 alongside AZD1775, each as a monotherapy, in a lung cancer model using human A-427 cells that contained a KRAS mutation. In this model, doses of 40 mg/kg or 80 mg/kg of ZN-c3 demonstrated tumor shrinkage that was evident at the first post-treatment observation at four (4) days and continued through the end of the experiment. Across dose levels there was no statistical difference between ZN-c3 and AZD1775 and each compound produced tumor regression. ZN-c3 was observed to be well tolerated across all doses.

(1)AZD1775 data based on evaluation of comparable proxy chemical compound purchased from commercial sources rather than the pharmaceutical company developing the compound.
Notes:
QD:    once daily

Anti-Tumor Activity in Lung Cancer Model Across Varying Dosage Levels and Intermittent Dosing Regimen
We have explored various dosing regimens of ZN-c3 in preclinical studies. A loading dose of 120 mg/kg daily for seven (7) days followed by once-daily dosing of 100 mg/kg resulted in ten (10) out of ten (10) treated mice being tumor free after five (5) weeks. We also explored the potential of shorter dosing periods or intermittent dosing of ZN-c3 in preclinical studies. A loading dose of 120 mg/kg for five (5) days followed by two (2) days off drug followed by five (5) weeks of 100 mg/kg given five (5) days on, two (2) days off resulted in seven (7) out of ten (10) mice being tumor free as shown in the graph below. A loading dose of 120 mg/kg for seven (7) days followed by seven (7) days off drug followed by two cycles of seven (7) days on 100 mg/kg drug and seven (7) days off drug resulted in five (5) out of ten (10) mice being tumor free as shown in the graph below.

We also assessed the potential of utilizing an intermittent dosing regimen with ZN-c3 alongside that of AZD1775 in a preclinical study. Dosing of ZN-c3 by using a loading dose of 120 mg/kg for four (4) days followed by three days off drug followed by five (5) weeks of 100 mg/kg given four (4) days on, three (3) days off resulted in more prolonged tumor growth delay than that observed with AZD1775 at the same dosing regimen.

PK Data Comparison in Animal Models
We assessed the PK properties of ZN-c3 and AZD1775 in repeat preclinical animal models, as shown in the table below. For each of the preclinical studies, we observed the respective Cmax, Tmax, AUC and tumor concentration of each compound at doses of 20, 40 and 80 mg/kg/day. Administration of ZN-c3 was observed to result in high drug exposure in animal models and the selective accumulation of ZN-c3 to high levels in tumors. We believe this increased drug exposure may cause the inhibition of WEE1 at low doses, potentially affording a wide therapeutic window.

STUDY(1)	ZN-c3			AZD1775(2)
Dose (mg/kg/day)	20	40	80	20	40	80
Cmax (ng/mL)	1,167	1,997	5,100	635	2,460	4,703
Tmax (hr)	1	1	1	1	1	1
AUC0-24hr (ng*hr/mL)	4,863	17,088	39,722	1,494	6,313	13,408
Tumor Concentration (ng/mL)	10.5	48.0	811	BQL	BQL	6.95
(1)Data based on a series of repeat preclinical studies using standard assay and uniform controls.
(2)Data based on evaluation of comparable proxy chemical compound purchased from commercial sources rather than obtained from the pharmaceutical company developing the compound.
Note:
BQL:    Below Quantifiable Level

Toxicology Results
ZN-c3 was evaluated in 28-day repeat dose toxicology studies. Results of these studies showed many of the toxicities associated with other WEE1 inhibitors in development, including those reported for AZD1775.
Phase 1/2 Clinical Trial of ZN-c3

In November 2019, we initiated a Phase 1/2 open label, multi-center trial of ZN-c3 in patients with advanced solid tumors, which we refer to as our ZN-c3-001 Trial, to assess the safety, tolerability, efficacy, PK properties and pharmacodynamics of ZN-c3 as a single agent and in combination with a number of potential therapies, including PARP inhibitor. We plan to enroll up to 360 patients in this trial, which is being conducted at several sites in the United States. Our ZN-c3-001 Trial currently consists of a monotherapy dose escalation portion of the trial and a dose expansion portion to evaluate ZN-c3 as monotherapy and in combination with relevant combination therapies.
The primary objective of the Phase 1, monotherapy dose escalation portion of the trial is to assess the safety and tolerability of ZN-c3 as a single agent and to determine the MTD or RP2D. The secondary objectives are to assess the PK properties and obtain preliminary assessments of anti-tumor efficacy of ZN-c3 as a single agent, as well as exploratory PD characteristics.
We plan to enroll up to 70 patients in the Phase 1, monotherapy trial and the patient population will be limited to patients with solid tumors with advanced or metastatic disease who are refractory or ineligible to receive standard therapies, or for whom no standard therapy is available. We expect to report topline results from the Phase 1, monotherapy dose escalation portion of this trial in 2021.
The primary objective of the dose expansion portion of the trial will be to assess the anti-tumor efficacy of ZN-c3 by objective response rate at the RP2D. The secondary objectives of the dose expansion portion will be to assess the anti-tumor efficacy of ZN-c3 by duration of response, clinical benefit rate and PFS as monotherapy, and to assess the PK parameters of ZN-c3.
Phase 1b Clinical Trial of ZN-c3
We initiated a Phase 1b, combination dose escalation clinical trial evaluating ZN-c3 in combination with chemotherapy in patients with advanced ovarian cancer in October 2020.
The primary objective of this Phase 1b, combination dose escalation trial is to determine the MTD or RP2D for ZN-c3 when administered in combination with chemotherapy.

ZN-c3 Clinical Program

Interim Clinical Results
Interim data is subject to change as more data on these patients and additional patients become available and are subject to audit and verification procedures that could result in material changes in the final data.
Safety Results

As of the June 19, 2020 database cutoff, in the Phase 1, monotherapy dose escalation portion of the ongoing ZN-c3-001 trial, a total of 22 patients were enrolled and dosed and had data available in the electronic data capture system: two (2) patients each at the dose levels of 25 mg, 50 mg, 200 mg and 300 mg, four (4) patients at 100 mg and ten (10) patients at 75 mg/day. Enrollment in the Phase 1, monotherapy dose escalation portion of this trial is ongoing, and a total of up to 50 patients may be enrolled.
As of the June 19, 2020 database cutoff, no dose limiting toxicities were observed. TEAEs occurred in 21 of the 22 patients. Nausea was observed in seven (7) patients; diarrhea in six (6) patients; fatigue in five (5) patients; anemia in four (4) patients; and abdominal distention, decreased appetite, dyspnea, gamma-glutamyltransferase increased, pyrexia and vomiting in three patients each. All other adverse events were observed in one or two (2) patients each. A single TEAE of Grade 4 severity (ALT increased) was observed. TEAEs of Grade 3 severity included two (2) cases of gamma-glutamyltransferase increased, and single cases of anemia, hepatic enzyme increased, blood bilirubin increased, hypertension, sepsis, and AST increased. All other TEAEs were of Grade 1 or Grade 2 in severity. The Grade 3 TEAEs of sepsis, anemia (n = 2) and hepatic enzyme increase also accounted for four (4) of the six (6) serious adverse events reported. The other two serious adverse events included Grade 2 transient ischemic attack and large intestinal obstruction. No serious adverse event was deemed related to ZN-c3. There were no deaths reported.
Investigator assessed treatment-related adverse events occurred in 14 of 22 patients. These treatment-related adverse events included diarrhea and nausea in three patients each, fatigue and vomiting in two (2) patients each, and other single adverse events. A single treatment-related adverse event of Grade 4 severity (ALT increased) was observed. Grade 3 treatment-related adverse events reported included AST increased and hepatic enzyme increased. All others were of Grade 1 or Grade 2 in severity. None of the liver function test abnormalities were indicative of drug-induced liver injury. Of the two (2) patients with treatment-related hepatic enzyme increased, one had a history of ethanol use.
Overall, as of the June 19, 2020 database cutoff date, there was no increase in incidence or in severity of adverse events observed with increasing dosing levels.
The following graphs show hematological parameters (neutrophilis, platelets or hemoglobin) on study for individual patients in each of the higher dose groups (100 mg/day, 200 mg/day and 300 mg/day). As of the June 19, 2020 database cutoff date, we have observed higher exposures with escalating doses of ZN-c3. Of note, these exposures have not led to a negative effect on hematological parameters (neutrophilis, platelets or hemoglobin).

ZN-c3-001 – Hematology – Neutrophils
Notes:
QD: once daily

ZN-c3-001 – Hematology – Platelets

Notes:
QD: once daily

ZN-c3-001 – Hematology – Hemoglobin

Notes:
QD: once daily
ZN-c3 Pharmacokinetics Results

As of the June 19, 2020 database cutoff date, upon oral dosing at the dose levels of 25 mg to 200 mg, ZN-c3 was absorbed into the systemic circulation with the median Tmax of one (1) to four (4) hours and the typical half-life was six (6) to nine (9) hours. As shown in the table below, Cmax and AUC values of ZN-c3 increased in an approximately dose proportional manner on Day 1 and greater than dose proportionally on Day 15. Based on AUC, there was low to no ZN-c3 accumulation on Day 15 compared to Day 1, with accumulation ratios ranging between 0.72- and 2.38-fold.

Preliminary Pharmacokinetic Data for ZN-c3

Dose (mg)		Day 1			Day 15
		Cmax (ng/mL)	Tmax (hr)	AUC0-24hr (ng*h/mL)	Cmax (ng/mL)	Tmax (hr)	AUC0-24hr (ng*h/mL)	Accumulation by AUClast
25	Mean	14.3	2	87.2	9.14	2	62.7	~0.72
50	Mean	54.6	2.5	533	47.8	4	594	1.12
75	Mean	122	2	1,100	152	1	1,330	1.67
	SD	98.7	(1-4)	1,000	70.5	(0-24)	378	0.75
	CV	80.8		90.6	46.3		28.5	44.8
100	Mean	124	1	1,120	199	3	1,620	1.56
	SD	118	(1-24)	827	285	(1-24)	1,750	0.78
	CV	95.2		74.0	144		108	50.0
200	Mean	353	2.0	2,870	712	2	6,160	2.38
	SD	327	(1-4)	1,950	464	(1-2)	3,250	0.53
	CV	92.6		68.1	65.2		52.8	22.4
Notes:
Median (range) are listed for Tmax
25 and 50 mg: n = 2; 75 mg: n =10 on Day 1 and n = 8 on Day 15; 100 mg: n = 4; 200 mg: n = 3
Data regarding clinical activity are premature at this point. Pharmacodynamic data will be collected in subsequent patients and will be reported in the future.
ZN-d5, an Inhibitor of BCL-2 for the Treatment of Hematologic Cancers
Overview
We are developing ZN-d5, an oral selective inhibitor of BCL-2, an intracellular protein that suppresses apoptosis for the treatment of cancers, with an initial focus on hematologic malignancies. We have applied our expertise to design ZN-d5 as an oral BCL-2 inhibitor and to have optimized potency, selectivity and PK.
We began enrolling subjects in a Phase 1 clinical trial evaluating ZN-d5 in patients with relapsed or refractory NHL and AML, in October 2020. This trial is initially enrolling subjects with NHL and we expect to open enrollment to subjects with AML in 2021. This dose-escalation study is designed to assess the safety, efficacy and PK of ZN-d5, and to determine the MTD and RP2D in NHL and AML. In 2021, we intend to initiate a Phase 1/2 clinical trial evaluating ZN-d5 as monotherapy and Phase 1b clinical trial in combination with ZN-c5, our oral SERD product candidate, in patients with ER+/HER2- breast cancer.
Role of BCL-2 in Hematological Cancers
The BCL-2 family of protein is most notable for its critical role in the regulation of apoptosis at the mitochondrion. Based upon their functions, BCL-2 family proteins are classified into pro-apoptotic and anti-apoptotic members. The anti-apoptotic BCL-2 proteins include BCL-2, B-cell lymphoma extra-large, or BCL-xL, myeloid cell leukemia-1, or MCL-1, and BCL-2 related protein Al.
The overexpression of BCL-2 and/or BCL-xL proteins is frequently detected in many different types of cancers, including chronic lymphatic leukemia, or CLL, SLL, AML, NHL (including follicular lymphoma, or FL, mantle-cell lymphoma, or MCL, diffuse large B-cell lymphoma, or DLBCL),Waldenström’s macroglobulinemia, multiple myeloma, or MM, and small cell lung cancer, or SCLC. These overexpressed proteins prevent apoptosis of cancer cells. We believe the use of small molecule inhibitors to block the protein-protein interactions of BCL-2 and/or BCL-xL with their pro-apoptotic partners will restore the normal apoptosis process in cancer cells. This new cancer therapeutic strategy has been validated through the recent approval of Venetoclax as described below.

There have been many attempts to develop a new class of anticancer therapies that target BCL-2 and/or BCL-xL proteins. The intracellular localization of the BCL-2 family proteins on the mitochondrial membrane prevents the use of antibodies and other large molecules to target these anti-apoptotic BCL-2 family proteins. The large surface area involved in BCL-2 PPIs also makes BCL-2 family proteins difficult targets for small molecule drugs. Currently, venetoclax is the only FDA-approved BCL-2 inhibitor and, to our knowledge, there are only a small number of additional agents in active clinical development.
FDA-Approved BCL-2 Inhibitor, Venetoclax
Venetoclax, the only FDA-approved BCL-2 inhibitor (marketed by AbbVie and Genentech as Venclexta®), was initially developed to overcome unfavorable side effects of previously tested BCL-2 inhibitors resulting from BCL-xL inhibition, which is known to cause thrombocytopenia. Venetoclax has demonstrated clinical efficacy across a range of hematological malignancies and is now FDA-approved for the treatment of adult patients with CLL and SCC, and in combination with azacitidine, or decitabine, or low-dose cytarabine for the treatment of newly diagnosed AML in adults 75 years of age or older, or who have comorbidities that preclude use of intensive induction chemotherapy. Common adverse reactions for Venclexta in CLL/SLL include neutropenia, thrombocytopenia, anemia, diarrhea, nausea, upper respiratory tract infection, cough, musculoskeletal pain, fatigue, and edema, and in AML include nausea, diarrhea, thrombocytopenia, constipation, neutropenia, febrile neutropenia, fatigue, vomiting, edema, pyrexia, pneumonia, dyspnea, hemorrhage, anemia, rash, abdominal pain, sepsis, musculoskeletal pain, dizziness, cough, oropharyngeal pain, and hypotension (source: Venclexta prescribing information, February 18, 2021).
Promising results for venetoclax have been reported in a variety of other hematologic malignancies as monotherapy and in combination with other targeted agents as well as traditional cytotoxic chemotherapy. Worldwide sales of Venclexta® were approximately $1.3 billion in 2020, an increase of 69% from 2019.
Emerging Role of BCL-2 in Solid Tumors
Although the development of venetoclax has to date been primarily limited to hematologic cancers, a study in a panel of cell lines derived from a variety of tumors demonstrated that BCL-2 expression and venetoclax sensitivity has been observed in multiple solid tumors. These include SCLC, bone, breast, and nervous system tumors. A clinical trial of venetoclax in combination with tamoxifen in patients with ER+/BCL-2+ metastatic breast cancer showed a 54% response rate and clinical benefit rate of 75%, providing clinical evidence that BCL-2 inhibition is a viable target in solid tumors (source: Lok et al., Cancer Discovery 2019; 9:354-369. https://doi.org/10.1158/2159-8290.CD-18-1151).
Additionally, the efficacy of venetoclax used in combination with fulvestrant versus fulvestrant administered as monotherapy is being evaluated in an ongoing third-party Phase 2 clinical trial in patients with ER+/HER2- breast cancer.
Our BCL-2 Inhibitor: ZN-d5
ZN-d5 is our oral, small molecule BCL-2 inhibitor product candidate for the treatment of cancers, with the initial focus on hematologic malignancies. We have designed ZN-d5 to have the following characteristics:

•Potency. In our preclinical studies, ZN-d5 was observed to be potent in cell lines and xenograft models across a variety of hematological malignancies.
•Selectivity. In our in vitro studies, ZN-d5 showed more than 600 times greater selectivity for BCL-2 than BCL-xL. The inhibition of BCL-xL is a known cause of thrombocytopenia, a commonly reported toxicity in patients treated with venetoclax. We believe ZN-d5's greater selectivity for BCL-2 over BCL-xL observed in preclinical studies may support the use of ZN-d5 in combination with other drugs that are associated with a high rate of thrombocytopenia.
•Tolerability profile. In our animal toxicity studies, ZN-d5 was observed to be well tolerated across various dosage levels.
We believe the observed properties of ZN-d5 make it an attractive candidate for evaluation as monotherapy and in combination with other therapies, initially for the treatment of hematological malignancies. As noted above, ZN-d5 entered clinical trials in the third quarter of 2020 in a Phase 1 dose escalation study that is currently enrolling NHL patients. Our plans for 2021 for ZN-d5 include opening enrollment in the ongoing study to patients with AML and launching a Phase 1b trial in combination with ZN-c5, our oral SERD product candidate, in patients with ER+/HER2- breast cancer in 2021.
Preclinical Results

Potency and Selectivity Across Hematological Malignancies
In an in vitro preclinical study, we assessed the selectivity and potency of ZN-d5 alongside venetoclax. As shown in the table below, we assessed the affinity of each agent as measured in nM in a biochemical assay. Based on these measurements, ZN-d5 showed 600 times greater selectivity for BCL-2 than BCL-xL, and we believe such selectivity may limit the incidence of thrombocytopenia observed in third-party clinical trials as a result of BCL-xL inhibition. We also observed that ZN-d5 was potent across hematological malignancy cell lines as measured by CellTiter-Glo, or CTG, a cell viability assay, shown in the table below.

	CTG IC50 (nM)
	AFFINITY (nM)		ALL	MCL	DLBCL		AML
COMPOUND	BCL-2 Kd	BCL-XL Kd	RS4;11	GRANTA- 519	DOHH-2	TOLEDO	HL-60	MOLM- 13	MV4-11
Venetoclax(1)	0.41	28	2.9	161	43	191	26	18	3.8
ZN-d5	0.29	190	5.1	89	50	92	21	39	5.1
(1)Data based on evaluation of comparable proxy chemical compound purchased from commercial sources rather than the pharmaceutical company commercializing the compound.

In a preclinical study, we also assessed the platelet toxicity of ZN-d5 against venetoclax, as measured by mM in a platelet viability assay. In each assay, ZN-d5 was observed to be less toxic to platelets than venetoclax, which we believe may limit the incidence of thrombocytopenia.

(1)Data based on evaluation of comparable proxy chemical compound purchased from commercial sources rather than the pharmaceutical company commercializing the compound.
Potency for BCL-2 Mutations
We believe genetic mutations in the BCL-2 gene may be responsible for a developed resistance to venetoclax observed in some CLL patients. In a third-party clinical trial, 16 of 29 patients acquired mutations in members of the BCL-2 family of proteins, 14 of which were a mutation in BCL-2. In nine (9) of those 14 patients, the BCL-2 mutation was detected after 24 months on venetoclax. In an in vitro preclinical study, we assessed the affinity of ZN-d5 alongside venetoclax, to bind to such BCL-2 mutations, as measured in nM. In each assay, ZN-d5 was observed to bind with higher affinity to such BCL-2 mutants as compared to venetoclax.

	IC50 (nM) BCL-2 Type
COMPOUND	WT	G101V	F104L	D103Y
Venetoclax(1)	1.3	7.3	8.4	18.3
ZN-d5	1.4	3.7	1.4	5.0
(1)Data based on evaluation of comparable proxy chemical compound purchased from commercial sources rather than the pharmaceutical company commercializing the compound.
Anti-Tumor Activity of ZN-d5 in Xenograft Leukemia Model
In a preclinical study, we assessed the anti-tumor activity of ZN-d5, alongside venetoclax. In a RS4;11 xenograft leukemia mouse model, ZN-d5, dosed at 50 mg/kg daily for a period of 11 days, showed potent anti-tumor activity with tumors shrinking upon treatment and yielding durable complete responses after cessation of dosing to the end of the study, as shown in the graphic below. We observed similar results with venetoclax in this model.
Toxicology
The IND enabling toxicology studies are currently ongoing.
ZN-e4, an Inhibitor of EGFR for the Treatment of NSCLC
Overview
We are developing ZN-e4, an irreversible inhibitor of EGFR, a regulator of a number of cellular functions, including proliferation and survival, and a driver of tumorigenesis in certain cancers, including lung cancer. We have designed ZN-e4 to be highly selective against mutant EGFR, and in animal studies, the metabolites of ZN-e4 do not include any compounds known to bind potently to the wild-type EGFR. We believe the presence of such, the production of which is believed to be responsible for the development of a number of toxicities, including skin rash. We believe that eliminating the formation of such a metabolite will allow for a wide therapeutic window. In addition, we believe a more tolerable EGFR inhibitor would, if approved, allow for use in combination while limiting the toxicity associated with use in combination.

We are conducting a Phase 1/2 clinical trial of ZN-e4 in patients with advanced NSCLC with activating EGFR mutations, which we refer to as our ZN-e4-001 Trial. We are actively evaluating potential combination therapies for future clinical development of ZN-e4. We will evaluate whether to initiate the Phase 2 portion of this trial upon the completion of the Phase 1 portion and after considering trial design, patient population and combination strategies. We expect to report topline results from the Phase 1 portion of the trial in 2021.

Role of EGFR Inhibition in NSCLC
Lung cancer is the leading cause of cancer death for both men and women, accounting for approximately 18% of all cancer deaths globally. There are an estimated 228,000 new cases of lung cancer diagnosed and 143,000 deaths in the United States annually. More than half of the people with lung cancer die within one year of being diagnosed. Non-small cell lung cancer, or NSCLC, accounts for approximately 80-85% of lung cancer cases. EGFR mutations are detected in approximately 10% to 15% and 30% to 40% of Caucasian and Asian patients, respectively, with NSCLC.
EGFR mutations lead to activation of EGFR signaling and oncogenic transformation both in vitro and in vivo. Cancers with EGFR mutations depend on EGFR signaling for growth and survival and are often sensitive to treatment with EGFR inhibitors. Two (2) inhibitors of EGFR were approved in the early 2000s to treat patients with advanced NSCLC based on antitumor responses in a subset of patients. These first-generation drugs, erlotinib and gefitinib, were reversible EGFR inhibitors. Although most NSCLC patients with EGFR mutations displayed an initial pronounced response to these first-generation EGFR inhibitors, they acquired resistance to the drugs after approximately nine (9) to 14 months of treatment. The T790M mutation of EGFR was the most common mechanism of such an acquired resistance, having been detected in over 50% of patients treated with EGFR inhibitors.
A second-generation of EGFR inhibitors was developed to address this treatment resistance and to improve upon the efficacy of the first-generation therapies. The second-generation of EGFR inhibitors, including afatinib, marketed as Gilotrif® by Boehringer Ingelheim, and dacomitib, marketed as Vizimpro® by Pfizer, are irreversible inhibitors which covalently bind to EGFR. As such, they are more potent, but are associated with increased toxicity. Further, T790M-mediated acquired resistance occurred at a similar frequency in patients receiving a second-generation therapy as those receiving first generation therapy. Third-generation therapies, such as osimertinib, specifically targeting the T790M mutation have been clinically shown to be a useful strategy in the treatment of NSCLC.
FDA-Approved Third-Generation EGFR Inhibitor, Osimertinib
Osimertinib, which represents the third-generation of EGFR inhibitors, targets EGFR mutations and acquired resistance EGFR mutations such as T790M in order to improve upon the efficacy of previous generations of EGFR inhibitors. In a randomized Phase 3 clinical trial in patients with EGFR-mutated metastatic NSCLC, osimertinib demonstrated a median PFS period of 18.9 months versus 10.2 months for the control arm in which patients received gefitinib or erlotinib. Based on these results, osimertinib was approved by the FDA in November 2015. AstraZeneca reported sales of Tagrisso® of $4.3 billion in 2020, an increase of 36% from 2019 and are expected to grow to $9.5 billion in 2026.
Osimertinib was also designed to have reduced potency against non-mutated, or wild-type, EGFR found in healthy cells, thereby minimizing the toxicities associated with first and second-generation EGFR inhibitors. Despite its observed success in addressing the T790M-mediated acquired resistance and improved efficacy, osimertinib has a similar adverse event profile to first and second-generation EGFR inhibitors. As demonstrated by third-party clinical data, approximately 60% of patients dosed with osimertinib reported rashes compared to 80% of those dosed with gefitinib or erlotinib and a range of 70% to 90% for the second-generation EGFR inhibitor, afatinib. In addition, similar levels of gastrointestinal disorders such as diarrhea were observed in each of the patient populations. Osimertinib also has warnings and precautions regarding interstitial lung disease, QT prolongation, a surrogate marker for the risk of developing tachycardias, cardiomyopathy, keratitis and Stevens-Johnson Syndrome.
We believe one of the major metabolites of osimertinib, AZ5104, which accounts for approximately 9% to 10% of the total drug concentration at clinical doses, may be contributing to these toxicities. In addition, the off-target toxicities are exacerbated by the long half-life of osimertinib.

Our EGFR Solution: ZN-e4
ZN-e4 is our irreversible EGFR inhibitor product candidate which we have designed to potently inhibit mutant EGFR, including the T790M resistance mutation. We have designed ZN-e4 to be highly selective against mutant EGFR and have observed in preclinical studies that the administration of ZN-e4 does not produce a metabolite potent for wild-type EGFR. We have also designed ZN-e4 with improved physical-chemical characteristics, including improved solubility. In a head-to-head preclinical study, ZN-e4 showed greater than 450-fold solubility within 48 hours when compared to osimertinib.
We are evaluating ZN-e4 in our Phase 1/2 clinical trial in patients with advanced NSCLC. We believe ZN-e4, if approved, has the potential to be used as monotherapy and in combination with a number of therapies, including ZN-c3, our WEE1 inhibitor product candidate, if approved, tyrosine-protein kinase Met, or c-Met, inhibitors, mitogen-activated protein kinase, or MEK, inhibitors, and c-ros oncogene1 receptor tyrosine kinase, or ROS1, inhibitors. Results of various third-party preclinical studies and clinical trials support such combinations across a number of oncology indications and we continue to actively evaluate the potential of combinations for future clinical development with ZN-e4.
Preclinical Results
Selectivity Across EGFR Cell Lines
In a preclinical study, we evaluated the potency of ZN-e4 alongside osimertinib against three types of EGFR cell lines –double mutant (DM cell), single mutant (AM cell) and wild-type (WT cell). As shown in the table below, we observed similar potency in the DM and AM cell lines and three times greater selectivity than osimertinib based on the wild-type binding. In addition, we also observed that the administration of ZN-e4 did not produce a metabolite potent for wild type EGFR.

	DOUBLE MUTANT CELL IC50 (nM)	SINGLE MUTANT CELL IC50 (nM)	WILD-TYPE CELL IC50 (nM)
Osimertinib(1): Core Drug	15	29	294
ZN-e4: Core Drug	20	38	839
(1)Osimertinib data based on evaluation of comparable proxy chemical compound purchased from commercial sources rather than the pharmaceutical company commercializing the compound.
Anti-tumor Activity, Tolerability and Solubility of ZN-e4
In a preclinical study, we evaluated the anti-tumor activity of ZN-e4 alongside that of osimertinib. In a NCI-H1975 NSCLC tumor model in which there is a double mutation in EGFR, T790M and L858R, oral dosing of ZN-e4 for 14 days at the dose tested, 10 mg/kg, induced complete tumor regression, as did 10 mg/kg osimertinib dosed orally. In addition, ZN-e4 at this dose was well tolerated in these models with no apparent loss in body weight throughout the study. In contrast, the 10 mg/kg dose of osimertinib led to a loss of greater than 8% of total body weight. We observed a similar loss of body weight with ZN-e4 when we increased the dose to 50 mg/kg, roughly five (5) times the dose we found to reduce tumor volumes.

We also assessed the relative solubility of ZN-c3, alongside a proxy chemical compound of osimertinib, using a standard in vitro assay. The solubility of ZN-e4 was observed to be 1,614,000 nM, greater than 450 fold the solubility that of osimertinib which was observed at 3,500 nM. In addition, we did not observe confirmed cardiac toxicity as measured by the standard electrophysiological hERG safety assay.
Phase 1/2 Clinical Trial of ZN-e4
In April 2018, we initiated dosing in a Phase 1/2 open label, multi-center trial of ZN-e4 in patients with advanced NSCLC with activating EGFR mutations who have progressed following therapy with an EGFR tyrosine kinase inhibitor, which we refer to as our ZN-e4-001 Trial, to assess the safety, tolerability, PK and anti-tumor activity of ZN-e4. The study is currently being conducted across multiple sites in the United States, it consists of a Phase 1, monotherapy 3+3 dose escalation portion of this trial and a Phase 2 portion of this trial.
The primary objective of the Phase 1 portion of this trial is to determine the MTD of ZN-e4 as an oral monotherapy. The secondary objectives include assessing the safety and tolerability, determining a RP2D and characterizing the PK, of ZN-e4.
As of February 5, 2020, 19 patients had been enrolled in this trial in seven (7) dose level cohorts. We expect to report topline results from the Phase 1 portion of this trial in 2021. We will evaluate whether to initiate the Phase 2 portion of this trial upon the completion of the Phase 1 portion and after considering trial design, patient population and combination strategies.
Interim and Preliminary Clinical Results
As of the February 5, 2020 database cutoff date, we completed dosing in six (6) of our dose escalation cohorts and have enrolled two (2) patients in cohort seven. Nineteen patients have been enrolled and treated with doses of ZN-e4 ranging from 20 mg to 480 mg, once daily. At baseline, the mean age of the enrolled population was 63.9 years (range 38 to 86 years) and consisted of 47% females and 53% males. Of the enrolled patients, six (6) (31.6%) are continuing treatment and 13 (68.4%) have discontinued treatment, nine (9) of which were due to disease progression.
Enrolled patients have received the following prior lines of cancer treatment: EGFR tyrosine kinase inhibitors (16 of 19 patients), chemotherapy (12 of 19 patients), osimertinib (11 of 19 patients), immunotherapy (five (5) of 19 patients), investigational EGFR tyrosine kinase inhibitors (two (2) of 19 patients) and EGFR monoclonal antibodies (two (2) of 19 patients). Of the enrolled patients, 12 of the 19 had one to three prior systemic cancer regimens, and seven (7) of the 19 had four (4) or more.
The interim and preliminary data described herein are subject to change as more data on these patients and additional patients become available and are subject to authorization and verification procedures that could result in material changes in the final data.
Interim ZN-e4 Preliminary Safety Results
As of the February 5, 2020 database cutoff date, ZN-e4 was generally well tolerated. One patient reported a dose-limiting toxicity at the 320 mg dose level. The trial is currently ongoing at a dose level of 480 mg.
TEAEs occurred in 18 of 19 patients. No serious adverse events were reported. Two (2) deaths occurred during the safety reporting time period of the study, each due to progression of disease and determined to not be related to treatment.
The most frequent of these TEAEs observed were diarrhea (11 of 19 patients), nausea (six (6) of 19 patients), fatigue (six (6) of 19 patients), back pain (five (5) of 19 patients), cough (five (5) of 19 patients), dyspnea (four (4) of 19 patients) and vomiting (four (4) of 19 patients). All cases of diarrhea were Grade 1 except for one which was Grade 2. Rash of Grade 1 severity was only reported in one patient.
Investigator-assessed, treatment-related adverse events occurred in 11 of 19 patients. Of these treatment-related adverse events, nine (9) of 19 patients reported treatment-related adverse events of Grade 1 or Grade 2 severity and two (2) of 19 patients reported treatment-related adverse events of Grade 3 in severity; one case of dysphagia and two (2) cases of fatigue.
As of the February 5, 2020 database cutoff date, there was no apparent increase of incidence or severity of adverse events with increased dose.

Interim and Preliminary Efficacy Results

As of the February 5, 2020 database cutoff date, we observed that two (2) patients, each of which was osimertinib naïve and one of which had the T790M mutation, had confirmed PR by RECIST criteria as showing their best overall response, one dosed at 160 mg and one at 320 mg. One patient dosed at 480 mg showed an unconfirmed PR as of the cutoff date. One other patient currently with stable disease had a reduction in target lesion size of approximately 29%.

Notes:
Includes data for the 16 evaluable patients as of the February 5, 2020 database cutoff date.
(zz mg : rr) indicates: (dose : best response, + if ongoing)
As of the database cutoff date, one patient had a treatment duration of 15.2 months and another patient had a treatment duration of 10.3 months.

The following table illustrates response, duration of remission and re-dosing of ZN-e4 in this trial as of the database cutoff date.
Drug Pharmacokinetics
As of the February 5, 2020 database cutoff date, PK results were available for the first 17 patients dosed in our ZN-e4 Trial. The PK results from such patients showed rapid absorption into the systemic circulation, with typical median Tmax values of two (2) to four (4) hours. The exposures were observed to be dose dependent. Little to no ZN-e4 accumulation at steady state on day 15 of once daily dosing was observed with mean day 15 to day one AUC ratios of 1.0-1.8.

Dose (mg)		DAY 15 (STEADY STATE)
		Cmax (ng/mL)	Tmax (hr)	AUC0-8hr (ng*h/mL)
20	Mean	55.9	8	376
(n=1)
40	Mean	36.9	8	179
(n=1)
80	Mean	144	4	945
(n=1)	SD	65.3	(2-4)	487
160	Mean	382	4	2,440
(n=3)	SD	274	(2-4)	1,630
240	Mean	532	4	3,730
(n=3)	SD	117	(4-6)	926
320	Mean	388	4	2,550
(n=5)	SD	203	(2-4)	1,410
Notes:
Median (range) are listed for Tmax

Manufacturing
We currently do not own or operate any manufacturing facilities. We rely, and expect to continue to rely for the foreseeable future, on third-party contract manufacturing organizations, or CMOs, to produce our product candidates for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. We require that our CMOs produce bulk drug substances and finished drug products in accordance with current Good Manufacturing Practices, or cGMPs, and all other applicable laws and regulations. We maintain agreements with our manufacturers that include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates.
We have engaged CMOs to manufacture and package ZN-c5, ZN-c3, ZN-d5 and ZN-e4 for preclinical and clinical use. Additional CMOs are used to label and distribute ZN-c5, ZN-c3 and ZN-e4 for clinical use. We obtain our supplies from these CMOs on a purchase order basis and do not have long-term supply arrangements in place. Although we do not currently have contractual arrangements in place for redundant supply for all of these product candidates, it is our goal to identify and contract with at least two (2) manufacturers for active pharmaceutical ingredient and two (2) manufacturers for drug product. More broadly, for each of our product candidates, we intend to identify and qualify additional manufacturers to provide the active pharmaceutical ingredient and fill-and-finish services prior to seeking regulatory approval.
Competition
The biotechnology and pharmaceutical industries are characterized by rapid technological advancement, significant competition and an emphasis on intellectual property. We face potential competition from many different sources, including major and specialty pharmaceutical and biotechnology companies, academic research institutions, governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with current therapies and new therapies that may become available in the future.
Many of the companies against which we may compete have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize medicines that are safer, more effective, have fewer or less severe side effects, are more convenient or less expensive than any medicines we may develop. Our competitors also may obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for ours, which could result in competitors establishing a strong market position before we are able to enter the market. We believe that the key competitive factors affecting the success of any of our product candidates, if approved, will include efficacy, combinability, safety profile, convenience, cost, level of promotional activity devoted to them and intellectual property protection.
If the product candidates for our priority programs are approved for the indications we are currently targeting, they will compete with the drugs discussed below. Furthermore, it is possible that other companies are also engaged in discovery or preclinical development of drug candidates for the same indications. These competitors, if successful in clinical development, may achieve regulatory approval and market adoption in advance of our product candidates, constraining our ability to gain significant market share for such product candidates. In addition, our product candidates, if approved, will complete with multiple approved drugs or drugs that may be approved for future indications for which we develop such product candidate.

Intellectual Property
We strive to protect the proprietary technology, inventions and improvements that are commercially important to our business, including seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. We also rely on know-how relating to our proprietary technology and product candidates and continuing innovation to develop, strengthen and maintain our proprietary position. We also plan to rely on data exclusivity, market exclusivity and patent term extensions when available. Our commercial success will depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions and improvements; to defend and enforce our proprietary rights, including any patents that we may own in the future; and to operate without infringing the valid and enforceable patents and other proprietary rights of third parties. Intellectual property rights may not address all potential threats to our competitive advantage.
With respect to our product candidates and processes we intend to develop and commercialize in the normal course of business, we intend, or understand that our licensors intend, to pursue patent protection covering, when possible, compositions, methods of use, dosing and formulations. We or our licensors also may pursue patent protection with respect to manufacturing and drug development processes and technologies. Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies. We or our licensors may not be able to obtain patent protections for our compositions, methods of use, dosing and formulations, manufacturing and drug development processes and technologies throughout the world. Issued patents can provide protection for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. In general, patents issued for applications filed in the United States can provide exclusionary rights for 20 years from the earliest effective filing date. In addition, in certain instances, the term of an issued U.S. patent that is directed to or claims an FDA-approved product can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, which is called “patent term extension.” The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The term of patents outside of the United States varies in accordance with the laws of the foreign jurisdiction, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent. Patent term may be inadequate to protect our competitive position on our products for an adequate amount of time.
The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of biopharmaceuticals has emerged in the United States. The relevant patent laws and their interpretation outside of the United States is also uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our technology or product candidates and could affect the value of such intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions and improvements. We cannot guarantee that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may file in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our products, the methods of use or manufacture of those products. Moreover, even our issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our products. Patent and other intellectual property rights in the pharmaceutical and biotechnology space are evolving and involve many risks and uncertainties. For example, third parties may have blocking patents that could be used to prevent us from commercializing our product candidates and practicing our proprietary technology, and our issued patents may be challenged, invalidated, deemed unenforceable or circumvented, which could limit our ability to stop competitors from marketing-related products or could limit the term of patent protection that otherwise may exist for our product candidates. In addition, the scope of the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies that are outside the scope of the rights granted under any issued patents. For these reasons, we may face competition with respect to our product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any patent directed to such product may expire or remain in force for only a short period following commercialization, thereby reducing the commercial advantage the patent provides.
In-licensed Patents and Patent Applications
Recurium IP Holdings, LLC or Zeno Management, Inc., are currently the listed owner/assignee, or retained the exclusive license to 51 families of patent applications directed to our technology across our pipeline. As of March 22, 2021, our in-licensed portfolio consists of fourteen U.S. patents and eighteen foreign patents in nine (9) jurisdictions, including Europe, Australia, New Zealand, China, Hong Kong, India, Japan, Singapore and Taiwan.
As of March 22, 2021, 15 of the 51 families have a single application pending, and 36 of 51 families have multiple applications pending. The 51 families include 45 U.S. applications (including pending U.S. provisional patent applications and pending U.S. non-provisional patent applications), 43 PCT applications and more than 200 international applications in approximately 18 countries, including major markets in North America, South America, Europe and Asia, each having a nominal expiration date ranging from 2034 to 2041. The nominal expiration of our patents and patent applications does not account for any applicable patent term adjustments or extensions.
U.S. Patent No. 10,513,509, or the ‘509 Patent, includes claims directed to composition of matter, including ZN-e4, a pharmaceutical composition, a method for inhibiting replication of a malignant growth or a tumor, a method for ameliorating or treating a cancer and a method for inhibiting the activity of EGFR. The ‘509 Patent has an expected expiration date in May 2037. However, we believe the ‘509 Patent may be eligible for a patent term extension under the Hatch-Waxman Act.
One of the aforementioned pending U.S. and PCT patent applications includes claims directed to ZN-c5, ZN-c3 or ZN-d5, and has an expected expiration in 2037 (ZN-c5) and 2039 (ZN-c3 and ZN-d5). However, there can be no assurance that any of our pending in-licensed patent applications will issue. Furthermore, there can be no assurance that we will benefit from any patent term extension or favorable adjustments to the term of any of our in-licensed issued patents or patents that are issued in the future. The applicable authorities, including the FDA in the United States, may not agree with our assessment of whether such patent term extensions should be granted, and, if granted, they may grant more limited extensions than we request.
Trademarks
As of July 8, 2020, our trademark portfolio contains the following trademarks applications or registrations. U.S. trademark applications are pending for each of the marks ZENTALIS and the stylized “Z” mark. The mark ZENO has a registered U.S. trademark. Applications to register the marks ZENO and ZENTALIS have been filed internationally. The portfolio has an International Madrid Trademark Application designating Australia, Europe, Israel, Japan, Mexico, New Zealand, the Russian Federation, the United Kingdom and Singapore for the mark ZENO. The portfolio also has pending applications for registration and/or a registration has issued for one or more classes in Argentina, Brazil, Canada, Hong Kong and Taiwan for the mark ZENO. The portfolio also has an International Madrid Trademark Application designating Australia, Brazil, Canada, China, Europe, the United Kingdom, Israel, India, Japan, Korea, Mexico, New Zealand, the Russian Federation and Singapore for the mark ZENTALIS. The portfolio also has pending applications for registration in Argentina, Hong Kong, and Taiwan for the mark ZENTALIS.

Furthermore, we rely upon know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality and invention assignment agreements with our commercial partners, collaborators, employees, and consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with an employee or a third party. These agreements may be breached, and we may not have adequate remedies for any such breach. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.
Licensing Agreements and Strategic Collaborations
Recurium IP Holdings, LLC
In December 2014, and as amended and restated effective as of December 2017 and September 2019 and as amended in May 2020, we entered into a license agreement, or the Recurium Agreement, with Recurium IP Holdings, LLC, or Recurium IP under which we were granted an exclusive worldwide license to certain intellectual property rights owned or controlled by Recurium IP to develop and commercialize pharmaceutical products for the treatment or prevention of disease, other than for pain. In connection with the May 2020 amendment, we clarified certain aspects of the sublicensing payment provisions. We have the right to sublicense our rights under the Recurium Agreement, subject to certain conditions. We are required to use commercially reasonable efforts to develop and commercialize at least one product that comprises or contains a licensed compound and to execute certain development activities.
Under the terms of the Recurium Agreement, we are obligated to make development and regulatory milestone payments, pay royalties for net sales and make sublicensing payments with respect to certain licensed products directed to one of ten specific biological targets, including ZN-c5, ZN-c3 and ZN-e4. We are obligated to make development and regulatory milestone payments for such licensed products of up to $44.5 million. In addition, we are obligated to make milestone payments up to $150,000 for certain licensed products used in animals. We are also obligated to pay royalties on sales of such licensed products at a mid- to high-single digit percentage. In addition, if we choose to sublicense or assign to any third parties our rights under the Recurium Agreement with respect to such licensed products, we must pay to Recurium IP 20% of sublicensing income received in connection with such transaction.
Our royalty obligations will expire on a licensed product-by-licensed product and country-by-country basis on the later of fifteen years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product in such country. The Recurium Agreement will expire on the later of on a country-by-country basis the expiration of royalty term for all licensed products in such country and December 21, 2032. The Recurium Agreement may be terminated in its entirety either by Recurium or by us in the event of an uncured material breach by the other party, in the event the other party is subject to specified bankruptcy, insolvency or similar circumstances, or in the event of a force majeure event under certain circumstances.
Upon termination of the Recurium Agreement for any reason, all rights and licenses granted to us under the agreement will terminate and revert to Recurium, and in the event of certain termination events, we would grant Recurium worldwide, royalty-bearing rights to our licensed products and transfer to Recurium any regulatory filings and data for such licensed products.
Mayo Foundation for Medical Education and Research
In February 2016, and as amended in April 2017 and December 2017, we entered into an option agreement, or the Mayo Agreement, with Mayo Foundation for Medical Education and Research under which we were granted an exclusive option to obtain a nonexclusive worldwide license to know-how and an exclusive worldwide license to related patent rights created by Mayo under the Mayo Agreement. The Mayo Agreement provided that it will expire on the date of the last to expire of the Mayo patent rights or, if no Mayo patent rights arise, on February 11, 2021. No Mayo patent rights were created under the Mayo Agreement and therefore the agreement expired on February 11, 2021. In consideration for the grant of know-how we provided grants of common stock on the first anniversary and Class A common units on the second and third anniversaries following entry into the Mayo Agreement. As of December 31, 2020, we have granted equity securities which amount to 15,435 shares of common stock under the Mayo Agreement.
SciClone Pharmaceuticals International (Cayman) Development Ltd.
In December 2014, and as amended in December 2016, we entered into a collaboration and license agreement, or the SciClone Agreement, with SciClone Pharmaceuticals International (Cayman) Development Ltd., or SciClone, under which we granted an exclusive license to certain intellectual property rights in the People’s Republic of China (including the territories of Macao and Hong Kong), South Korea, Taiwan and Vietnam, or the SciClone Territory, for SciClone to develop and commercialize a licensed product for the treatment or prevention of oncologic diseases and an exclusive option to obtain a similar license for up to two (2) additional licensed products. Under the SciClone Agreement, SciClone is responsible for clinical development activities required in order to obtain regulatory approval in the SciClone Territory. SciClone paid to us a one-time up-front payment of $1.0 million upon entering into the SciClone Agreement, and $4.0 million in aggregate milestone payments. No additional development or commercial milestones or reimbursement for research and development expenses are payable under the SciClone Agreement, as amended. We are entitled to receive a mid-single digit royalty on net sales of licensed products in the SciClone Territory, which royalty is subject to certain reductions in the event that SciClone is unable to achieve certain gross margins or if generic products are sold or if technology covering a licensed product is licensed from a third party. We have also agreed to pay SciClone tiered royalties pursuant to the terms of the SciClone Agreement, the applicable rate of which are determined based on whether a compound is developed to a successful dual IND submission and the costs incurred by SciClone for the development of such product candidate. SciClone’s and our royalty obligations will expire on a licensed product-by-licensed product and country-by-country basis on the later of fifteen years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product in such country.

Following the December 2016 amendment to the SciClone Agreement, SciClone retains the exclusive license to develop our EGFR inhibitor product candidate, ZN-e4, in the SciClone Territory and the exclusive option to obtain an exclusive license to up to two (2) specified compounds under the SciClone Agreement for which we submit an IND by providing notice and paying $5 million to us. The SciClone Agreement will expire at the later of on a country-by-country basis the expiration of royalty term for all licensed products in such country and 15 years after the effective date of such agreement. The SciClone Agreement may be terminated in its entirety or on a country-by-country basis by SciClone upon 180 days’ notice or either by SciClone or by us in its entirety in the event of an uncured material breach by the other party, in the event the other party is subject to specified bankruptcy, insolvency or similar circumstances, or in the event of a force majeure event under certain circumstances.
Pfizer Clinical Trial Collaboration and Supply Agreement
In May 2018, we entered into a clinical trial collaboration and supply agreement with Pfizer, Inc. to evaluate the safety, tolerability and efficacy of ZN-c5 in combination with their CDK4/6 inhibitor, palbociclib, in our ongoing Phase 1/2 clinical trial of ZN-c5. Pursuant to this agreement, we will be responsible for the conduct and cost of the relevant studies, under the supervision of a joint development committee made up of our representatives and representatives of Pfizer that meets quarterly. Pfizer will supply palbociclib for use in the ZN-c5-001 Trial, at no cost to us. We are required to provide to Pfizer clinical data and other reports upon completion of the ZN-c5-001 Trial.
This agreement does not grant any right of first negotiation to participate in future clinical trials, and each of the parties retains all rights and ability to evaluate their respective compounds in any clinical studies, either as monotherapy or in combination with any other product or compound, in any therapeutic area.
The agreement with Pfizer will expire upon completion of all obligations of the parties thereunder or upon termination by either party. We and Pfizer each have the right to terminate the agreement for material breach by the other party. In addition, the agreement may be terminated by either party due to safety considerations or if either party decides to discontinue development of its own compound for medical, scientific, legal or other reasons or if a regulatory authority takes any action preventing that party from supplying its compound for the study. Pfizer also has the right to terminate this agreement if it notifies us in writing that it reasonably and in good faith believes that palbociclib is being used in an unsafe manner, and we fail to incorporate changes to address such issue, and the joint development committee is unable to resolve the issue following elevation to appropriate parties.
Eli Lilly and Company Clinical Trial Collaboration and Supply Agreement
In July 2020, we entered into a clinical trial collaboration and supply agreement with Eli Lilly and Company, or Lilly, to evaluate ZN-c5 in combination with their CDK 4/6 inhibitor, abemaciclib, in a planned Phase 1b open label multi-center clinical trial that we intend to initiate in the second half of 2020. Pursuant to this agreement, we will be responsible for the conduct and cost of the relevant studies. We and Lilly will each designate a project manager that will meet no less than twice yearly and will be responsible for implementing and coordinating activities, and facilitating the exchange of information, with respect to the study. Lilly is obligated to supply abemaciclib for use in the trial, at no cost to us. We are required to provide to Lilly clinical data and other reports at major decision points during the trial and no later than 60 days following completion of the planned Phase 1b clinical trial.
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

Zentera Therapeutics
In May 2020, each of our subsidiaries Zeno Alpha, Inc., K-Group Alpha, Inc. and K-Group Beta, Inc. entered into a collaboration and license agreement with our majority-owned joint venture, Zentera Therapeutics (Cayman), Ltd., or Zentera (the “Zentera Sublicenses”), pursuant to which we collaborate with Zentera on the development and commercialization of ZN-c5, ZN-d5 and ZN-c3, respectively, whether alone or in a licensed product (“Collaboration Products”) in each case for the treatment or prevention of disease, other than for pain (the “Zentera Field”), in the People’s Republic of China, Macau, Hong Kong and Taiwan (the “Zentera Collaboration Territory”). Under each Zentera Sublicense, Zentera will lead development, and upon regulatory approval, the commercialization, of the Collaboration Products in the Zentera Collaboration Territory. On May 19, 2020, Zentera issued an aggregate of 60.2% of its issued shares of common stock to Zeno Alpha, Inc., K-Group Alpha, Inc., K-Group Beta, Inc., Zeno Management, Inc. and Zeno Beta, Inc. Anthony Y. Sun, M.D., our President and Chief Executive Officer, serves as Chief Executive Officer and a member of the board of directors of Zentera and Kevin D. Bunker, Ph.D, our Chief Operating Officer, serves as a member of the board of directors of Zentera.
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
Under the terms of the Zentera Sublicenses, Zentera is responsible for the costs of developing the Collaboration Products in the Zentera Collaboration Territory, and we are responsible for the costs of developing the Collaboration Products outside the Zentera Collaboration Territory, provided that Zentera will reimburse us for a portion of its costs for global data management, pharmacovigilance, safety database management, and chemistry, manufacturing and controls activities with respect to each Collaboration Product. Under the Zentera Sublicenses, we will be eligible to receive future development and regulatory milestones of up to $4.45 million per Collaboration Product. Zentera will pay us royalties on net sales of Collaboration Products in the Zentera Collaboration Territory at a mid- to high-single digit percentage subject to certain reductions. In addition, if Zentera or its affiliate chooses to sublicense or assign to any third parties its rights under the Zentera Sublicenses with respect to any Collaboration Product, Zentera must pay to us 20% of sublicensing income received by Zentera or its affiliates in connection with such transaction.
Zentera’s royalty obligations continue with respect to each region within the Collaboration Territory and each Collaboration Product until the later of (i) the date on which such Collaboration Product is no longer covered by a valid claim of a licensed patent, and (ii) the 15th anniversary of the first commercial sale of such Collaboration Product in such region. Each Zentera Sublicense will expire on a region-by-region basis at the expiration of the royalty term for the Collaboration Product in such region.
Each Zentera Sublicense may be terminated in its entirety either by Zentera or by us in the event of an uncured material breach by the other party, in the event the other party is subject to bankruptcy, insolvency or similar circumstances, or in the event of a force majeure event under certain circumstances. In addition, Zentera may terminate each Zentera Sublicense upon 180 days’ notice to us after the first regulatory approval of the licensed compound in the People’s Republic of China, or if the applicable licensed compound does not achieve regulatory approval in the People’s Republic of China within the timeframe set forth in the initial regional development plan or as otherwise agreed by the parties. We may terminate each Zentera Sublicense if Zentera fails to meet certain diligence obligations under such Zentera Sublicense.
Upon termination of each Zentera Sublicense for any reason, all rights and licenses granted to Zentera under the agreement will terminate and revert to us. In the event of termination, Zentera would assign to us certain intellectual property related to the applicable Collaboration Products and transfer to Zentera any regulatory filings and data for such Collaboration Products, and, in the event of termination by Zentera for convenience, due to a breach by us, or due to our insolvency, we would pay Zentera royalties at a mid-single digit percentage on net sales in the Zentera Collaboration Territory of any Collaboration Product for which clinical trial data was generated by Zentera until certain of Zentera’s development, manufacturing and certain commercialization costs accrued, if any, have been reimbursed.
Government Regulation and Product Approval
Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. A new drug must be approved by the FDA through the NDA process before it may be legally marketed in the United States.
U.S. Drug Development Process
In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.
The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•completion of preclinical laboratory tests, animal studies and formulation studies in accordance with FDA’s good laboratory practice requirements and other applicable regulations;
•submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•approval by an independent IRB ethics committee at each clinical site before each trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with GCP requirements to establish the safety and efficacy of the proposed drug for its intended use;
•submission to the FDA of an NDA after completion of all pivotal trials;
•satisfactory completion of an FDA advisory committee review, if applicable;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, and of selected clinical investigation sites to assess compliance with GCPs; and
•FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.
Prior to beginning the first clinical trial with a product candidate in the United States, a sponsor must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30- day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.
Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.
Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•Phase 1: The product candidate is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
•Phase 2: The product candidate is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•Phase 3: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.
Post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.
Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.
During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new drug.
While the IND is active and before approval, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

U.S. Review and Approval Process
Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.
The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two (2) months to make a “filing” decision after it the application is submitted. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.
The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to assure consistent production of the product within required specifications. Additionally, before approving a NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional pivotal Phase 3 trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA or, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.
If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a REMS to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may also require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs.
In addition, the Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.
Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the FDA has a fast track designation program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drugs are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development. With regard to a fast track product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.
A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for Breakthrough Therapy designation to expedite its development and review. A product candidate can receive Breakthrough Therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.
Any product candidate submitted to the FDA for approval, including a product candidate with a fast track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product candidate is eligible for priority review if it has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six (6) months of the filing date as compared to ten months for review of new molecular entity NDAs under its current PDUFA review goals.
In addition, a product candidate may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the product.
Fast track designation, breakthrough therapy designation, priority review, and accelerated approval do not change the standards for approval, but may expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product candidate no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.
Post-approval Requirements
Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.
The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters, or untitled letters;
•clinical holds on clinical studies;
•refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•product seizure or detention, or refusal to permit the import or export of products;
•consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•mandated modification of promotional materials and labeling and the issuance of corrective information;
•the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•injunctions or the imposition of civil or criminal penalties.
The FDA closely regulates the marketing, labeling, advertising and promotion of drug products. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined companies from engaging in off-label promotion. The FDA and other regulatory agencies have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labelling.
Marketing Exclusivity
Market exclusivity provisions authorized under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application, or ANDA, or an NDA submitted under Section 505(b)(2), or 505(b)(2) NDA, submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four (4) years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.
The FDCA alternatively provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to any preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.
Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six (6) months of marketing exclusivity attached to another period of exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials. In addition, orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances.
Other Healthcare Laws
Pharmaceutical and medical device manufacturers are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, U.S. federal anti-kickback, fraud and abuse, false claims, consumer fraud, pricing reporting, data privacy and security, and transparency laws and regulations as well as similar foreign laws in the jurisdictions outside the U.S. Similar state and local laws and regulations may also restrict business practices in the pharmaceutical industry, such as state anti-kickback and false claims laws, which may apply to business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information; state and local laws which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities or that require the registration of pharmaceutical sales representatives; and state and local laws that require the registration of pharmaceutical sales representatives; and state and local laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Violation of any of such laws or any other governmental regulations that apply may result in penalties, including, without limitation, significant administrative, civil and criminal penalties, damages, fines, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and imprisonment.
Coverage and Reimbursement
Sales of any pharmaceutical product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Significant uncertainty exists as to the coverage and reimbursement status of any newly approved product. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. One third-party payor’s decision to cover a particular product does not ensure that other payors will also provide coverage for the product. As a result, the coverage determination process can require manufactures to provide scientific and clinical support for the use of a product to each payor separately and can be a time-consuming process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics.
In addition, third-party payors are increasingly reducing reimbursements for pharmaceutical products and services. The U.S. government and state legislatures have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Third-party payors are more and more challenging the prices charged, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical products, in addition to questioning their safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product.

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Pharmaceutical products may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products and may also compete with imported foreign products. Furthermore, there is no assurance that a product will be considered medically reasonable and necessary for a specific indication, will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be established even if coverage is available or that the third-party payors’ reimbursement policies will not adversely affect the ability for manufacturers to sell products profitably.
Healthcare Reform
In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the ACA was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States. By way of example, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.
Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. For example, in 2017, Congress enacted the Tax Act, which eliminated the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear when a decision will be made or how the Supreme Court will rule. In addition, there may be other efforts to challenge, repeal or replace the ACA. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future.
Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers, which will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, absent additional congressional action. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. The likelihood of success of these and other measures proposed by the previous administration is unclear, particularly in light of the current administration. In addition, individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.
FDA Approval and Regulation of Companion Diagnostics

If safe and effective use of a therapeutic depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product. In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, if FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic device is not approved or cleared for that indication. Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. The review of in vitro companion diagnostics in conjunction with the review of our therapeutic treatments for cancer will, therefore, likely involve coordination of review by the FDA’s Center for Drug Evaluation and Research and the FDA’s Center for Devices and Radiological Health Office of In Vitro Diagnostics and Radiological Health.
Under the FDCA, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two (2) primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA approval.
The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, a PMA application typically requires data regarding analytical and clinical validation studies. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.
PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an approvable letter requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards are not maintained or problems are identified following initial marketing.
After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

Environmental, Social and Governance (ESG) Highlights
Social
Zentalis is committed to driving social impact through our therapeutics and operating in a way that is respectful and inclusive of all stakeholders. Below are a few initiatives that demonstrate our commitment to social impact:
•We are committed to the safety and wellbeing of our employees and our stakeholders. Our employees receive rigorous annual trainings on general safety, on-site lab safety procedures, quality assurance and standard operating procedures (QA SOPs) to help ensure that we are managing risks and operating safely.
•We are committed to being an equal opportunity employer and enhancing diversity and inclusion across our business. Our Code of Business Conduct and Ethics prohibits discrimination of any protected group and our employees participate in regular anti-harassment training, with managers receiving additional manager-specific anti-harassment training.
•We are always working to enrich our diversity and inclusion, or D&I, strategies and performance, and we are proud of the gender diversity we have cultivated throughout the company and our management team. Over 44% of our VPs and above are female and 50% of our C-suite team is female. We intend to continue to develop our D&I practices and improve performance across our workforce.
•We are dedicated to building a talented team and as such offer competitive compensation and comprehensive benefits to attract and retain top talent. In addition to offering benefits such as medical, dental, vision, 401(k) with company matching, flexible spending for healthcare and dependent care, life insurance and both short and long-term disability, we offer work / life balance benefits and employee development opportunities. These include flexible time off (vacation, sick leave, company shutdown during the holiday season), voluntary life-illness-accident insurance, wellness challenges and healthy food options onsite. We also have a variety of company-wide events to support camaraderie and encourage teamwork and collaboration.
•In 2021, we expect to commence the first offering period under the Zentalis Pharmaceuticals, Inc. 2020 Employee Stock Purchase Plan for all full-time employees –a benefit we are proud to offer and that we believe will help to foster our corporate culture and encourage collaboration towards our shared business success.
•In an effort to ensure the safety of our staff and clinical patients during the COVID-19 pandemic, we have closed our corporate offices in New York City temporarily and have been operating our labs in San Diego on rotational schedules to maintain proper social distancing while keeping our science and discovery work on track.
•In 2020, we launched several new benefits for our employees to ease the transition to working from home during the COVID-19 pandemic including flexible work arrangements, supplementary time off and communications to help ensure employees felt cared for and supported both at home and at work.

Human Capital Management
As of December 31, 2020, Zentalis had 124 full-time employees, all of whom are based in the United States. Our workforce is highly skilled, with 34% of our employees holding an MD, PhD, or PharmD degree. Of these full-time employees, 84 employees are engaged in research and development activities. None of these employees are represented by labor unions or covered by any collective bargaining agreements.

Zentalis relies on skilled, innovative, and passionate employees to conduct our research, development and business activities. The biopharmaceutical industry is very competitive and recruiting and retaining employees is critical to the continued success of our business. To attract, maintain and motivate our team of ambitious professionals, we offer competitive compensation and benefits, a collaborative work environment, ongoing skills development initiatives, attractive career advancement opportunities, and a culture that values D&I. At Zentalis, everyone’s voice is heard, the work is meaningful, and employees are encouraged to think outside of the box.

Environmental
Zentalis is committed to minimizing the environmental impacts of our business, with the goal of being “green chemists,” applying our science in the labs carefully to efficiently use and conserve precious recourses. We encourage all employees to reduce waste and emissions through recycling and other energy conservation measures. Here are a few of the initiatives that demonstrate our commitment to environmental impact:
•We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and waste.
•We dispose of all hazardous materials and waste in a responsible manner; following strict protocols for the storage, treatment and disposal of hazardous, flammable, chemical or biological waste.

•Our employees are required to promptly report any known or suspected violations of environmental laws or any events that may result in a discharge or emission of hazardous materials.
•We have recycling in all facilities for both regular recyclables and lab waste.

Governance
Zentalis is committed to strong governance systems and policies that ensure fair, transparent and efficient business practices. Here are a few initiatives that demonstrate our commitment to good governance:
•Our board of directors and executive management team have oversight of all the relevant ESG issues that we have outlined in this section.
•Our approaches to cybersecurity and privacy are overseen by our Chief Information Security Officer.
•We have employee trainings, procedures and policies in place to ensure data privacy. These measures are outlined in our data privacy policy. We also have employee trainings, procedures and policies in place regarding cybersecurity. Trainings take place at regular intervals during our Company-wide meetings, and cover threats and phishing risk. We also have a defined information security incident response plan that supports Zentalis in the management of cyber security incidents.
•We have adopted a Code of Business Conduct and Ethics with regular trainings and provisions related to corporate ethics, bribery and corruption, whistleblower policies, political involvement and other dimensions of corporate ethics.

Additional Information
We were initially formed as Zeno Pharmaceuticals, Inc., a Delaware corporation, in December 2014. In conjunction with a corporate restructuring, Zeno Pharma, LLC, a Delaware limited liability company, was formed, and in December 2017 acquired Zeno Pharmaceuticals, Inc., pursuant to a merger agreement. As a result of this acquisition, Zeno Pharmaceuticals, Inc. became a wholly-owned subsidiary of Zeno Pharma, LLC. In December 2019, Zeno Pharma, LLC changed its name to Zentalis Pharmaceuticals, LLC. In April 2020, in connection with our IPO, we converted to a Delaware corporation pursuant to a statutory conversion and changed our name to Zentalis Pharmaceuticals, Inc.

Our Internet address is www.zentalis.com. At our investor relations website, ir.zentalis.com, we make available free of charge a variety of information for investors, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC. The information found on our website is not part of this Annual Report on Form 10-K or any other report we file with, or furnish to, the SEC.

Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described below and the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. Such risks and uncertainties may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy. Our business, financial condition, results of operations or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our common stock could decline and you could lose all or part of your investment. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below.
Risks Related to Our Financial Position and Need for Additional Capital
We have a limited operating history, have not completed any clinical trials, and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.
We are a clinical stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We have no products approved for commercial sale and have not generated any revenue from product sales. To date, we have devoted substantially all of our resources and efforts to organizing and staffing our company, business planning, executing partnerships, raising capital, discovering, identifying and developing potential product candidates, securing related intellectual property rights and conducting preclinical studies and clinical trials of our product candidates, including the ongoing clinical trials of ZN-c5, ZN-c3 and ZN-e4. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability than it could be if we had a longer operating history.
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
We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date and have financed our operations principally through private financings and our IPO. We have incurred net losses of $118.5 million and $46.4 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $200.8 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. Three (3) of our product candidates, ZN-c5, ZN-c3 and ZN-e4, are in clinical trials, and we intend to initiate a Phase 1 clinical trial of ZN-d5 in patients with AML or B-cell lymphoma in the first half of 2021. In addition, we plan to submit an IND to the FDA for our fifth product candidate in 2021. Our other programs are in preclinical research. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential products.
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we initiate and conduct clinical trials of, and seek marketing approval for, ZN-c5, ZN-c3, ZN-d5, ZN-e4 and our other product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency, or the EMA, or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for any of our product candidates, including ZN-c5, ZN-c3, ZN-d5 and ZN-e4, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We have also incurred, and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations.
As of December 31, 2020, we had cash, cash equivalents and marketable securities of $338.5 million. Based on current business plans, we believe that our existing cash, cash equivalents and marketable securities as of December 31, 2020 will be sufficient to fund our operating expenses and capital expenditures requirements into 2023, but will not be sufficient to fund all of the activities that are necessary to complete the development of our product candidates. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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
Risks Related to the Discovery, Development and Commercialization of Our Product Candidates
We are substantially dependent on the success of our lead product candidates, ZN-c5 and/or ZN-c3, which are currently in clinical trials. If we are unable to complete development of, obtain approval for and commercialize these product candidates in a timely manner, our business will be harmed.
Our future success is dependent on our ability to timely complete clinical trials, obtain marketing approval for and successfully commercialize our lead product candidates. We are investing significant efforts and financial resources in the research and development of ZN-c5 and ZN-c3. ZN-c5 and ZN-c3 will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote ZN-c5 or ZN-c3, or any other product candidate, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.
The success of our lead product candidates will depend on several factors, including the following:

•the successful and timely completion of our ongoing clinical trials of ZN-c5 and ZN-c3;
•the initiation and successful patient enrollment and completion of additional clinical trials of ZN-c5 and ZN-c3 on a timely basis;
•maintaining and establishing relationships with CROs and clinical sites for the clinical development of ZN-c5 and ZN-c3 both in the United States and internationally;
•the frequency and severity of adverse events in the clinical trials;
•the efficacy, safety and tolerability profiles that are satisfactory to the FDA, EMA or any comparable foreign regulatory authority for marketing approval;
•the timely receipt of marketing approvals for ZN-c5 and ZN-c3 from applicable regulatory authorities;
•the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•the maintenance of existing or the establishment of new supply arrangements with third-party drug product suppliers and manufacturers for clinical development of ZN-c5 and ZN-c3;
•the maintenance of existing, or the establishment of new, scaled production arrangements with third-party manufacturers to obtain finished products that are appropriate for commercial sale of ZN-c5 and ZN-c3 if approved, including for supplies of drugs that we are testing in combination with ZN-c5 and ZN-c3;
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

We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize ZN-c5 and ZN-c3, which would materially harm our business. If we do not receive marketing approvals for ZN-c5 and ZN-c3, we may not be able to continue our operations.
We expect to depend on collaborations with third parties for the research, development and commercialization of certain of the product candidates we may develop. If any of these collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates.
We anticipate seeking third-party collaborators for the research, development and commercialization of some of our product candidates. Our likely collaborators in any future collaboration arrangements we may enter into include large and mid-size pharmaceutical companies and biotechnology companies. If we were to enter into any collaboration arrangements with third parties, those agreements may limit our control over the amount and timing of resources that our collaborators dedicate to the development and commercialization of any product candidates we may seek to develop with them. We cannot predict the success of any collaboration in which we have entered or may enter.
Collaborations involving our research programs or any product candidates we may develop pose the following risks to us:
•Collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations.
•Collaborators may not pursue development and commercialization of any product candidates we may develop or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator's strategic focus or market considerations or available funding or external factors such as an acquisition or business combination that diverts resources or creates competing priorities. If this were to happen, we may need additional capital to pursue further development or commercialization of the applicable product candidates.
•Collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing.
•Collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.
•Subject to certain diligence obligations, collaborators with marketing and distribution rights to one (1) or more products may not commit sufficient resources to the marketing and distribution of such product or products.
•Collaborators may not properly obtain, maintain, enforce or defend our intellectual property or proprietary rights or may use proprietary information in a way that could jeopardize or invalidate our proprietary information or expose us to potential litigation.
•Collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in cases where that applies, we would not have the exclusive right to commercialize the collaboration intellectual property.
•Disputes may arise between our collaborators and us that result in the delay or termination of the research, development or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources.
•We may lose certain valuation rights under circumstances identified in our collaborations, including if we undergo a change of control.
•Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.
•Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated.

•Collaborators may be unable to maintain compliance with GLP and GCP requirements or to secure approval for clinical development plans from the FDA or foreign regulatory authorities.
If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed and we may need additional resources to develop our product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or attract new collaborators and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, marketing approval and commercialization described in this annual report apply to the activities of our collaborators.
We may in the future decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of any product candidates we may develop. These and other similar relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we could face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Our ability to reach a definitive collaboration agreement will depend, among other things, upon our assessment of the collaborator's resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator's evaluation of several factors. If we license rights to any product candidates we or our collaborators may develop, we may not be able to realize the benefit of those transactions if we are unable to successfully integrate them with our existing operations and company culture.

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
In addition, even if we obtain approval of our product candidates, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may impose significant limitations in the form of narrow indications, warnings, or a Risk Evaluation and Mitigation Strategy, or REMS. Regulatory authorities may not approve the price we intend to charge for products we may develop, may grant approval contingent on the performance of costly post-

marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could seriously harm our business.
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
•subjects failing to enroll or remain in our trial at the rate we expect, or failing to return for post-treatment follow-up;
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
Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA or EMA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion and reimbursement of the product candidate in those countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.
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
The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, the results of the 2020 U.S. Presidential Election may impact our business and industry. Namely, the previous administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA's ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these orders will be implemented, or whether they will be rescinded and replaced under the current administration. The policies and priorities of the new administration are unknown and could materially impact the regulations governing our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.
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
Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices by the FDA and comparable regulatory authorities, and, to date, the FDA has generally required premarket approval of all companion diagnostics for cancer therapies. The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express the specific genetic alteration that the companion diagnostic was developed to detect.

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
For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was passed, which substantially changes the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. By way of example, on December 22, 2017, the Tax Cuts and Jobs Act, or the Tax Act, was signed into law, which included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare Part D drug plans. In December 2018, CMS published a new final rule permitting further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear when a decision will be made or how the Supreme Court will rule. In addition, there may be other efforts to challenge, repeal or replace the ACA. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future.
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021 unless additional congressional action is taken. In addition, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three (3) to five (5) years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. The likelihood of success of these and other measures proposed by the former administration is unclear, particularly in light of the current administration. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
We expect that other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.
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
Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation;
•the federal false claims and civil monetary penalties laws, including the civil False Claims Act, which can be enforced by private citizens through civil whistleblower or qui tam actions, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
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
Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business
The COVID-19 pandemic has adversely impacted and we expect will continue to adversely impact our business, including our preclinical studies and clinical trials.
In 2020, a strain of novel coronavirus disease, COVID-19, was declared a pandemic and spread across the world, including throughout the United States, Europe and Asia. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices and limited the number of staff in any given research and development laboratory. As a result of the COVID-19 pandemic, we have experienced and we expect to continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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
The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of vaccination efforts and other actions taken in the United States and other countries to contain and treat the disease.
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
The net operating loss, or NOL, carryforwards of the Company and our corporate subsidiaries could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law. Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, signed into law on March 27, 2020, NOLs arising in tax years beginning after December 31, 2017, and before January 1, 2021 may be carried back to each of the five (5) tax years preceding the tax year of such loss, and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, under the Tax Act as modified by the CARES Act, federal NOLs of the Company and our corporate subsidiaries generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning after December 31, 2020 may be limited. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, a “Separate Return Limitation Year” (“SRLY”) generally encompasses all separate return years of a member (or predecessor in a transaction pursuant to Section 381 of the Internal Revenue Code of 1986, as amended, or the Code, or certain other transactions) of a consolidated group, including tax years in which it joins a consolidated return of another group. According to Treasury Regulation Section 1.1502-21, NOLs of a member that arises in a SRLY may be applied against consolidated taxable income only to the extent of the loss member’s cumulative contribution to the consolidated taxable income. As a result, this SRLY limitation may also increase the tax liability of the Company (by reducing the carryforward of certain NOLs that otherwise might be used to offset the amount of taxable gain), potentially decreasing the value of our common stock. As of December 31, 2020, our corporate subsidiaries had available NOL carryforwards of approximately $183.0 million for federal income tax purposes, of which $162.0 million were generated in and after 2018 and can be carried forward indefinitely. The remaining federal NOLs of $21.0 million, which were generated prior to 2018, will start to expire in 2033 if not utilized. We do not anticipate carrying back any NOLs of our corporate subsidiaries.
In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. We have not conducted any studies to determine annual limitations, if any, that could result from such changes in the ownership. Our ability to utilize those NOLs could be limited by an “ownership change” as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations.
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
Risks Related to Our Intellectual Property
Our success depends on our ability to protect our intellectual property and our proprietary platform.
Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies and their uses as well as our and our licensors’ ability to operate without infringing the proprietary rights of others. If we or our licensors are unable to protect our intellectual property rights or if our intellectual property rights are inadequate for our technology or our product candidates, our competitive position could be harmed. We and our licensors generally seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates, proprietary technologies and their uses that are important to our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents if issued will not be infringed, designed around, invalidated or rendered unenforceable by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our and our licensors’ proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our or our licensors’ rights or permit us or our licensors to gain or keep any competitive advantage. These uncertainties and/or limitations in our and our licensors’ ability to properly protect the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operations.
Although we license issued patents in the United States and foreign countries, we cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign countries will be considered patentable by the United States Patent and Trademark Office, or USPTO, courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patents will not be found invalid or unenforceable if challenged.
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
We are a party to a number of license agreements under which we are granted rights to intellectual property that are important to our business and we may enter into additional license agreements in the future. For example, in September 2019, we entered into an exclusive license agreement with Recurium IP Holdings, LLC, or Recurium IP, to obtain an exclusive license to certain intellectual property rights to develop and commercialize ZN-e5, ZN-c3 and ZN-e4.

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
The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the existence, issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued that protect our product candidates or that effectively prevent others from commercializing competitive product candidates.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our licensed-in patents may not cover our product candidates or may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review, or PGR, and inter partes review, or IPR, or other similar proceedings in the USPTO or foreign patent offices challenging our patent rights. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity of our patents, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensors and the patent examiner were unaware during prosecution. There is no assurance that all potentially relevant prior art relating to our patents and patent applications or those of our licensors has been found. There is also no assurance that there is not prior art of which we or licensors are aware, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications or those of our licensors, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us. Such loss of in- licensed patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
The patent protection and patent prosecution for some of our product candidates may be dependent on our licensors and third parties.
We or our licensors may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to strengthen our patent position. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, claim scope, or requests for patent term adjustments. If we or our licensors, whether current or future, fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation, prosecution, or enforcement of our in- licensed patents or patent applications, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.
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

If we are limited in our ability to utilize acquired or licensed technologies, or if we lose our rights to critical licensed technology, we may be unable to successfully develop, out-license, market and sell our products, which could prevent or delay new product introductions. Our business strategy depends on the successful development of licensed and acquired technologies into commercial products. Therefore, any limitations on our ability to utilize these technologies may impair our ability to develop, out-license or market and sell our product candidate.
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
•Should any of these events occur, it could significantly harm our business, results of operations and prospects.
Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Claims by third parties that we infringe their proprietary rights may result in liability for damages or prevent or delay our developmental and commercialization efforts.

Our commercial success depends in part on avoiding infringement of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our product candidates and products that may be approved in the future, or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biopharmaceutical industry, including patent infringement lawsuits, oppositions, reexaminations, IPR proceedings and PGR proceedings before the USPTO and/or foreign patent offices. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment-related to the use or manufacture of our product candidates.
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
Although no third party has asserted a claim of patent infringement against us as of the date of this Annual Report on Form 10-K, others may hold proprietary rights that could prevent our product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin activities relating to our product candidates or processes could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or develop our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results.
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
We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful. Further, our issued patents could be found invalid or unenforceable if challenged in court.

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
We or our licensors may be subject to claims challenging the inventorship or ownership of our or our patents and other intellectual property.
We may also be subject to claims that former employees or other third parties have an ownership interest in our patents or other intellectual property. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Such an outcome could have a material adverse effect on our business. Even if we or our licensors are successful in defending against such claims, litigation could result in substantial costs and distraction to management and other employees.

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
Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five (5) years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA-approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, we or our licensors may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we or our licensors are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.
We may not be able to protect our intellectual property rights throughout the world.
Although we have issued patents and pending patent applications in the United States and certain other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we or our licensors have patent protection but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our or our licensors patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section these factors include:

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
•speculative trading in and short sales of our common stock, as well as trading phenomena such as the "short squeeze";
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
As of December 31, 2020, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 66.5% of our outstanding common stock. As a result, these stockholders will be able to significantly influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

•being permitted to provide only two (2) years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
•not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act;
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
We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, or December 31, 2025, (b) in which we have total annual gross revenues of $1.07 billion or more, or (c) in which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our outstanding common stock held by non-affiliates exceeds $700 million as of last business day of our most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three (3) years.
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
In addition, Section 203 of the General Corporation Law of the State of Delaware, or the DGCL, prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three (3) years has owned, 15% of our voting stock, for a period of three (3) years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.
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
These new rules and regulations may make it more expensive for us to obtain director and officer liability insurance and, in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers. By disclosing information in filings required of us as a public company, our business and financial condition will continue to become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If those claims are successful, our business could be seriously harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and seriously harm our business.
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
We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an emerging growth company for up to five (5) years from the date of our IPO. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our principal executive office is located at 530 Seventh Avenue, Suite 2201, New York, New York, 10018, where we lease approximately 4,800 square feet of office space under a lease that terminates on June 30, 2023. We also occupy approximately 11,100 square feet and 2,300 square feet of office and laboratory space in San Diego, California, under leases that expire June 21, 2022 and February 28, 2022, respectively. In September 2020, we entered into a new lease for approximately 118,000 square feet of office and laboratory space in San Diego, California. The term of the lease is expected to begin on November 1, 2021. In March 2021, we entered into a lease for approximately 31,362 square feet of office space in New York, New York. See "Other Information - New York Office Lease" in Part II, Item 9B of this Annual Report on From 10-K. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
On April 3, 2020, our common stock began trading on the Nasdaq Global Market under the symbol “ZNTL.” Prior to that time, there was no public market for our common stock.
Holders
As of March 24, 2021, there were approximately 24 holders of record of our common stock.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments.
Recent Sales of Unregistered Securities
Other than as disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, the Company did not sell any equity securities during the year ended December 31, 2020 that were not registered under the Securities Act.
Use of Proceeds
April 7, 2020, we completed our IPO and issued and sold 10,557,000 shares of our common stock (including 1,377,000 shares of our common stock in connection with the full exercise of the underwriters’ option to purchase additional shares) at a price to the public of $18.00 per share.
As of December 31, 2020, net proceeds of approximately $172.4 million from our IPO have been invested in investment grade, interest-bearing instruments. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated April 2, 2020, filed with the SEC pursuant to Rule 424(b) relating to our registration statement on Form S-1 (Registration No. 333-236959), as amended, filed in connection with our IPO.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of financial condition and operating results together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. As a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report on 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below. A discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018 has been reported previously in our final prospectus, dated July 29, 2020, filed with the SEC pursuant to Rule 424(b)(4) (File No. 333-240115), under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Overview
We are a clinical-stage biopharmaceutical company focused on discovering and developing small molecule therapeutics targeting fundamental biological pathways of cancers. We use our highly efficient drug discovery engine, which we refer to as our “Integrated Discovery Engine”, to identify targets and develop small molecule new chemical entities, or NCEs, with properties that we believe could result in potentially differentiated product profiles. Our discovery engine combines our extensive experience and capabilities across cancer biology and medicinal chemistry. We are developing a broad pipeline of product candidates with an initial focus on validated oncology targets with the potential to address large patient populations. We believe our product candidates are differentiated from current programs targeting similar pathways and have the potential to significantly impact the lives of patients with cancer.
ZN-c5—Our lead product candidate, ZN-c5, is an oral selective estrogen receptor degrader, or SERD, currently in a Phase 1/2 clinical trial for the treatment of estrogen receptor-positive, human epidermal growth factor receptor 2-negative, or ER+/HER2-, advanced or metastatic breast cancer. We have designed ZN-c5 to have high potency and selectivity, as well as favorable tolerability and pharmacokinetic, or PK, properties. We intend to initiate the Phase 2 monotherapy and combination (with palbociclib) portions of this Phase 1/2 trial in the first half of 2021. In addition, we initiated a Phase 1b open label, multi-center trial evaluating ZN-c5 in combination with abemaciclib (marketed as Verzenio ® by Lilly) in patients with ER+/HER2- advanced or metastatic breast cancer in November 2020 as part of a clinical research collaboration with Lilly. Abemaciclib is a CDK 4/6 inhibitor FDA approved for the treatment of hormone receptor-positive, human epidermal growth factor receptor 2-negative, or HR+/HER2-, advanced or metastatic breast cancer in combination with fulvestrant, aromatase inhibitors or as a single agent in certain patients with disease progression following treatment with prior endocrine therapy or chemotherapy regimens. We also intend to initiate, subject to feedback from the FDA, a Phase 2/3 clinical trial evaluating ZN-c5 in earlier stage breast cancer patients in 2021 and to initiate a Phase 1b clinical trial evaluating ZN-c5 in combination with ZN-d5, our BCL-2 inhibitor product candidate, in patients with ER+/HER2- breast cancer in 2021.
ZN-c3—Our lead product candidate ZN-c3, an inhibitor of WEE1, a protein tyrosine kinase, currently in a Phase 1 clinical trial for the treatment of advanced solid tumors and in a phase 1b in combination with chemotherapy in patients with advanced ovarian cancer. We plan to report initial results from the Phase 1 portion of the ongoing trial of ZN-c3 at the AACR Annual Meeting in April 2021. In addition, we initiated a Phase 1b clinical trial evaluating ZN-c3 in combination with chemotherapy in patients with advanced ovarian cancer in the October 2020 and plan to initiate a Phase 2 trial evaluating ZN-c3 as monotherapy in patients with uterine serous carcinoma, or USC, in 2021. USC comprises 10%, and has the highest mortality rate, of all endometrial cancers, with approximately 6,000 new cases and 4,500 deaths in the United States per year. We continue to actively evaluate other potential combinations for the future clinical development of ZN-c3, and intend to initiate two (2) additional Phase 1 clinical trials evaluating ZN-c3 in combination with chemotherapy and PARP inhibitor in ovarian cancer and other targeted indications in 2021.
ZN-d5—Our other product candidate ZN-d5 is a selective inhibitor of B-cell lymphoma 2, or BCL-2, initially in development for the treatment of hematological malignancies. We initiated a Phase 1 clinical trial of ZN-d5 in patients with acute myeloid leukemia, or AML, or B-cell lymphoma in October 2021. In addition, we intend to initiate a Phase 1b clinical trial evaluating ZN-d5 in combination with ZN-c5, our oral SERD product candidate in patients with ER+/HER2- breast cancer in 2021.
ZN-e4— ZN-e4 is an irreversible inhibitor of epidermal growth factor receptor, or EGFR, currently in a Phase 1/2 clinical trial for the treatment of advanced non-small cell lung cancer, or NSCLC. We expect to report initial results from the Phase 1 portion of the ongoing trial of ZN-e4 in 2021
We currently own worldwide development and commercialization rights to each of our product candidates, other than in select Asian countries (including China) for each of ZN-c5, ZN-c3 and ZN-d5, for which we have out-licensed these rights to our majority-owned joint venture, Zentera Therapeutics (Cayman), Ltd., or Zentera, and for ZN-e4 for which we have out-licensed these rights to SciClone Pharmaceuticals International (Cayman) Development Ltd. Zentera submitted an investigational new drug application, or IND, in China for ZN-c5 in December 2020, for ZN-c3 in February 2021 and intends to submit for ZN-d5 in 2021.
Other Preclinical Programs—We are also currently advancing multiple small molecule programs in preclinical development for other cancer indications, including select solid tumors and hematological malignancies. We are now in lead optimization for our fifth product candidate and plan to submit an IND to the FDA in 2021.
Since our inception, our operations have been limited to organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product pipeline. We do not have any products approved for commercial sale and have not generated any revenues from product sales. In April 2020, we completed our IPO and issued and sold approximately 10.6 million shares of our common stock at a public offering price of $18.00 per share, including approximately 1.4 million shares in connection with the full exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $172.4 million, after deducting underwriting discounts and commissions and offering expenses. In August 2020, we completed a follow-on offering of our common stock and issued and sold approximately 4.7 million shares of our common stock at a public offering price of $35.00 per share, including approximately 0.6 million shares in connection with the full exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $155.2 million, after deducting underwriting discounts and commissions and offering expenses.
We had cash, cash equivalents and marketable securities of $338.5 million as of December 31, 2020. We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
Since inception, we have incurred significant operating losses. Our net losses were $118.5 million and $46.4 million for the years ended December 31, 2020 and 2019, respectively. We had an accumulated deficit of $200.8 million as of December 31, 2020. We expect to continue to incur significant expenses and operating losses for the foreseeable future.
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

Impact of COVID-19 Pandemic

We continue to monitor how the COVID-19 pandemic is affecting our employees, business, preclinical studies and clinical trials. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices and limited the number of staff in any given research and development laboratory by operating on rotational schedules. Disruptions caused by the COVID-19 pandemic have resulted in difficulties including delays in initiating new trial sites and certain supply chain activities, suspension of enrollment at some of our existing trial sites, and the incurrence of additional costs as a result of preclinical study and clinical trial delays and adjustments. Limited operations at our laboratory facilities have also resulted in delays in our research-stage programs. As a result, we expect that the COVID-19 pandemic will continue to impact our business, results of operations, clinical development timelines and financial condition. At this time, there is significant uncertainty relating to the trajectory of the COVID-19 pandemic and impact of related responses. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the continued impact on financial markets and the global economy, and the effectiveness of the global response to contain and treat the disease. See “Risk Factors—The outbreak of the COVID-19 pandemic has adversely impacted and we expect will continue to adversely impact our business, including our preclinical studies and clinical trials.” in Part I, Item 1A. of this Annual Report on Form 10-K.

License Agreements and Strategic Collaborations Agreements
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
Under the terms of the Recurium Agreement, we are obligated to make development and regulatory milestone payments, pay royalties for net sales and make sublicensing payments with respect to certain licensed products directed to one of ten specific biological targets, including ZN-c5, ZN-c3 and ZN-e4. We are obligated to make development and regulatory milestone payments for such licensed products of up to $44.5 million. In addition, we are obligated to make milestone payments up to $150,000 for certain licensed products used in animals. We are also obligated to pay royalties on sales of such licensed products at a mid- to high-single digit percentage. In addition, if we choose to sublicense or assign to any third parties our rights under the Recurium Agreement with respect to such licensed products, we must pay to Recurium IP 20% of sublicensing income received in connection with such transaction.
Mayo Foundation for Medical Education and Research
In February 2016, and as amended in April 2017 and December 2017, we entered into an option agreement, or the Mayo Agreement, with Mayo Foundation for Medical Education and Research under which we were granted an exclusive option to obtain a nonexclusive worldwide license to know-how and an exclusive worldwide license to related patent rights created by Mayo under the Mayo Agreement. The Mayo Agreement provided that it will expire on the date of the last to expire of the Mayo patent rights or, if no Mayo patent rights arise, on February 11, 2021. No Mayo patent rights were created under the Mayo Agreement and therefore the agreement expired on February 11, 2021. In consideration for the grant of know-how we provided grants of common stock on the first anniversary and Class A common units on the second and third anniversaries following entry into the Mayo Agreement. As of December 31, 2020, we have granted equity securities which amount to 15,435 shares of common stock under the Mayo Agreement.
SciClone Pharmaceuticals International (Cayman) Development Ltd.
In December 2014, and as amended in December 2016 and December 2017, we entered into a collaboration and license agreement, or the SciClone Agreement, with SciClone Pharmaceuticals International (Cayman) Development Ltd., or SciClone, under which we granted an exclusive license certain intellectual property rights in the People’s Republic of China (including the territories of Macao and Hong Kong), South Korea, Taiwan and Vietnam, or the SciClone Territory, for SciClone to develop and commercialize a licensed product for the treatment or prevention of oncologic diseases and an exclusive option to obtain a similar license for up to two (2) additional licensed products. Under the SciClone Agreement, SciClone is responsible for clinical development activities required in order to obtain regulatory approval in the SciClone Territory. SciClone paid to us a one-time upfront payment of $1.0 million upon entering into the SciClone Agreement, and $4.0 million in aggregate milestone payments. No additional development or commercial milestones or reimbursement for research and development expenses are payable under the SciClone Agreement, as amended. We are entitled to receive a mid-single digit royalty on net sales of licensed products in the SciClone Territory, which royalty is subject to certain reductions in the event that SciClone is unable to achieve certain gross margins or if generic products are sold or if technology covering a licensed product is licensed from a third party. We have also agreed to pay SciClone tiered royalties pursuant to the terms of the SciClone Agreement, the applicable rate of which are determined based on whether a compound is developed to a successful dual IND submission and the costs incurred by SciClone for the development of such product candidate. Following the December 2016 amendment to the SciClone Agreement, SciClone retains the exclusive license to develop and commercialize our EGFR inhibitor product candidate, ZN-e4, in the SciClone Territory, and the exclusive option to obtain an exclusive license to develop up to two (2) specified compounds under the SciClone Agreement for which we submit an IND by providing notice and paying $5 million to us. SciClone’s and our royalty obligations will expire on a licensed product-by-licensed product and country-by-country basis on the later of fifteen years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product in such country.
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
Eli Lilly and Company Clinical Trial Collaboration and Supply Agreement
In July 2020, we entered into a clinical trial collaboration and supply agreement with Eli Lilly and Company, or Lilly, to evaluate the safety, tolerability and efficacy of ZN-c5 in combination with their CDK4/6 inhibitor, abemaciclib, in a Phase 1b open label multi-center clinical trial that we initiated in November 2020. Pursuant to this agreement, we will be responsible for the conduct and cost of the relevant studies. Lilly is obligated to supply abemaciclib for use in the trial, at no cost to us. We are required to provide to Lilly clinical data and other reports at major decision points during the trial and no later than 60 days following completion of the planned Phase 1b clinical trial.
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
Zentera Therapeutics
In May 2020, each of our subsidiaries Zeno Alpha, Inc., K-Group Alpha, Inc. and K-Group Beta, Inc. entered into a collaboration and license agreement with our majority-owned joint venture, Zentera , which we refer to as the Zentera Sublicenses, pursuant to which we collaborate with Zentera on the development and commercialization of ZN-c5, ZN-d5 and ZN-c3, respectively, whether alone or in a licensed product, or the Collaboration Products, in each case for the treatment or prevention of disease, other than for pain, which is referred to as the Zentera Field, in the People’s Republic of China, Macau, Hong Kong and Taiwan, which is referred to as the Zentera Collaboration Territory. Under each Zentera Sublicense, Zentera will lead development, and upon regulatory approval, the commercialization, of the Collaboration Products in the Zentera Collaboration Territory. On May 19, 2020, Zentera issued an aggregate of 60.2% of its issued shares of common stock to Zeno Alpha, Inc., K-Group Alpha, Inc., K-Group Beta, Inc., Zeno Management, Inc. and Zeno Beta, Inc. Anthony Y. Sun, M.D., our President and Chief Executive Officer, serves as Chief Executive Officer and a member of the board of directors of Zentera, and Kevin D. Bunker, Ph.D., our Chief Operating Officer, serves as a member of the board of directors of Zentera.
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
Under the terms of the Zentera Sublicenses, Zentera is responsible for the costs of developing the Collaboration Products in the Zentera Collaboration Territory, and we are responsible for the costs of developing the Collaboration Products outside the Zentera Collaboration Territory, provided that Zentera will reimburse us for a portion of its costs for global data management, pharmacovigilance, safety database management, and chemistry, manufacturing and controls activities with respect to each Collaboration Product. Under the Zentera Sublicenses, we will be eligible to receive future development and regulatory milestones of up to $4.45 million per Collaboration Product. Zentera will pay us royalties on net sales of Collaboration Products in the Zentera Collaboration Territory at a mid- to high-single digit percentage, subject to certain reductions. In addition, if Zentera or its affiliate chooses to sublicense or assign to any third parties its rights under the Zentera Sublicenses with respect to any Collaboration Product, Zentera must pay to us 20% of sublicensing income received by Zentera or its affiliates in connection with such transaction.
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
Research and Development Expenses
Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, and include:

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
The following table summarizes our research and development expenses by product candidate or development program:

	Year Ended December 31,
	2020	2019
	(in thousands)
ZN-c5	$24,013	$9,733
ZN-c3	13,910	6,094
ZN-d5	7,947	4,736
ZN-e4	2,554	3,946
Unallocated research and development expenses	36,477	13,877
Total research and development expenses	$84,901	$38,386
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have a higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase substantially for the foreseeable future and will comprise a larger percentage of our total expenses as we complete our ongoing clinical trials, initiate new clinical trials, continue to discover and develop additional product candidates and prepare regulatory filings for any product candidates that successfully complete clinical development.
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
Income Taxes
Since our inception, we and our corporate subsidiaries have generated cumulative federal, state and foreign net operating loss for which we have not recorded any net tax benefit due to uncertainty around utilizing these tax attributes within their respective carryforward periods.
Net Loss Attributable to Noncontrolling Interest
Since December 21, 2017, the date of our initial investment in Kalyra Pharmaceuticals, Inc., or Kalyra, we have consolidated the financial results of our affiliate, Kalyra. Although we do not have a controlling interest in Kalyra, we determined that Kalyra was a variable interest entity, of which we were the primary beneficiary. For more information on the treatment of Kalyra as a variable interest entity, please see Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations
Comparison of Years Ended December 31, 2020 and 2019
The following table summarizes our results of operations for the years ended December 31, 2020 and 2019, together with the changes in those items in dollars:

	Year Ended December 31,
	2020	2019	Increase (Decrease)
	(in thousands)
Operating Expenses
Research and development	$84,901	$38,386	$46,515
General and administrative	33,886	8,459	25,427
Total operating expenses	118,787	46,845	71,942
Operating loss	(118,787)	(46,845)	(71,942)
Investment and other income (expense), net	683	482	201
Net loss before income taxes	(118,104)	(46,363)	(71,741)
Income tax expense	444	15	429
Net loss	(118,548)	(46,378)	(72,170)
Net loss attributable to noncontrolling interests	(707)	(715)	8
Net loss attributable to Zentalis	$(117,841)	$(45,663)	$(72,178)
Revenue
We did not generate any revenue for the years ended December 31, 2020 and 2019.

Research and Development Expenses
Research and development expenses for the year ended December 31, 2020 were $84.9 million, compared to $38.4 million for the year ended December 31, 2019. The increase of $46.5 million was primarily due to increases in external research and development expenses related to our lead product candidates, as we advanced our Phase 1/2 clinical trials for each of ZN-c5, ZN-c3 and ZN-d5 in 2020. In addition, in 2020, we conducted additional preclinical studies, incurred additional manufacturing costs, and incurred increased costs for study and lab materials. Unallocated research and development expenses increased by $22.7 million primarily due to $14.8 million of additional employee related costs of which $6.4 million was driven by non-cash stock-based compensation from incentive grants and increased headcount to support our platform development, and $3.7 million of facilities and other allocated overhead expenses, $2.2 million of consulting and outside services, $1.3 million of collaboration and licensing related costs and decreased federal grant reimbursements of $0.7 million.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2020 were $33.9 million, compared to $8.5 million during the year ended December 31, 2019. This increase of $25.4 million was primarily attributable to an increase of $22.0 million in employee-related costs, of which $16.1 million was driven by non-cash stock-based compensation from incentive grants issued during the year and increased headcount to support our growth. Professional service fees for legal services increased $2.3 million and consulting and other outside services increased $0.9 million to support the increased operations of the organization. Insurance costs increased by $2.1 million related to operating as a public company.
Investment and Other Income, Net
Investment and other income was $0.7 million for the year ended December 31, 2020, compared to $0.5 million for the year ended December 31, 2019. The increase of $0.2 million was the result of interest earned on higher invested cash balances.
Net Loss
Net loss was $118.5 million for the year ended December 31, 2020, compared to $46.4 million for the year ended December 31, 2019. The increase of $72.1 million was primarily the result of the increases in research and development and general and administrative expenses discussed above.
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
As a result, we will need to raise substantial additional capital to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we plan to finance our operations through the sale of equity, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of the economic downturn and ongoing uncertainty related to the COVID-19 pandemic. The COVID-19 pandemic could adversely affect the economies and financial markets of the global economy, resulting in an economic downturn that could also affect our operations, our ability to conduct our clinical trials, our ability to raise additional funds through public offerings and the volatility of our stock price and trading in our stock. Even after the COVID-19 pandemic has subsided, we expect we will continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. If we are unable to secure adequate additional funding as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates or delay our pursuit of potential in-licenses or acquisitions.
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
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity securities. From inception through December 31, 2020, we raised a total of $518.1 million in gross proceeds from the sale of shares of our common stock and Series A, B and C convertible preferred units. As of December 31, 2020, we had $55.0 million in cash and cash equivalents, $283.6 million in marketable securities, and an accumulated deficit of $200.8 million. We had no indebtedness as of December 31, 2020.
On April 7, 2020, we completed our IPO and issued and sold approximately 10.6 million shares of our common stock, including approximately 1.4 million shares in connection with the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $18.00 per share, resulting in net proceeds of approximately $172.4 million, after deducting the underwriting discounts and commissions and offering expenses payable by us.
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

Cash Flows
The following table summarizes our sources and uses of cash for the period presented:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(86,825)	$(39,143)
Net cash used in investing activities	(284,832)	(352)
Net cash provided by financing activities	360,439	81,830
Increase/(decrease) in cash, cash equivalents and restricted cash	$(11,218)	$42,335
Operating Activities
We have incurred losses since inception. Net cash used in operating activities for the year ended December 31, 2020 was $86.8 million, consisting primarily of our net loss of $118.5 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses, and partially offset by changes in operating assets and liabilities of $7.8 million and non-cash adjustments of $23.9 million.
Net cash used in operating activities for the year ended December 31, 2019 was $39.1 million, consisting primarily of our net loss of $46.4 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses, and partially offset by changes in operating assets and liabilities of $6.5 million and non-cash adjustments of $0.7 million.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2020 was $284.8 million was attributable to the net investment of excess cash of $284.1 million and the purchases of property and equipment of $0.8 million.
Net cash used in investing activities for the year ended December 31, 2019 was $0.4 million consisting of purchases of property and equipment.
Financing Activities

Net cash provided by financing activities in the year ended December 31, 2020 of $360.4 million relates to net proceeds from the completion of our initial public offering of $172.5 million, net proceeds from our follow-on offering of $155.9 million, net proceeds from the issuance of our Series C convertible preferred units of $14.2 million, and contributions from noncontrolling interest owners of $18.4 million.
Net cash provided by financing activities in the year ended December 31, 2019 of $81.8 million primarily relates to net proceeds from the issuance of our Series C convertible preferred units.
Funding Requirements
Our operating expenses have increased substantially in 2020 and are expected to increase substantially in the future in connection with our ongoing activities.
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
We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
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
In addition, the magnitude and duration of the COVID-19 pandemic and its impact on our liquidity and future funding requirements is uncertain as the pandemic continues to evolve globally. We have considered and will continue to consider the availability of relief provided by such legislative actions as the Families First Act and the CARES Act, and have opted to pursue certain, but not all measures including the deferral of employer payroll taxes, but not including Payroll Protection Plan loans. See “Impact of COVID-19 Pandemic” and “Risk Factors". The outbreak of the novel coronavirus disease, COVID-19, has adversely impacted and we expect will continue to adversely impact our business, including our preclinical studies and clinical trials.
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

Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements.

Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in more detail in the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Goodwill
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions
Our goodwill represents the excess of the cost over the fair value of net assets acquired from its business combination. The determination of the value of goodwill and intangible assets arising from business combinations and asset acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of net tangible assets and intangible assets acquired. Goodwill is reviewed for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment.

During the impairment review process, we consider qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount, including goodwill. If we determine that it is not more likely than not that the fair value of our reporting unit is less than the carrying amount, then no additional assessment is deemed necessary. Otherwise, we proceed to compare the estimated fair values of the reporting units with the carrying values, including goodwill. If the carrying amounts of the reporting units exceed the fair value, we record an impairment loss based on the difference.

We use available market information and valuation methodologies using estimates to determine the fair values of the goodwill. We base our estimates on the best information available at the time and available market information may vary. If we over estimate the fair value of the goodwill, our actual impairment charge may differ from our estimates.

In-Process Research and Development
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions
Intangible assets acquired in a business combination that are used for IPR&D activities are considered indefinite lived until the completion or abandonment of the associated research and development efforts. We assess the carrying value of our IPR&D assets at least annually, or more frequently if an event occurs indicating the potential for impairment, which requires us to make assumptions and judgements regarding the future cash flows of these assets.	During the impairment review process, the fair value of the IPR&D is determined by a combination of third-party sources and forecasted discounted cash flows. If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets.	If our third party sources and forecasted cash flows differ materially from actual future operating results, our actual impairment change may differ from our estimates.

Research and Development Expenses - Clinical Trial Accruals
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions
All of our clinical trials have been executed with support from contract research organizations, (CROs), and other vendors. We accrue costs for clinical trial activities performed by CROs and other vendors based upon the estimated amount of work completed on each trial.	For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, the activities to be performed for each patient, the number of active clinical sites, and the duration for which the patients will be enrolled in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence with CROs and review of contractual terms.
We base our estimates on the best information available at the time. However, additional information may become available to us, which may allow us to make a more accurate estimate in future periods. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. There were no such significant changes during the years ended December 31, 2020 or 2019.

Share-Based Payments
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions
The Company maintains a Stock Incentive Plan, which provides for share-based payment awards, including stock options, restricted stock and performance awards. We determine the fair value of our stock option awards and performance awards at the date of grant using a Black-Scholes model. We determine the fair value of our restricted stock awards at the date of grant using the closing market value of our common stock on the date of grant.	Option-pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future volatility of our stock price, expected dividend yield and future employee stock option exercise behaviors. Changes in these assumptions can materially affect the fair value estimate.

Our performance awards require management to make assumptions regarding the likelihood of achieving long-term Company goals.	We do not currently believe there is a reasonable likelihood that there will be a material change in estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

If actual results are not consistent with the assumptions used, the share-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the share-based compensation. A 10% change in our share-based compensation expense for the year ended December 31, 2020, would have affected pre-tax earnings by approximately $2.3 million in 2020.

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
We will remain an “emerging growth company” until the earliest to occur of (1) the last day of the fiscal year in which our annual gross revenue is $1.07 billion or more, (2) the last day of 2025, (3) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter; and (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during any three-year period.

Recent Accounting Pronouncements
See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on certain accounting standards that have been adopted during 2020 or that have not yet been required to be implemented and may be applicable to our future operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash and cash equivalents of $55.0 million and $67.2 million as of December 31, 2020 and 2019, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

Item 8. Financial Statements and Supplementary Data.
    The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
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
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.
Management’s Annual Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
New York Office Lease
On March 24, 2021, we entered into a lease (the “Lease”) with ESRT 1359 BROADWAY, L.L.C. (the “Landlord”), pursuant to which we agreed to lease an aggregate of approximately 31,362 rentable square feet of office space located at 1359 Broadway, New York, New York 10018 (the “Premises”).

The term of the Lease commences on the date of the Landlord’s notification to Zentalis that the Landlord’s improvements are substantially complete and lasts for a period of ten (10) years. The term of the Lease is estimated to begin in November 2021 and we intend to move our principal executive offices to this location at that time. The Lease provides that base rent for the Premises will be approximately $1.9 million per annum, or approximately $162,000 per month, for the first five years of the term of the Lease. The base rent for the Premises will be approximately $2.1 million per annum, or approximately $175,000 per month, for the period commencing on the sixth anniversary of the commencement of the lease period through and including the expiration date. Rent payments under the Lease will be due on the first day of each month throughout the term. Notwithstanding the foregoing, in the event that no default has occurred and the Lease is continuing, we are entitled to an abatement of the first 90 days of base rent in each of the first, second, third and fourth years of the Lease term, in the aggregate amount of approximately $1.9 million. We have the right to terminate the lease after the eighth anniversary of the commencement of the lease term, upon 12 full calendar months’ written notice prior to the such date. Pursuant to the Lease, we have delivered a letter of credit to the Landlord in the amount of approximately $1.9 million. The Lease contains customary representations and warranties, covenants, obligations and indemnities in favor of either party.

The foregoing description of the Lease does not purport to be complete and is qualified in its entirety by reference to the full Lease, a copy of which is attached as Exhibit 10.12 to this Annual Report on Form 10-K.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Director Biographical Information
Biographical information concerning each of our directors is set forth below:

Name	Age	Position(s)
Anthony Y. Sun, M.D	48	President, Chief Executive Officer and Executive Chairman
David M. Johnson	55	Lead Director
Kimberly Blackwell, M.D.	51	Director
Cam S. Gallagher	51	Director
Enoch Kariuki, Pharm.D.	39	Director
Karan S. Takhar	29	Director
Anthony Y. Sun, M.D., has served as our President and Chief Executive Officer and a member of our board of directors since 2014. From 2002 to 2015, Dr. Sun served in a variety of positions, including at Perseus-Soros BioPharmaceutical Fund and most recently as partner at Aisling Capital, a private equity firm dedicated to investing in life sciences companies. Dr. Sun currently serves on the board of directors of Immusoft Corporation, a pre-clinical gene therapy company, and Eyenovia, a public ophthalmic biopharmaceutical company. Dr. Sun received a B.S. in Electrical Engineering from Cornell University, an M.D. from Temple University School of Medicine, and an M.B.A from The Wharton School at the University of Pennsylvania. Dr. Sun trained in internal medicine at the Hospital of the University of Pennsylvania and was board certified in Internal Medicine. We believe Dr. Sun’s extensive experience in the life sciences industry as an M.D., investor and executive and his extensive understanding of our business, operations and strategy qualify him to serve on our board of directors.
David M. Johnson has served as a member of our board of directors since January 2020 and as our Lead Director since April 2020. Mr. Johnson served as Chief Executive Officer of VelosBio, a clinical stage, venture backed biopharmaceutical company, from co-founding the company in 2017 until its acquisition by Merck & Co., Inc. in January 2021. From 2013 to 2016, Mr. Johnson was with Acerta Pharma, an oncology focused pharmaceutical company, where he rose to Chief Executive Officer leading the company through the required growth to advance acalabrutinib from early to late-stage global clinical development. His tenure at Acerta culminated in the execution of a strategic transaction with AstraZeneca valued at up to $7 billion. Prior to joining Acerta Pharma, he held various roles with increasing responsibilities within clinical development, medical affairs, pipeline development and commercial at a number of biopharmaceutical and healthcare companies, including Calistoga Pharmaceuticals, Gloucester Pharmaceuticals, Millennium Pharmaceuticals, Immunex and Hoffman-La Roche. Mr. Johnson earned his bachelor’s degree in economics from Indiana University. We believe Mr. Johnson’s extensive expertise in the life sciences industry as an experienced executive of clinical stage companies qualifies him to serve on our board of directors.
Kimberly Blackwell, M.D., has served as a member of our board of directors since July 2020. Dr. Blackwell currently serves as the Chief Medical Officer of Tempus Labs, a technology company advancing precision medicine through the practical application of artificial intelligence in healthcare, a position she has held since March 2020. From 2018 to 2020, Dr. Blackwell served as the Vice President of Early Stage Oncology and Immuno-oncology at Eli Lilly, where she led clinical teams advancing early phase therapeutics. From 2000 to 2018, Dr. Blackwell was a professor at Duke University where she oversaw the women’s cancer program. Dr. Blackwell received an M.D. from Mayo Clinic Medical School and a B.S. in Bioethics from Duke University. We believe Dr. Blackwell’s extensive experience in life sciences, including advancing oncology in academic and commercial institutions and in preclinical and clinical settings, qualifies her to serve on our board of directors.
Cam S. Gallagher has served as a member of our board of directors since December 2014. Mr. Gallagher currently serves as the Chief Business Officer at Immusoft Corporation, a preclinical gene therapy company, a position he has held since April 2018. From 2016 to 2019, Mr. Gallagher served as the Head of Corporate Development at Oncternal Therapeutics, Inc., a clinical-stage oncology biotechnology company, and from 2014 to 2016, Mr. Gallagher served as Chief Business Officer at Retrosense Therapeutics, LLC, a gene therapy company. Mr. Gallagher served on the board of directors of Sorrento Therapeutics, Inc., a clinical stage biopharmaceutical company developing therapies to treat malignant cancers, from September 2012 to August 2014, and on the board of directors of Oncternal Therapeutics, Inc., a clinical-stage oncology biotechnology company, from October 2016 to June 2019. Mr. Gallagher received an M.B.A. from the University of San Diego and a B.S. in Business Administration from Ohio University. We believe Mr. Gallagher’s deep operational and transactional experience and expertise in the life sciences industry qualifies him to serve on our board of directors.
Enoch Kariuki, Pharm. D., has served as a member of our board of directors since February 2021. Dr. Kariuki currently serves as a member of the board of directors and audit chair at Imago Biosciences, Inc. Previously, Dr. Kariuki served as Chief Financial Officer of VelosBio, a clinical stage, venture backed biopharmaceutical company, from July 2020 until its acquisition by Merck in January 2021. From June 2018 to February 2020, Dr. Kariuki served as SVP, Corporate Development at Synthorx,

Inc., a publicly traded clinical-stage biotechnology company, which was acquired by Sanofi, and from 2014 to April 2018, Dr. Kariuki served as VP at H.I.G. Capital, a private equity and alternative assets investment firm. Dr. Kariuki received an M.B.A. from the Tuck School of Business at Dartmouth College and a Pharm D. from Texas Southern University. We believe Dr. Kariuki’s experience as a senior financial executive with both large and small commercial and clinical stage companies in the life sciences industry qualifies him to serve on our board of directors.
Karan S. Takhar has served as a member of our board of directors since December 2017. Since 2013, Mr. Takhar has served in a variety of positions, most recently as Managing Director and head of Life Sciences investing, at Matrix Capital Management Company, L.P., an investment fund focused on technology and life sciences. Mr. Takhar currently serves on the board of numerous private companies, including Aura Biosciences, Encoded Therapeutics, ElevateBio, Palleon Pharmaceuticals, and Kalyra Pharmaceuticals, Inc. Mr. Takhar received a B.S. in Economics and Mathematics from the Massachusetts Institute of Technology. We believe Mr. Takhar’s broad operational and transactional experience as an investor in the life sciences industry qualifies him to serve on our board of directors.
Information about our Executive Officers
Biographical information concerning each of our executive officers is set forth below:

Name	Age	Position(s)
Anthony Y. Sun, M.D.	48	President, Chief Executive Officer and Executive Chairman
Melissa B. Epperly	43	Chief Financial Officer
Kevin D. Bunker, Ph.D.	48	Chief Operating Officer
Alexis Pinto, J.D.	54	Chief Legal Officer
Dimitris Voliotis, M.D.	57	Senior Vice President, Clinical Development
Information concerning Anthony Y. Sun, M.D., our President and Chief Executive Officer, may be found above in the section entitled “Director Biographical Information.”
Melissa B. Epperly has served as our Chief Financial Officer since September 2019. From June 2018 to August 2019, Ms. Epperly served as Chief Financial Officer at PsiOxus Therapeutics, a clinical-stage gene therapy cancer company, where she led the company’s financial operations. Prior to joining PsiOxus, Ms. Epperly served as Chief Financial Officer and head of Business Development at R-Pharm US, a commercial-stage oncology company, from October 2015 to June 2018, where she led the company’s financial operations and business development activities. From 2012 to 2015, Ms. Epperly served as a Director at Anchorage Capital Group, a credit-focused hedge fund. Previously, Ms. Epperly was a Vice President at Goldman Sachs in equity research in New York and London, a management consultant with Bain & Company, and a healthcare investment banker at Morgan Stanley. Ms. Epperly received an M.B.A. from Harvard Business School and a B.A. in Biochemistry and Economics from the University of Virginia.

Kevin Bunker, Ph.D., has served as our Chief Operating Officer since 2015. Dr. Bunker also currently serves as Chief Scientific/Operations Officer of Kalyra Pharmaceuticals, Inc., or Kalyra, a small-molecule drug discovery and development company, a position he has held since founding the company in 2011. Dr. Bunker also currently serves as a member of the board of directors of Kalyra. Prior to founding Kalyra, from 2006 to 2011, Dr. Bunker was part of the medicinal chemistry department at Pfizer, including as a Senior Scientist, where he made meaningful contributions to Pfizer’s drug discovery research group in La Jolla, California. Dr. Bunker received his B.S. in chemistry from Arizona State University and his PhD in organic chemistry from the University of California, San Diego. He also held a post-doctorate position as a research associate at The Scripps Research Institute under the direction of Professor Dale Boger.

Alexis Pinto, J.D., has served as our Chief Legal Officer since August 2020. She most recently served as Corporate Vice President & Corporate Secretary at Celgene Corporation, a pharmaceutical company, from 2015 to 2020. Prior to joining Celgene, Ms. Pinto served as Managing Counsel of Corporate Transactions at Merck & Co., Inc., a multinational pharmaceutical company, from 1997 to 2015. Over her 18-year tenure at Merck, Ms. Pinto held numerous positions of increasing responsibility and scope, starting out as a labor and employment attorney and progressing into licensing, vaccines, mergers and acquisitions and business development roles. She began her career as an Associate at Paul, Hastings, Janofsky & Walker LLP in the Corporate and Employment Law Departments. Ms. Pinto earned her J.D. from the University of Virginia School of Law and her BA from the University of Virginia, where she graduated magna cum laude. She is a member of both the New York State Bar and the New Jersey State Bar.

Dimitris Voliotis, M.D., has served as our Senior Vice President of Clinical Development since March 2020. Prior to joining us, Dr. Voliotis was Chief Development Officer at CureVac AG, a biopharmaceutical company that develops therapies based on messenger RNA, a position he held beginning in January 2019. At CureVac AG, Dr. Voliotis oversaw preclinical and clinical development activities for prophylactic vaccines, rare diseases/molecular therapies and oncology. From January 2016 to

January 2019, Dr. Voliotis served as Senior Vice President and Head of Global Clinical Development in the Oncology Business Group at Eisai US, a pharmaceutical company focused on therapeutic areas of oncology and neurology. At Eisai, Dr. Voliotis served as Vice President, Therapeutic Area Head and Head of Global Clinical Research Oncology from 2014 to 2016. Prior to joining Eisai, Dr. Voliotis served in various leadership positions at Bayer Healthcare from 2001 to 2014, including most recently as Vice President and Head of Global Development Specialty Medicine/Oncology. Dr. Voliotis received his M.D. from the University of Cologne Medical School and is board certified in Medical Oncology & Hematology and Internal Medicine.
Code of Business Conduct and Ethics
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of our code of business conduct and ethics is available under the Corporate Governance section of our investor relations website at ir.zentalis.com. In addition, we intend to post on our website all disclosures that are required by law or the Nasdaq rules concerning any amendments to, or waivers from, any provision of the code. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider our website to be a part of this Annual Report on Form 10‑K.
Other
The remaining information required by this item will be included under the headings “Election of Directors,” “Corporate Governance,” and “Delinquent Section 16(a) Reports” (if applicable) in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

Item 11. Executive Compensation.
The information required by this item will be included under the headings "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" (if applicable) in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included under the headings "Certain Relationships and Related Person Transactions," "Corporate Governance" and "Director Independence" in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
The information required by this item will be included under the heading "Principal Accountant Fees and Services" in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements.
The following documents are included on pages F-1 through F-31 attached hereto and are filed as part of this Annual Report on Form 10-K.
Index to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.
All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

2.1	Plan of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.1	05/15/2020
2.2	Certificate of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.2	05/15/2020
3.1	Certificate of Incorporation of Zentalis Pharmaceuticals, Inc.	S-8	333-237593	4.1	04/07/2020
3.2	Bylaws of Zentalis Pharmaceuticals, Inc.	8-K	001-39263	3.1	03/19/2021
3.3	Second Amended and Restated Limited Liability Company Agreement of Zentalis Pharmaceuticals, LLC	S-1	333-236959	3.3	03/06/2020
4.1	Amended and Restated Investors’ Rights Agreement, dated as of September 6, 2019, by and among Zeno Pharma, LLC and the investors party thereto	S-1	333-236959	4.1	03/06/2020
4.2	Specimen of Common Stock Certificate evidencing the shares of common stock	S-1	333-236959	4.2	03/06/2020
4.3	Description of Capital Stock					*
10.1#	Zentalis Pharmaceuticals, LLC 2017 Profits Interest Plan, as amended, and form of profit interest award agreement thereunder	S-1	333-236959	10.1	03/06/2020
10.2#	2020 Incentive Award Plan and form of option agreement and restricted stock unit agreement thereunder	S-1/A	333-236959	10.2	03/30/2020
10.3#	Non-Employee Director Compensation Program					*
10.4#	2020 Employee Stock Purchase Plan.	S-8	333-254506	99.1	03/19/2021
10.5#	Form of Conversion Restricted Stock Award Agreement for former Class B Common Unit Holders	S-1/A	333-236959	10.5	03/30/2020

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.6#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-236959	10.6	03/30/2020
10.7	Lease Agreement, dated April 12, 2019, between Zeno Management, Inc. and G&S Realty 1, LLC	S-1	333-236959	10.7	03/06/2020
10.8	Sublease Agreement, dated September 16, 2019, between Zeno Management, Inc. and Lundbeck La Jolla Research Center, Inc.	S-1	333-236959	10.8	03/06/2020
10.9.1	Lease Agreement, dated November 12, 2015, between the Registrant and BMR-Road to the Cure, LP	S-1	333-236959	10.9	03/06/2020
10.9.2	First Amendment to Lease Agreement, dated December 6, 2018, between the Registrant and BMR-Road to the Cure, LP	S-1	333-236959	10.1	03/06/2020
10.10.1	Lease Agreement, dated January 14, 2020, between Zeno Management, Inc. and ARE-SD Region NO. 44, LLC	S-1	333-236959	10.11	03/06/2020
10.10.2	Agreement for Termination of Lease and Voluntary Surrender of Premises, dated July 14, 2020, by and between Zeno Management, Inc. and ARE-SD-Region NO. 44, LLC	S-1/A	333-240115	10.23	07/28/2020
10.11	Lease, effective September 30, 2020, between Zentalis Pharmaceuticals, Inc. and TPSC IX, LLC	8-K	001-39263	10.1	10/02/2020
10.12	Lease, effective March 24, 2021, between Zentalis Pharmaceuticals, Inc. and ESRT 1359 BROADWAY, L.L.C.					*
10.13#	Second Amended and Restated Employment Agreement, effective as of October 1, 2020, between Zeno Management Inc. and Anthony Y. Sun, M.D.	8-K	001-39263	10.2	10/02/2020
10.14#	Amended and Restated Employment Agreement, effective as of October 1, 2020, between Zeno Management, Inc. and Kevin Bunker, Ph.D.	8-K	001-39263	10.3	10/02/2020
10.15#	Amended and Restated Employment Agreement, effective as of October 1, 2020, between Zeno Management Inc. and Melissa Epperly	8-K	001-39263	10.4	10/02/2020
10.16#	Employment Agreement, effective as of July 20, 2020, between Zeno Management, Inc. and Alexis Pinto	10-Q	001-39263	10.7	11/09/2020
10.17#	Employment Agreement, dated March 25, 2020, by and between Zeno Management, Inc. and Dimitris Voliotis, M.D.	S-1/A	333-236959	10.2	03/30/2020
10.18#	Employment Agreement, effective as of October 1, 2020, between Zeno Management, Inc. and Cam Gallagher	10-Q	001-39263	10.6	11/09/2020
10.19.1#	Employment Agreement, dated February 1, 2019, by and between Zeno Management, Inc. and Robert Winkler, M.D.	S-1	333-236959	10.17	03/06/2020
10.19.2#	Release Agreement by and between Zeno Management, Inc. and Robert Winkler, M.D.	S-1	333-240115	10.22	07/27/2020
10.20.1†	Second Amended and Restated License Agreement, dated September 6, 2019, between the Registrant and Recurium IP Holdings, LLC	S-1	333-236959	10.2	03/06/2020

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.20.2†	Greater China Amendment to the Second Amended and Restated License Agreement, dated May 19, 2020, by and between Zeno Management, Inc. and Recurium IP Holdings, LLC	10-Q	001-39263	10.3	08/13/2020
21.1	List of Subsidiaries of Zentalis Pharmaceuticals, Inc.					*
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.
†    Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZENTALIS PHARMACEUTICALS, INC.

Date: March 25, 2021	By:	/s/ Anthony Y. Sun, M.D
Anthony Y. Sun, M.D.
Chief Executive Officer, President and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anthony Y. Sun, M.D.	Chief Executive Officer, President and Executive Chairman (principal executive officer)	March 25, 2021
Anthony Y. Sun, M.D.

/s/ Melissa B. Epperly	Chief Financial Officer (principal financial and accounting officer)	March 25, 2021
Melissa B. Epperly

/s/ David M. Johnson	Lead Director	March 25, 2021
David M. Johnson

/s/ Kimberly Blackwell, M.D.	Director	March 25, 2021
Kimberly Blackwell, M.D.

/s/ Cam S. Gallagher	Director	March 25, 2021
Cam S. Gallagher

/s/ Enoch Kariuki	Director	March 25, 2021
Enoch Kariuki

/s/ Karan S. Takhar	Director	March 25, 2021
Karan S. Takhar

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Zentalis Pharmaceuticals, Inc. (Successor to Zentalis Pharmaceuticals, LLC)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zentalis Pharmaceuticals, Inc. (Successor to Zentalis Pharmaceuticals, LLC) (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in convertible preferred units and members’/stockholders' equity (deficit) and cash flows for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

San Diego, California
March 25, 2021

Zentalis Pharmaceuticals, Inc. (Successor to Zentalis Pharmaceuticals, LLC)
Consolidated Balance Sheets
(In thousands, except unit and share amounts and par value)

	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$54,951	$67,246
Marketable securities, available for sale	283,554	—
Accounts receivable from government grants, net	417	140
Prepaid expenses and other current assets	6,182	1,505
Total current assets	345,104	68,891
Property and equipment, net	1,099	501
Operating lease right-of-use assets	2,520	2,335
Prepaid expenses and other assets	2,976	2,134
Deferred financing costs	—	841
Goodwill	3,736	3,736
In-process research and development	8,800	8,800
Restricted cash	1,320	243
Total assets	$365,555	$87,481
LIABILITIES, CONVERTIBLE PREFERRED UNITS AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$8,661	$4,289
Accrued expenses	19,940	10,608
Total current liabilities	28,601	14,897
Deferred tax liability	2,480	2,463
Other long-term liabilities	1,097	1,700
Total liabilities	32,178	19,060
Commitments and contingencies
Convertible preferred units; Redemption value of $146,944 at December 31, 2019	—	141,706
EQUITY
Class A common units; 20,000,000 units authorized at December 31, 2019; 5,601,478 units issued and outstanding at December 31, 2019	—	709
Class B common units 3,458,522 units authorized at December 31, 2019; 2,670,668 units issued and outstanding at December 31, 2019	—	2,178
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2020	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 41,040,286 shares issued and outstanding at December 31, 2020	41	—
Additional paid-in capital	509,339	—
Accumulated other comprehensive income	36	—
Accumulated deficit	(200,834)	(82,993)
Total stockholders' equity/members' (deficit)	308,582	(80,106)
Noncontrolling interests	24,795	6,821
Total equity (deficit)	333,377	(73,285)
Total liabilities, convertible preferred units and equity (deficit)	$365,555	$87,481
See accompanying notes to consolidated financial statements.

Zentalis Pharmaceuticals, Inc. (Successor to Zentalis Pharmaceuticals, LLC)
Consolidated Statements of Operations
(In thousands, except per unit and per share amounts)

	Year ended December 31,
	2020	2019
Operating Expenses
Research and development	$84,901	$38,386
General and administrative	33,886	8,459
Total operating expenses	118,787	46,845
Operating loss	(118,787)	(46,845)
Other Income (Expense)
Investment and other income (expense), net	683	482
Net loss before income taxes	(118,104)	(46,363)
Income tax expense	444	15
Net loss	(118,548)	(46,378)
Net loss attributable to noncontrolling interests	(707)	(715)
Net loss attributable to Zentalis	$(117,841)	$(45,663)
Net loss per common share outstanding, basic and diluted	$(4.19)	$—
Net loss per Class A common unit outstanding, basic and diluted	$—	$(8.16)
Common shares/units used in computing net loss per share/Class A common unit, basic and diluted	28,113	5,597
See accompanying notes to consolidated financial statements.

Zentalis Pharmaceuticals, Inc. (Successor to Zentalis Pharmaceuticals, LLC)
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year ended December 31,
	2020	2019
Net loss	$(118,548)	$(46,378)
Other comprehensive income:
Unrealized gain on marketable securities, net	36	—
Total comprehensive loss	(118,512)	(46,378)
Comprehensive loss attributable to noncontrolling interests	(707)	(715)
Comprehensive loss attributable to Zentalis	$(117,805)	$(45,663)
See accompanying notes to consolidated financial statements.

Zentalis Pharmaceuticals, Inc. (Successor to Zentalis Pharmaceuticals, LLC)
Consolidated Statements of Changes in Convertible Preferred Units and Members’/Stockholders' Equity (Deficit)
(In thousands)

	Year Ended December 31, 2019
	Zentalis Stockholders
	Convertible Preferred Units		Convertible Preferred Units		Class A Common Units		Class B Common Units		Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	5,103	$59,830	5,594	$672	1,612	$1,598	—	$—	$—	$—	$(37,330)	$7,536	$32,306
Issuance of Series C convertible preferred units at $17.50 per unit net of issuance costs	4,847	81,876	—	—	—	—	—	—	—	—	—	—		—	—
Reclassification of convertible preferred units for contingent liquidation features not within the Company's control	5,103	59,830	(5,103)	(59,830)	—	—	—	—	—	—	—	—	—	—	(59,830)
Issuance of profit interest awards, net	—	—	—	—	—	—	1,059	—	—	—	—	—	—	—	—
Share-based compensation expenses	—	—	—	—	7	37	—	580	—	—	—	—	—	—	617
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	(715)	(715)
Net loss attributable to Zentalis	—	—	—	—	—	—	—	—	—	—	—	—	(45,663)	—	(45,663)
Balance at December 31, 2019	9,950	$141,706	—	$—	5,601	$709	2,671	$2,178	—	$—	$—	$—	$(82,993)	$6,821	$(73,285)

	Year Ended December 31, 2020
	Zentalis Stockholders
	Convertible Preferred Units		Convertible Preferred Units		Class A Common Units		Class B Common Units		Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Balance at December 31, 2019	9,950	$141,706	—	$—	5,601	$709	2,671	$2,178	—	$—	$—	$—	$(82,993)	$6,821	$(73,285)
Issuance of Series C convertible preferred units at $17.50 per unit net of issuance costs	867	14,228	—	—	—	—	—	—	—	—	—	—	—	—	—
Cancellation of profit interest awards, net	—	—	—	—	—	—	(64)	—	—	—	—	—	—	—	—
Issuance of common stock in connection with an initial public offering, net of underwriting discounts, commissions and offering costs	—	—	—	—	—	—	—	—	10,589	11	172,354	—	—	—	172,365
Contributions from noncontrolling interest owners	—	—	—	—	—	—	—	—	—	—	—	—	—	18,424	18,424
Share-based compensation expense	—	—	—	—	—	—	—	329	—	—	22,817	—	—	—	23,146
Conversion of convertible preferred units to common stock	(10,817)	(155,934)	—	—	—	—	—	—	15,011	15	155,919	—	—	—	155,934
Conversion of common and incentive units to common and restricted stock	—	—	—	—	(5,601)	(709)	(2,607)	(2,507)	10,278	10	3,206	—	—	—	—
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions, and offering costs	—	—	—	—	—	—	—	—	4,744	5	155,300	—	—	—	155,305
Issuance of common stock in connection with restricted stock unit vesting	—	—	—	—	—	—	—	—	426	—	—	—	—	—	—
Cancellation of restricted stock awards	—	—	—	—	—	—	—	—	(8)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	36	—	—	36
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(257)	—	—	(450)	(707)
Net loss attributable to Zentalis	—	—	—	—	—	—	—	—	—	—	—	—	(117,841)	—	(117,841)
Balance at December 31, 2020	—	$—	—	$—	—	$—	—	$—	41,040	$41	$509,339	$36	$(200,834)	$24,795	$333,377
See accompanying notes to consolidated financial statements.

Zentalis Pharmaceuticals, Inc. (Successor to Zentalis Pharmaceuticals, LLC)
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019
Operating activities:
Consolidated net loss	$(118,548)	$(46,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	160	111
Share-based compensation	23,146	617
Amortization of premiums on marketable securities, net	556	—
Deferred income taxes	17	—
Changes in operating assets and liabilities:
Accounts receivable	(277)	777
Prepaid expenses and other assets	(5,519)	(1,508)
Accounts payable and accrued liabilities	14,307	7,123
Operating lease right-of-use assets and liabilities, net	(667)	115
Net cash used in operating activities	(86,825)	(39,143)
Investing activities:
Purchases of marketable securities	(400,984)	—
Proceeds from maturities of marketable securities	116,910	—
Purchases of property and equipment	(758)	(352)
Net cash used in investing activities	(284,832)	(352)
Financing activities:
Proceeds from issuance of common stock in initial public offering, net	172,482	—
Contributions from noncontrolling interest owners, net	18,424	—
Proceeds from the issuance of Series C convertible preferred units, net	14,228	81,876
Proceeds from issuance of common stock, net	155,305	—
Deferred financing costs	—	(46)
Net cash provided by financing activities	360,439	81,830
Increase/(decrease) in cash, cash equivalents and restricted cash	(11,218)	42,335
Cash, cash equivalents and restricted cash at beginning of year	67,489	25,154
Cash, cash equivalents and restricted cash at end of year	$56,271	$67,489
Supplemental disclosure of cash flow information:
Income taxes paid	$18	$15
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$300	$1,412
Costs incurred in connection with initial public offering included in accounts payable and accrued expenses	$—	$795
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows for the periods presented:

	Year Ended December 31,
	2020	2019
Cash and cash equivalents	$54,951	$67,246
Restricted cash, non-current	1,320	243
Total cash, cash equivalents and restricted cash reported in the Consolidated Statement of Cash Flows	$56,271	$67,489

See accompanying notes to consolidated financial statements.

Zentalis Pharmaceuticals, Inc. (Successor to Zentalis Pharmaceuticals, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Business
Organization
Zentalis Pharmaceuticals, Inc. (successor to Zentalis Pharmaceuticals, LLC (“Zentalis”, “We” or “the Company”) is a clinical-stage pharmaceutical company focused on discovering and developing clinically differentiated, novel small molecule therapeutics targeting fundamental biological pathways of cancer. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. To date, all of the Company's revenue has been generated in the United States. All of the Company's material tangible assets are held in the United States.
The Company was formed and incorporated in the state of Delaware as Zeno Pharmaceuticals, Inc. on December 23, 2014. Effective November 21, 2017, Zeno Pharma, LLC was formed by the shareholders of Zeno Pharmaceuticals, Inc. On December 21, 2017, Zeno Pharmaceuticals, Inc. became a wholly owned subsidiary of Zeno Pharma, LLC. In connection with this restructuring, the rights and preferences of the Preferred Stock of Zeno Pharmaceuticals, Inc. were exchanged for preferred units with similar rights and preferences of Zeno Pharma, LLC. As part of the restructuring, the employees, consultants and board members of Zeno Pharmaceuticals, Inc. exchanged their equity grants in Zeno Pharmaceuticals, Inc. stock for Class B common units in Zeno Pharma, LLC. Additionally, existing common stockholders of Zeno Pharmaceuticals, Inc. exchanged their common stock for Class A common units in Zeno Pharma, LLC. All exchanges were made on a one-for-one basis. The restructuring was accounted for as a common control transaction. In December 2019, the Company was renamed to Zentalis Pharmaceuticals, LLC. See note 9, Equity and Share-based Compensation, for additional information.
Immediately prior to the effectiveness of the registration statement pertaining to the Company's initial public offering ("IPO") on April 2, 2020, the Company converted from a Delaware limited liability company into a Delaware corporation, and changed its name to Zentalis Pharmaceuticals, Inc. Pursuant to the statutory corporate conversion, all of the outstanding units of Zentalis Pharmaceuticals, LLC converted into shares of common stock of Zentalis Pharmaceuticals, Inc. based upon the value of Zentalis Pharmaceuticals, Inc. at the time of the IPO with a value implied by the price of the shares of common stock sold in the IPO. Based on the IPO price of $18.00 per share, the outstanding converted units converted into 25,288,854 shares of common stock (including 1,160,277 shares of restricted common stock).
On April 7, 2020, the Company completed the IPO in which the Company issued and sold 10,557,000 shares of common stock (including 1,377,000 shares of common stock in connection with the full exercise of the underwriters' option to purchase additional shares) at a public offering price of $18.00 per share. The Company's aggregate gross proceeds from the sale of shares in the IPO, including the sale of shares pursuant to the full exercise of the underwriters' option to purchase additional shares, was $190.0 million before fees and expenses of $17.6 million.
On May 19, 2020, the Company announced the closing of a Series A financing of Zentera Therapeutics, Ltd. ("Zentera"), a majority owned biopharmaceutical company with headquarters in Shanghai, China. Contributions from noncontrolling interest members totaled $20.0 million before issuance costs of $1.6 million. The Company holds 60.2% equity interest in Zentera for purposes of the development and commercialization of ZN-c5, ZN-d5 and ZN-c3 for the treatment or prevention of disease, other than for pain, in the People's Republic of China, Macau, Hong Kong and Taiwan. Two of our executives entered into restricted stock purchase agreements with Zentera. The associated shares vest over four years.
On August 3, 2020, the Company completed a follow-on offering in which the Company issued and sold 4,743,750 shares of common stock (including 618,750 shares of common stock in connection with the full exercise of the underwriters' option to purchase additional shares) at a public offering price of $35.00 per share. The Company's aggregate gross proceeds from the sale of shares in the follow-on offering, including the sale of shares pursuant to the full exercise of the underwriters' option to purchase additional shares, was $166.0 million before fees and expenses of $10.8 million.
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and include our wholly owned subsidiaries, majority-owned or controlled companies, and variable interest entity (“VIE”), Kalyra Pharmaceuticals, Inc. (“Kalyra”), for which we are the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

We evaluate our ownership, contractual and other interests in entities that are not wholly-owned to determine if these entities are VIEs, and, if so, whether we are the primary beneficiary of the VIE. In determining whether we are the primary beneficiary of a VIE and therefore required to consolidate the VIE, we apply a qualitative approach that determines whether we have both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the rights to receive benefits from, the VIE that could potentially be significant to that VIE. On December 21, 2017, the Company acquired a 25% equity interest in Kalyra. Based on our assessment, we concluded that Kalyra is a variable interest entity and we are the primary beneficiary. Prior to the acquisition, Zeno and Kalyra transacted for the delivery of research and development services and support. The financial position and results of operations of Kalyra have been included in the Company’s consolidated financial statements from December 21, 2017, the date we became the primary beneficiary. The liabilities recognized as a result of consolidating Kalyra do not represent additional claims on the Company’s general assets.
We will continuously assess whether we are the primary beneficiary of a VIE, as changes to existing relationships or future transactions may result in the consolidation or deconsolidation of such VIE. During the periods presented, we have not provided any other financial or other support to our VIE that we were not contractually required to provide.
Noncontrolling Interests
The shares third parties own in Kalyra and Zentera represent an interest in their respective equity we do not control. We reflect noncontrolling interest attributable to the other owners in a separate line in our consolidated statements of operations and a separate line within stockholders' equity in our consolidated balance sheets. In addition, we record a noncontrolling interest adjustment to account for equity based compensation in Zentera. This adjustment is a reclassification within stockholders' equity from additional paid-in capital to noncontrolling interest equal to the amount of equity based compensation expense Zentera had recognized.
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
Cash and Cash Equivalents
Cash equivalents are comprised of short-term, highly-liquid investments with maturities of 90 days or less at the date of purchase. As of December 31, 2020 and 2019, our cash equivalents consisted of money market funds and corporate debt securities.
Marketable Securities
Marketable securities are investments with original maturities of more than ninety days from the date of purchase that we have the ability to liquidate to find current operations. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term investments on the accompanying consolidated balance sheets. Marketable securities are considered available-for-sale and are carried at fair value with unrealized gains and losses recorded in other comprehensive income (loss) and included as a separate component of stockholders' equity. The cost of marketable securities is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in investment and other income, net through an allowance account. We use the specific identification method for calculating realized gains and losses on marketable securities sold. Realized gains and losses on marketable securities, if any, are included in investment and other income, net in the consolidated statements of operations.
Restricted Cash
Under the terms of our office leases, we are required to maintain a letter of credit as a security deposit during the term of such leases. At December 31, 2020 and 2019, restricted cash of $1.3 million and $0.2 million, respectively, was pledged as collateral for the letters of credit.

Fair Value of Financial Instruments
The authoritative guidance defines fair value and requires us to establish a framework for measuring fair value and disclosure about fair value measurements using a three-tier approach. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Our financial instruments include cash equivalents, marketable securities, accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision.

The fair value of marketable securities is determined using proprietary valuation models and analytical tools, which utilize market pricing or prices for similar instruments that are both objective and publicly available, such as matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities and bids and offers.

The carrying amount of cash equivalents, account receivable, prepaid expenses and other assets, accounts payable and accrued expenses are generally considered to be representative of their respective values because of the short-term nature of those instruments.
Concentrations of Credit Risk and Sources of Supply
We are subject to credit risk from our portfolios of cash equivalents and marketable securities. We maintain our cash and cash equivalent and marketable securities balances with major commercial banks. Deposits held with the financial institutions exceed the amount of insurance provided on such deposits. We are exposed to credit risk in the event of a default by the financial institutions holding our cash and cash equivalents and marketable securities to the extent recorded on the consolidated balance sheets.We have also established guidelines to limit our exposure to credit risk by diversifying our marketable securities portfolio and placing them in investments with maturities that maintain safety and liquidity.
We rely on third-party manufacturers for the supply of active pharmaceutical ingredients.
Accounts Receivable from Government Grants, Net
Accounts receivable from government grants is recorded at the invoiced amount, is non-interest bearing and is recorded net of allowances for doubtful accounts. We recorded no allowance for doubtful accounts at December 31, 2020 and 2019 as the collectability was reasonably assured.
Property and Equipment, Net
Property and equipment are recorded at cost, less accumulated depreciation and amortization. Equipment is depreciated using the straight-line method over its estimated useful life ranging from three to five years and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Repair and maintenance costs are expensed as incurred.
Leases
We have entered into operating leases for real estate. We determine if an arrangement is a lease at inception and evaluate each lease agreement to determine whether the lease is an operating or finance lease. For leases where we are the lessee, right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Liabilities from operating leases are included in accrued expenses and other long-term liabilities on our consolidated balance sheet. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any prepaid lease payments, lease incentives received, and costs which will be incurred in exiting a lease. Our leases often include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that we will exercise that option. As of December 31, 2020 it is not reasonably certain that these options will be exercised and they are not included within the lease term. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components which are accounted for as a single lease component for all of our leases.
Impairment of Long-Lived Assets
We account for long-lived assets in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. To date, we have not experienced any significant impairment losses.
Goodwill and In-Process Research and Development
Our goodwill, which has an indefinite useful life, represents the excess of the cost over the fair value of net assets acquired from its business combination. The determination of the value of goodwill and intangible assets arising from business combinations and asset acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including capitalized in-process research and development (“IPR&D”).
Intangible assets acquired in a business combination that are used for IPR&D activities are considered indefinite lived until the completion or abandonment of the associated research and development efforts. Upon conclusion of the relevant research and development project, we will amortize the acquired IPR&D over its estimated useful life or expense the acquired IPR&D should the research and development project be unsuccessful with no future alternative use. We base the useful lives and related amortization expense on our estimate of the period that the assets will generate revenues or otherwise be used. We assess the carrying value of our IPR&D assets at least annually, or more frequently if an event occurs indicating the potential for impairment, which requires us to make assumptions and judgements regarding the future cash flows of these assets. If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fair value is determined by a combination of third-party sources and forecasted discounted cash flows.
Goodwill is reviewed for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment. During the impairment review process, we consider qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount, including goodwill. If we determine that it is not more likely than not that the fair value of our reporting unit is less than the carrying amount, then no additional assessment is deemed necessary. Otherwise, we proceed to compare the estimated fair values of the reporting units with the carrying values, including goodwill. If the carrying amounts of the reporting units exceed the fair values, we record an impairment loss based on the difference. We completed our most recent annual evaluation for impairment for goodwill and IPR&D as of December 31, 2020 using the qualitative assessment and determined that no impairment existed, and no charges were recorded.
Research and Development Expenses
Research and development expenses include salaries and benefits, facilities and other overhead expenses, external clinical trial expenses, research related manufacturing services, contract services and other outside expenses. Research and development expenses are charged to operating expenses as incurred when these expenditures relate to our research and development efforts and have no alternative future uses. Reimbursed research and development costs under government grant arrangements are recorded as a reduction to research and development expenses and are recognized in the period in which the related costs are incurred.
We are obligated to make upfront payments upon execution of certain research and development agreements. Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development activities are deferred. Such amounts are recognized as expense as the related goods are delivered or the related services are performed, or such time when we do not expect the goods to be delivered or services to be performed.
Clinical Trial Expenses
We make payments in connection with our clinical trials under contracts with contract research organizations that support conducting and managing clinical trials. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee, unit price or on a time and materials basis. A portion of our obligation to make payments under these contracts depends on factors such as the successful enrollment or treatment of patients or the completion of other clinical trial milestones.
Expenses related to clinical trials are accrued based on our estimates and/or representations from service providers regarding work performed, including actual level of patient enrollment, completion of patient studies and progress of the clinical trials. Other incidental costs related to patient enrollment or treatment are accrued when reasonably certain. If the amounts we are obligated to pay under our clinical trial agreements are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), we adjust our accruals accordingly. Revisions to our contractual payment obligations are charged to expense in the period in which the facts that give rise to the revision become reasonably certain.
Share-Based Compensation
We record share-based compensation expense associated with equity instruments in accordance with the authoritative guidance for stock-based compensation. The cost of employee services received in exchange for an award of an equity instrument is measured at the grant date based on the estimated fair value of the award and is recognized as expense on a straight-line basis over the requisite service period of the award. Share-based compensation expense for an award with a performance condition is recognized when the achievement of such performance condition is determined to be probable. If the outcome of such performance condition is not determined to be probable or is not met, no compensation expense is recognized, and any previously recognized compensation expense is reversed. Forfeitures are recognized as a reduction of share-based compensation expense as they occur.
Income Taxes
Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A provision has been made for income taxes due on taxable income and for the deferred taxes on temporary differences. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Realization of the deferred income tax asset is dependent on gathering sufficient taxable income in future years.
Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the combination of the tax payable for the period and the change during the period in deferred tax assets and liabilities. We follow the accounting guidance on accounting for uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities based on the technical merits of the position.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income is the result of unrealized gains and losses on marketable securities.
Net Loss per Common Share/Class A Common Unit Outstanding
Basic net loss per common share outstanding is computed by dividing net loss, after adjusting for dividends, if declared, by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share outstanding is computed using the weighted-average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential common shares. Potential common shares consist of unvested restricted stock and common shares issuable upon the exercise of stock options.

Adoption and Pending Adoption of Recent Accounting Pronouncements
The following table provides a brief description of recently issued accounting standards, those adopted in the current period and those not yet adopted:

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments.	The Guidance makes improvements to financial instrument guidance, including the current expected credit losses guidance.	January 1, 2020	We have adopted the new guidance as of January 1, 2020. The impact of adoption was not material to the consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments — Equity Securities (Topic 321).	This standard clarifies the interaction between accounting standards related to equity securities (ASC 321), equity method investments (ASC 323), and certain derivatives (ASC 815)	January 1, 2021	We currently do not hold equity securities, have equity method investments or derivatives. We do not believe adoption will have a material impact on our consolidated financial position or results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. In November 2018 and April and May of 2019, the FASB issued additional guidance related to Topic 326.	The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income.	January 1, 2020	We have adopted the new guidance as of January 1, 2020. The impact of adoption was not material to the consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes.	The new guidance is intended to simplify aspects of the accounting for income taxes, including the elimination of certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, among other changes.	January 1, 2020	We have adopted the new guidance as of January 1, 2020. The impact of adoption was not material to the consolidated financial statements.

3. Business Combinations
Kalyra Pharmaceuticals, Inc.
On December 21, 2017, we acquired $4.5 million of Kalyra Pharmaceuticals, Inc.’s Series B Preferred Stock representing a 25% equity interest in Kalyra Pharmaceuticals, Inc. for purposes of entering the analgesics therapeutic research space. The acquisition price was paid entirely in cash.
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
Pursuant with authoritative guidance, we have recorded the identifiable assets, liabilities and noncontrolling interests in the VIE at their fair value upon initial consolidation. The identified goodwill is comprised of the workforce and expected synergies from combining the entities. Total assets and liabilities of Kalyra as of December 31, 2020 and 2019 are as follows (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents	$417	$712
Other current assets	82	21
In-process research and development	8,800	8,800
Goodwill	3,736	3,736
Other long-term assets	—	14
Accounts payable and accrued expenses	83	391
Deferred tax liability	2,463	2,463
Noncontrolling interests	6,705	6,821
The liabilities recognized as a result of consolidating Kalyra do not represent additional claims on our general assets. Pursuant to the authoritative guidance, the equity interest in Kalyra not owned by Zentalis is reported as a noncontrolling interest on our consolidated balance sheets.
The following is a reconciliation of equity (net assets) attributable to the noncontrolling interest (in thousands):

	December 31,
	2020	2019
Noncontrolling interest at beginning of period	$6,821	$7,536
Net loss attributable to noncontrolling interest	(116)	(715)
Noncontrolling interest at end of period	$6,705	$6,821

4. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$147,382	$14	$(8)	$147,388
Corporate debt securities	23,576	1	(6)	23,571
US government agencies	81,455	32	(1)	81,486
US Treasury securities	31,105	4	—	31,109
	$283,518	$51	$(15)	$283,554
As of December 31, 2020, seventeen of our available-for-sale debt securities with a fair market value of $69.5 million were in a gross unrealized loss position of fifteen thousand dollars. When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of December 31, 2020, because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

December 31, 2020
Estimated Fair Value
Due within one year	$247,455
After one but within five years	36,099
$283,554
The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	December 31, 2020			December 31, 2019
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$24,016	$—	$24,016	$62,961	$—	$62,961
Corporate debt securities	—	4,999	4,999	—	—	—
Total cash equivalents:	24,016	4,999	29,015	62,961	—	62,961

Available-for-sale marketable securities:
Commercial paper	—	147,388	147,388	—	—	—
Corporate debt securities	—	23,571	23,571	—	—	—
US government agencies	—	81,486	81,486	—	—	—
US Treasury securities	31,109	—	31,109	—	—	—
Total available-for-sale marketable securities:	31,109	252,445	283,554	—	—	—

Total assets measured at fair value	$55,125	$257,444	$312,569	$62,961	$—	$62,961
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2020. We had no instruments that were classified within Level 3 as of December 31, 2020 or 2019.

5. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following (in thousands):

	December 31,
	2020	2019
Prepaid insurance	$1,021	$150
Prepaid software licenses and maintenance	563	238
Foreign R&D credit refund	692	—
Prepaid research and development expenses	5,963	2,985
Interest receivable	478	—
Other prepaid expenses	441	266
Total prepaid expenses and other current assets	9,158	3,639
Less long-term portion	2,976	2,134
Total prepaid expenses and other assets, current	$6,182	$1,505

6. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2020	2019
Computer and office equipment	$529	$243
Lab equipment	424	401
Leasehold improvements	49	24
Construction in process	347	—
Subtotal	1,349	668
Accumulated depreciation and amortization	(250)	(167)
Property and equipment, net	$1,099	$501
Depreciation and amortization expense was approximately $0.2 million and $0.1 million for the years ended December 31, 2020 and 2019, respectively.

7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2020	2019
Accrued research and development expenses	$11,947	$5,465
Accrued employee expenses	5,649	2,977
Accrued general and administrative expenses	996	1,356
Lease liability	902	781
Income taxes payable	410	—
Other	36	29
Total accrued expenses	$19,940	$10,608

8. Convertible Preferred Units
Series A Convertible Preferred Units
In September 2015, Zeno Pharmaceuticals, Inc. entered into a Series A Preferred Stock Purchase Agreement (the “Series A Preferred Agreement”). Under the terms of the Series A Preferred Agreement, Zeno Pharmaceuticals, Inc. issued 1,293,104 shares of Series A convertible preferred stock at $11.60 per share for gross proceeds of $15.0 million. The net proceeds of this financing were $14.9 million after issuance costs of $0.1 million. In February and March 2016, Zeno Pharmaceuticals, Inc. issued an aggregate of 286,205 additional shares of Series A convertible preferred stock at $11.60 per share for additional gross proceeds of $3.3 million. The issuance costs of this additional financing were approximately thirty-nine thousand dollars. All Series A convertible preferred stock issued and outstanding by Zeno Pharmaceuticals, Inc. was converted into Series A convertible preferred units of Zentalis Pharmaceuticals, LLC in conjunction with the corporate restructuring and merger (see note 9).
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
There were no authorized, issued, and outstanding shares of convertible preferred units at December 31, 2020. The authorized, issued, and outstanding shares of convertible preferred units at December 31, 2019 were as follows (in thousands, unless otherwise noted):

	December 31, 2019
Series	Units Authorized	Shares Issued and Outstanding	Liquidation Value	Carrying Value
Series A convertible preferred units	1,579,309	1,579,309	$18,320	$18,226
Series B convertible preferred units	3,523,739	3,523,739	43,800	41,604
Series C convertible preferred units	5,714,300	4,847,106	84,824	81,876
Total	10,817,348	9,950,154	$146,944	$141,706

During 2019, we reclassified the convertible preferred units to temporary equity because, in conjunction with the Series C convertible preferred units issuance, all units were now deemed to contain contingent liquidation features that are not solely within our control. During the year ended December 31, 2019 and prior to the conversion of convertible preferred units into common stock in conjunction with our IPO on April 2, 2020, we did not adjust the carrying values of the convertible preferred units to the deemed redemption values of such units since a liquidation event was not probable.
Dividends
Dividends are payable if and when declared by the Board of Directors. No dividends were declared prior to the conversion of convertible preferred units into common stock in conjunction with our IPO on April 2, 2020.
Conversion
Each Series A preferred unit, Series B preferred unit and Series C preferred unit was convertible at the option of the holder thereof, at any time after the issuance of such unit, into Class A common units at a conversion price equal to the original purchase price (subject to anti-dilution adjustments, discussed below) which was $11.60, $12.43 and $17.50 per unit, respectively. The convertible preferred units automatically converted at the then applicable conversion rate upon the closing of a firm commitment underwritten public offering of shares of a successor corporations’ common stock, at a public offering price per share of equal to or greater than the Series C original purchase price (as adjusted for any stock splits, stock dividends, combinations or other similar recapitalization) resulting in aggregate gross cash proceeds of at least $75.0 million (a “Qualified IPO”). Additionally, the convertible preferred unit would have automatically converted into common stock, at the then applicable conversion rate, upon written consent of a majority of the then outstanding Series A, Series B and Series C convertible preferred units (voting as a separate class on an as converted to Common Unit basis). In conjunction with our IPO on April 2, 2020, which constituted a Qualified IPO, all convertible preferred units were converted into common stock.
Anti-dilution protection
The holders of the convertible preferred units had proportional anti-dilution protection for unit splits, unit dividends and similar recapitalizations. Subject to certain exclusions, anti-dilution price protection for additional sales of securities by us for consideration per unit less than the applicable conversion price per unit of any series of convertible preferred stock, was on a broad-based weighted average basis.
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
Redemption
The Series A, Series B and Series C convertible preferred units were not redeemable except in the event of certain effected deemed liquidation events. As of immediately prior to the our IPO on April 2, 2020 and December 31, 2019 we had classified convertible preferred units as temporary equity in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities whose redemption is based upon certain change in control events outside of our control, including liquidation, sale or transfer of control of the Company. We did not adjust the carrying value of the convertible preferred units to the deemed redemption values of such units since a liquidation event was not probable.
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
Voting Rights
The holders of all units other than Class B common units that were unvested shall were to vote together as a single class. Each holder of Series A, Series B and Series C convertible preferred units were entitled to the number of votes calculated on an as converted to Class A common unit basis.

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
Class A Common Units

In conjunction with the corporate restructuring in December 2017, 5,187,554 shares of common stock issued and outstanding and 406,831 shares of common stock subject to future vesting provisions of Zeno Pharmaceuticals, Inc. were converted into an equal number of Class A common units of Zentalis Pharmaceuticals, LLC. During the years ended December 31, 2020 and 2019, zero and 7,093 Class A common units were issued. As of December 31, 2020 and 2019, zero and 9,572 Class A common units were subject to future vesting conditions, respectively. In September 2019, the number of authorized Class A common units was increased to 20,000,000.
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
On August 3, 2020, the Company completed a follow-on offering in which the Company issued and sold 4,743,750 shares of common stock (including 618,750 shares of common stock in connection with the full exercise of the underwriters' option to purchase additional shares) at a public offering price of $35.00 per share. The Company's aggregate gross proceeds from the sale of shares in the follow-on offering, including the sale of shares pursuant to the exercise of the underwriters' option to purchase additional shares, was $166.0 million before fees and expenses of $10.8 million.
Share-based Compensation
In the Company’s 2017 Profit Interest Plan ("the Plan") as approved and adopted by the Board of Directors on December 21, 2017, the Company was authorized to issue up to 3,458,522 shares of Class B common units ("profit interest award units"), subject to restrictions as described in the Plan.
In April 2020, the Plan was terminated and the Company’s board of directors adopted, and the Company’s stockholders approved the 2020 Incentive Award Plan ("the 2020 Plan"), which became effective upon the corporate conversion.
The number of common shares available for issuance under the 2020 Plan is the sum of (1) 5,600,000 shares of common stock; plus (2) any shares forfeited from the unvested restricted shares of our common stock issued upon conversion of unvested Class B common units (up to 1,250,000 shares); plus (3) an annual increase on the first day of each fiscal year beginning with the fiscal year ending December 31, 2021 and continuing to, and including, the fiscal year ending December 31, 2030, equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by our board of directors.
In connection with the corporate conversion, each outstanding profits interest award unit was converted into a number of shares of common stock and restricted common stock based upon the IPO price. The restricted common stock issued in respect of profits interest award units continues to be subject to vesting in accordance with the vesting schedule that was applicable to such profits interest award units.
Total share-based compensation expense related to share based awards was comprised of the following (in thousands):

	Year ended December 31,
	2020	2019
Research and development expense	$7,296	$339
General and administrative expense	15,850	278
Total share-based compensation expense	$23,146	$617
Share-based compensation expense by type of share-based award (in thousands):

	Year ended December 31,
	2020	2019
Profits interest award units	$329	$617
Stock options	6,925	—
RSAs and RSUs	15,892	—
	$23,146	$617
Total unrecognized estimated compensation cost by type of award and the weighted average requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	December 31, 2020
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (Years)
Stock options	$45,501	3.5
RSAs	2,197	2.5
RSUs	13,078	1.0
Profits Interest Award Units: The following table provides a summary of the profits interest units award activity under the Plan. The amounts include profits interest units granted to both employees and non-employees:

	Number of Units	Weighted Average Fair Value
Outstanding at December 31, 2018	1,612,311	$1.56
Granted	1,095,545	$2.73
Forfeited	(37,188)	$1.62
Outstanding at December 31, 2019	2,670,668	$2.04
Granted	70,000	$3.06
Cancelled upon conversion	(2,740,668)	$2.07
Outstanding at December 31, 2020	—	$—
The fair value of the profits interest award units was estimated using an option pricing model with the following assumptions:

	Year ended December 31,
	2020	2019
Members’ equity value (in thousands)	$271,207	$197,041 - $271,207
Threshold amounts (in thousands)	$309,824	$143,800 - $309,824
Risk-free rate	1.5%	1.5%
Volatility	75.0%	75.0%
Time to liquidity (in years)	1.1	1.1 - 1.8
Lack of marketability discount	26.5%	18.8% - 26.4%
Grant date fair value	$3.06	$1.88 - $3.06

The Black-Scholes-Merton option pricing model (“Black-Scholes model) was used to estimate the fair value of each profit interest award units on the date of grant. The members’ equity value was based on a recent enterprise valuation analysis performed. The threshold amounts were determined by the Board of Directors at the time of grant. The expected life of the profits interest award units granted during the period presented was determined based on an expected liquidation event under the plan. We applied the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant consistent with the life of the award. The expected volatility was based on a peer group in the industry in which the Company does business consistent with the expected time to liquidity. The dividend yield was set at zero as the underlying security does not and is not expected to pay a dividend. The Finnerty model and the Asian Protective Put Model methods were used to estimate the discount for lack of marketability inherent to the awards.
Stock Options: The following table provides a summary of the stock option activity under the 2020 Plan. The amounts include incentive units granted to both employees and non-employees (in thousands, unless otherwise noted):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	—
Granted	3,137,746
Cancelled	(16,525)
Outstanding at December 31, 2020	3,121,221	$25.45	9.4	$82,691
Vested and expected to vest at December 31, 2020	3,121,221	$25.45	9.4	$82,691
Exercisable at December 31, 2020	42,691	$22.07	9.3	$1,275
The weighted average grant date fair value of stock options granted during the year ended December 31, 2020 was $16.79.
The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company estimates expected volatility based on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company uses the “simplified method” for estimating the expected term of employee options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years). The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not issued any dividends and does not expect to issue dividends over the life of the options. As a result, the Company has estimated the dividend yield to be zero. The fair value of the stock options granted during the year ended December 31, 2020 was determined with the following assumptions:

Year ended December 31,
2020
Expected volatility	76.4% - 78.7%
Average expected term (in years)	1.0 - 6.0
Risk-free interest rate	0.1% - 0.5%
Expected dividend yield	—%
Restricted Stock Awards: RSAs are shares of our common stock subject to forfeiture restrictions that lapse based on the awardee's continued employment or service. The shares covered by a RSA cannot be sold, pledged or otherwise disposed of until the awards vest, and any unvested shares will be forfeited following the awardee's termination of service.
The following table provides a summary of the RSA activity. The amounts include incentive units granted to both employees and non-employees:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	—	$—
Conversion of unvested profit interest award units into RSAs	1,160,277	$2.91
Vested	(409,259)	$2.70
Forfeited	(8,607)	$2.70
Outstanding at December 31, 2020	742,411	$3.03
The fair value of RSAs issued upon conversion of the unvested profit interest award units was based on a Black-Scholes pricing model. The estimated fair value of the RSAs for any future grants will be based on the closing market value of our common stock on the date of grant.
Restricted Stock Units: A RSU is a promise by us to issue a share of our common stock upon vesting of the unit.
The following table provides a summary of the restricted stock unit ("RSU") activity under the 2020 Plan. The amounts include incentive units granted to both employees and non-employees:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	—	$—
Granted	1,145,875	$23.75
Vested	(426,625)	$23.75
Forfeited	(44,493)	$23.75
Outstanding at December 31, 2020	674,757	$23.75
The estimated fair value of the RSUs was based on the closing market value of our common stock on the date of grant.

Employee Stock Purchase Plan
In April 2020, the Company’s board of directors adopted, and the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective upon the corporate conversion. The number of common shares initially available for issuance under the 2020 ESPP was the sum of (1) 450,000 shares of common stock; plus (2) an annual increase on the first day of each fiscal year beginning with the fiscal year ending December 31, 2021 and continuing to, and including, the fiscal year ending December 31, 2030, equal to the least of (a) 1% of the shares of common stock outstanding on the final day of the immediately preceding calendar year, (b) 1,500,000 shares and (c) such smaller number of shares as determined by our board of directors. The 2020 ESPP was amended and restated effective March 15, 2021 to provide for a share reserve of 2,000,000 shares and the elimination of the evergreen provision, subject to stockholder approval.
In April 2020, the Company’s board of directors adopted, and the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective upon the corporate conversion. The number of common shares initially available for issuance under the 2020 ESPP was the sum of (1) 450,000 shares of common stock; plus (2) an annual increase on the first day of each fiscal year beginning with the fiscal year ending December 31, 2021 and continuing to, and including, the fiscal year ending December 31, 2030, equal to the least of (a) 1% of the shares of common stock outstanding on the final day of the immediately preceding calendar year, (b) 1,500,000 shares and (c) such smaller number of shares as determined by our board of directors. The 2020 ESPP was amended and restated effective March 15, 2021 to provide for a share reserve of 2,000,000 shares and the elimination of the evergreen provision, subject to stockholder approval.
10. Commitments and Contingencies
Legal Contingencies
From time to time, we may be involved in various disputes, including lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment and contractual matters. Any of these claims could subject us to costly legal expenses. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary to make the consolidated financial statements not misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in our consolidated financial statements. While we do generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our consolidated results of operations and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. We are currently not a party to any legal proceedings.
Operating Leases
We entered into a non-cancellable operating lease agreement in January 2016 to lease 11,121 square feet of laboratory and office space in San Diego. In December 2018, we entered into an amendment to the lease to extend the term of the agreement through June 2022. The lease is subject to further extension or earlier termination and subject to approximately 3.0% annual increases throughout the term of the lease. We also pay a pro rata share of operating costs, including utilities, maintenance, insurance costs and real property taxes. As part of the amendment, we received incentives in the form of a base rate abatement period.

In April 2019, we entered into a lease for approximately 4,800 square feet of office space in New York, New York. The lease commenced in May 2019 and continues through June 30, 2023. The lease is subject to approximately 3.0% annual increases throughout the term of the lease. We received lease incentives under the agreement, including tenant allowances and a free rent period. We also pay for various operating costs, including utilities and real property taxes. The agreement does not contain a renewal option but does contain an early termination provision.
In August 2019, we entered into a sublease for approximately 2,333 square feet of office space adjacent to the existing laboratory and office space in San Diego, California. The lease commenced in October 2019 and continues through February 2022. The lease is subject to approximately 3.0% annual increases throughout the term of the lease. We also pay for various operating costs, including utilities and real property taxes. The agreement does not contain a renewal option or an early termination provision.
In September 2020, we entered into a lease for approximately 117,929 square feet of laboratory and office space in San Diego. The lease is expected to commence in November 2021 and to continue through June 2032. The lease also included access to a temporary space of 13,251 square feet of laboratory and office space in San Diego. This lease component commenced in November 2020 and is expected to continue through December 2021. The lease is subject to approximately 3.0% annual increases throughout the lease term. We also pay for various operating costs, including utilities and real property. The agreement includes two options to extend the lease for a period of five years each. When we determined our lease term for our operating lease right-of-use assets and lease liabilities for these leases, we did not include the extension options for this lease.
Rent expense recorded by the Company under the leases was approximately $1.1 million and $0.8 million for the years ended December 31, 2020 and 2019, respectively. We paid approximately $1.0 million and $0.7 million of lease payments, respectively, during the years ended December 31, 2020 and 2019.
The following table presents the weighted average remaining lease term and weighted average discount rates related to our operating leases as of December 31, 2020:

Weighted average remaining lease term (in years)	1.8
Weighted average discount rate	10.7%
Approximate annual future minimum operating lease payments as of December 31, 2020 are as follows (in thousands):

Year	Amount
2021	$1,052
2022	1,005
2023	187
Total minimum lease payments:	2,244
Less: imputed interest	245
Total operating lease liabilities	1,999
Less: current portion	902
Lease liability, net of current portion	$1,097
As of December 31, 2020, we have had one additional significant operating lease that had not yet commenced with total minimum lease payments of approximately $85.6 million.

11. Income Taxes
Pretax losses were generated by both domestic and foreign operations as follows (in thousands):

	Year ended December 31,
	2020	2019
U.S. net loss before income taxes	$(112,827)	$(46,363)
Foreign net loss before income taxes	(5,277)	—
Net loss before income taxes	$(118,104)	$(46,363)
The following table presents the current and deferred income tax provision (benefit) for federal and state income taxes (in thousands):

	Year ended December 31,
	2020	2019
Current tax provision:
Federal	$—	$—
State	16	15
Foreign	410	—
Total current tax provision	426	15
Deferred tax provision:
Federal	—	—
State	—	—
Foreign	18	—
Total deferred tax provision	18	—
Total provision for income taxes:	$444	$15
The following table is a reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total provision for income taxes (in thousands):

	Year ended December 31,
	2020		2019
Expected tax at 21%	$(24,802)	21.0%	$(9,730)	21.0%
State income tax, net of federal tax	273	(0.3)%	(3,167)	6.8%
Limited liability company loss	—	—%	4	—%
Non-deductible expenses	—	—%	164	(0.3)%
Research credits	(4,025)	3.4%	(1,424)	3.1%
Share-based compensation	(1,718)	1.5%	—	—%
Other	146	(0.1)%	(2)	—%
Section 162(m) limitations	2,956	(2.5)%	—	—%
Change in valuation allowance	27,614	(23.4)%	14,170	(30.6)%
Provision for income taxes	$444	(0.4)%	$15	0.0%
Deferred income taxes as of the following period reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our net deferred tax asset or liability are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets
Net operating loss	$45,730	$25,053
Compensation	892	148
Share-based compensation	1,691	—
ASC 842 lease liability	425	693
Accrued liabilities	632	1
Research credits	7,528	3,503
Total gross deferred tax assets	56,898	29,398
Valuation allowance	(56,261)	(28,647)
Net deferred tax assets	637	751
Deferred tax liabilities
Depreciable assets	(145)	(97)
ASC 842 right of use asset	(502)	(654)
In-process research and development	(2,463)	(2,463)
Other	(7)	—
Deferred tax liabilities	(3,117)	(3,214)
Net deferred tax liabilities	$(2,480)	$(2,463)
Realization of a portion of our deferred tax assets is dependent upon our generating sufficient taxable income in future years to obtain benefit from the reversal of temporary differences. Management considered all available evidence under existing tax law and anticipated expiration of tax statutes and determined that a valuation allowance of $56.3 million and $28.6 million was required as of December 31, 2020 and 2019, for those deferred tax assets that are not expected to provide future tax benefits.
The acquisition of Kalyra resulted in an allocation of the purchase price to In-process Research and Development (IPR&D). Intangible assets acquired in a business combination that are used for IPR&D activities are considered indefinite lived until the completion or abandonment of the associated research and development efforts. As a result of being treated as an indefinite lived asset, the deferred tax liability is not considered to be a future source of taxable income for purposes of determining the Company’s realizability of definite lived deferred tax assets and the amount of the valuation allowance to record. We have adopted an accounting policy to not consider indefinite lived deferred tax liabilities as a future source of taxable income with respect to determining the realizability of indefinite lived deferred tax assets and the amount of valuation allowance recorded against the deferred asset related to the federal net operating losses generated beginning January 1, 2018 and the California R&D tax credits, which do not expire.
At December 31, 2020, we have federal and state net operating loss ("NOL") carryforwards of approximately $183.0 million and $85.1 million, respectively. The federal NOL carryforwards generated prior to January 1, 2018 begin to expire in 2033. The federal NOL carryforwards generated after 2017 of $162.0 million can be carried forward indefinitely and can be available to offset future taxable income each year. The state NOL carryforwards begin to expire in 2033. At December 31, 2020, the Company has foreign NOL carryforwards related to Chinese operations of approximately $5.8 million that begin to expire in 2025.
At December 31, 2020, we have federal and state research tax credit carryforwards, net of reserves, of approximately $5.2 million and $2.3 million, respectively. The federal credit carryforwards begin to expire in 2033, and the state credit carryforwards do not expire and can be carried forward indefinitely until utilized.
We have not completed a study to determine whether an ownership change per the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions, has occurred. Utilization of our net operating loss and income tax credit carryforwards may be subject to a substantial annual limitation due to ownership changes that may have occurred or that could occur in the future. These ownership changes may limit the amount of the net operating loss and income tax credit carryover that can be utilized annually to offset future taxable income. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.
Uncertain Tax Positions
In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.
The following table reconciles the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Gross unrecognized tax benefits at the beginning of the year	$1,124	$741
Increase related to current year tax positions	661	383
Increase related to prior year tax positions	197	—
Decrease related to prior year tax positions	(50)	—
Gross unrecognized tax benefits at end of the year	$1,932	$1,124
Included in the balance of unrecognized tax benefits at December 31, 2020 is $1.7 million that, if recognized, would not impact our income tax benefit or effective tax rate as long as our deferred tax asset remains subject to a valuation allowance. We do not expect any significant increases or decreases to our unrecognized tax benefits within the next 12 months.
We recognize interest and penalties related to unrecognized tax positions within the income tax expense line in the accompanying consolidated statements of operations. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2020 or 2019.
The Company files federal and state income tax returns in the United States as well as income tax returns in Australia and China. Due to the Company's unutilized NOL carryforwards and credits in the United States, all years remain subject to income tax examination by authorities. The Company's Australian and Chinese tax returns remain subject to income tax examination by the taxing authorities for years beginning 2020. The Company is not currently under examination by federal, state or foreign jurisdictions.
In response to the COVID-19 pandemic, the Coronavirus Act, Relief and Economic Security Act (CARES Act) was signed into law in the U.S. in March 2020. The CARES Act adjusted a number of provisions of the tax code, including the eligibility of certain deductions and the treatment of net operating losses and tax credits. The enactment of the CARES Act did not result in any material adjustments to the Company's income tax provision for the year ended December 31, 2020, or to its deferred tax assets as of December 31, 2020.
California NOL carryforwards for any taxable year beginning on or after January 1, 2020, and before January 1, 2023 for any Corporation with a net business or modified adjusted gross income of more than $1.0 million for the taxable year. The bill also limits business credit utilization to offset a maximum of $5.0 million of California tax, including the California Research Credit. The Company does not expect any material impacts related to this tax law change.

12. Net Loss Per Common Share/Class A Common Unit
Basic and diluted net loss per common share/Class A common unit were calculated as follows (in thousands except per share amounts):

	Year ended December 31,
	2020	2019
Numerator:
Net loss attributable to Zentalis	$(117,841)	$(45,663)
Denominator:
Weighted average number of common shares/Class A common units outstanding, basic and diluted	28,113	5,597
Net loss per common share	$(4.19)	$—
Net loss per Class A common unit	$—	$(8.16)
Our potential and dilutive securities, which include outstanding stock options, unvested RSAs, unvested RSUs and preferred units, have been excluded from the computation of diluted net loss per common share/Class A common unit as the effect would be anti-dilutive. We considered the impact of presenting a separate earnings per unit calculation for Class B common units. However, as earnings and losses are only allocable to Class B common units after the applicable threshold had been met, and such thresholds had not been met for earnings per unit purposes, no losses were allocated to Class B common units.
The following common stock/Class A common unit equivalents have been excluded from the calculations of diluted net loss per common share/Class A common unit because their inclusion would be antidilutive (in thousands).

	Year ended December 31,
	2020	2019
Preferred units, as if converted to Class A common units	—	9,950
Incentive units—Class B common units	—	2,671
Outstanding stock options	3,121	—
Unvested RSAs	742	—
Unvested RSUs	675	—
	4,538	12,621

13. Employee Savings Plan
We have an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate provided that they meet the requirements of the plan. The Company did not begin making matching contributions under the plan until subsequent to December 31, 2020.

14. Related Party Disclosures
Kalyra Pharmaceuticals, Inc.
On December 21, 2017, we acquired 17,307,692 shares of Series B preferred stock of Kalyra Pharmaceuticals, Inc. for a per share price of twenty-six cents ($0.26) or approximately $4.5 million. The management team and stockholders of Kalyra are also stockholders of the Company.
Prior to the investment, we entered into a license agreement and a master services agreement with Kalyra. The license agreement was signed and commenced on December 31, 2014 for the exclusive rights to develop and commercialize products derived from Kalyra’s technology in the initial area of oncology. The license agreement and all rights were subsequently sold from Kalyra to Recurium IP Holdings, LLC (“Recurium IP”), an entity with common ownership to Kalyra prior to the Zentalis investment. Under the agreement, we have agreed to make payments to Recurium IP based on specific milestones. In addition, the Company shall pay mid- to high-single digit percentage royalties on net product sales to Recurium IP and sublicense fees on any consideration paid to us by a sublicensor. All payments are based on Recurium Equity, LLC’s, an affiliated company of Recurium IP, equity ownership stake in us as of December 2020. The license agreement will terminate upon the later of the last expiration of the patent rights or 15 years from the date of commencement.

The Master Services Agreement (“MSA”) was entered into in January 2015 and states that Kalyra may provide research and development services to us and that we shall reimburse such expenses on a time and materials basis based on the initial statements of work. For the years ended December 31, 2020 and 2019, we incurred approximately zero dollars and five thousand dollars of expense with Kalyra that was eliminated in consolidation for research and development services provided, respectively. As of December 31, 2020 and 2019, zero and seventeen thousand dollars was due to Kalyra and eliminated in consolidation.
We entered into an Intercompany Services Agreement (“ISA”) with Kalyra in January 2018 which states that we may provide research and development services to Kalyra and that Kalyra shall reimburse such expenses on a time and materials basis. For the years ended December 31, 2020 and 2019, we provided $0.2 million and $0.7 million of research and development services to Kalyra that was eliminated in consolidation, respectively. As of December 31, 2020 and 2019, twenty-two thousand dollars and $0.2 million was due from Kalyra and eliminated in consolidation, respectively.
On June 1, 2020, we entered into an equipment purchase and sale agreement with Kalyra to purchase $0.4 million of equipment and related intangible assets to be used in our operations. As of December 31, 2020, there was no balance due to Kalyra for this transaction.
Tempus
Kimberly Blackwell, M.D., is a member of the Company's board of directors and is also the Chief Medical Officer of Tempus Labs, Inc. ("Tempus"). The Company entered into a Master Services Agreement with Tempus in December 2020 to provide data licensing and research services. There were no fees incurred for services performed by Tempus for the years ended December 31, 2020 and 2019.

15. Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data is as follows:

	Three months ended
	3/31/2020	6/30/2020	9/30/2020		12/31/2020
Operating Expenses
Research and development	$13,258	$17,452	$24,670		$29,521
General and administrative	3,141	$9,924	$10,097		10,724
Total operating expenses	16,399	27,376	34,767		40,245
Operating loss	(16,399)	(27,376)	(34,767)		(40,245)
Other Income (Expense)
Investment and other income (expense), net	164	$84	$120		315
Net loss before income taxes	(16,235)	(27,292)	(34,647)		(39,930)
Income tax expense	—	—	$18		426
Net loss	(16,235)	(27,292)	(34,665)	$—	(40,356)
Net loss attributable to noncontrolling interests	(109)	(435)	(110)		(53)
Net loss attributable to Zentalis	$(16,126)	$(26,857)	$(34,555)		$(40,303)
Net loss per common share outstanding, basic and diluted		$(0.78)	$(0.91)		$(1.01)
Net loss per Class A common unit outstanding, basic and diluted	$(2.88)
Common shares/units used in computing net loss per share/Class A common unit, basic and diluted	5,601	34,353	37,959		39,936

	Three months ended
	3/31/2019	6/30/2019	9/30/2019		12/31/2019
Operating Expenses
Research and development	$7,089	$8,689	$10,739		$11,869
General and administrative	1,633	1,946	1,844		3,036
Total operating expenses	8,722	10,635	12,583		14,905
Operating loss	(8,722)	(10,635)	(12,583)		(14,905)
Other Income (Expense)
Investment and other income (expense), net	62	49	12		359
Net loss before income taxes	(8,660)	(10,586)	(12,571)		(14,546)
Income tax expense	3	11	1		—
Net loss	(8,663)	(10,597)	(12,572)	$—	(14,546)
Net loss attributable to noncontrolling interests	(320)	(127)	(228)		(40)
Net loss attributable to Zentalis	$(8,343)	$(10,470)	$(12,344)		$(14,506)
Net loss per Class A common unit outstanding, basic and diluted	$(1.49)	$(1.87)	$(2.20)		$(2.59)
Common units used in computing net loss per Class A common unit, basic and diluted	5,594	5,594	5,599		5,601

16. Subsequent Events
New York Office Lease
In March 2021, we entered into a lease for approximately 31,362 square feet of office space in New York, New York. The targeted lease commencement date is November 2021 and will continue for 120 months thereafter. We also pay for various operating costs, including utilities and real property taxes. The agreement contains extension rights allowing us to extend the term of the lease for five years at the then market rate. The agreement contains an early termination provision exercisable after the eighth anniversary of the commencement date.
The expected future minimum lease obligation are as follows (in thousands):

Year-ending December 31,	Payment Amount
2021	$—
2022	1,458
2023	1,458
2024	1,459
2025	1,782
Thereafter	11,970
Total minimum lease payments:	$18,127