Form 10-Q
period 2021-03-31
Zentalis Pharmaceuticals, Inc.
filed 2021-05-17
CIK 1725160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2021, the registrant had 41,314,839 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our future results of operations and financial position, the anticipated impact of the COVID-19 pandemic on our business, the sufficiency of our cash and cash equivalents to fund our operations, business strategy, prospective products and product candidates, clinical trial timelines and expected timing for the release of data, research and development costs, future revenue, timing and likelihood of success, activities under our existing collaborations and potential collaboration opportunities, and plans and objectives of management are forward-looking statements.
The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties, assumptions and other important factors, including those described under “Summary Risk Factors” below and in the sections in this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report.
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

SUMMARY RISK FACTORS
Our business is subject to numerous risk and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risk and uncertainties when investing in our common stock. These principal risks and uncertainties affecting our business include the following:
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
ii

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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts and par value)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$28,996	$54,951
Marketable securities, available for sale	269,385	283,554
Accounts receivable from government grants, net	248	417
Prepaid expenses and other current assets	7,725	6,182
Total current assets	306,354	345,104
Property and equipment, net	1,508	1,099
Operating lease right-of-use assets	1,901	2,520
Prepaid expenses and other assets	2,790	2,976
Goodwill	3,736	3,736
In-process research and development	8,800	8,800
Restricted cash	3,264	1,320
Total assets	$328,353	$365,555
LIABILITIES, CONVERTIBLE PREFERRED UNITS AND EQUITY
Current Liabilities
Accounts payable	$8,337	$8,661
Accrued expenses	24,460	19,940
Total current liabilities	32,797	28,601
Deferred tax liability	2,480	2,480
Other long-term liabilities	438	1,097
Total liabilities	35,715	32,178
Commitments and contingencies
EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 41,040,286 shares issued and outstanding at March 31, 2021 and December 31, 2020	41	41
Additional paid-in capital	519,030	509,339
Accumulated other comprehensive income	50	36
Accumulated deficit	(250,735)	(200,834)
Total stockholders' equity	268,386	308,582
Noncontrolling interests	24,252	24,795
Total equity	292,638	333,377
Total liabilities and equity	$328,353	$365,555
See notes to condensed consolidated financial statements

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share and per unit amounts)

	Three Months Ended March 31,
	2021	2020
Operating Expenses
Research and development	$38,394	$13,258
General and administrative	11,953	3,141
Total operating expenses	50,347	16,399
Operating loss	(50,347)	(16,399)
Other Income (Expense)
Interest income	143	164
Other expense	(44)	—
Net loss before income taxes	(50,248)	(16,235)
Income tax expense	196	—
Net loss	(50,444)	(16,235)
Net loss attributable to noncontrolling interests	(543)	(109)
Net loss attributable to Zentalis	$(49,901)	$(16,126)
Net loss per common share outstanding, basic and diluted	$(1.24)	—
Net loss per Class A common unit outstanding, basic and diluted	—	$(2.88)
Common shares/units used in computing net loss per share/Class A common unit, basic and diluted	40,359	5,601

See notes to condensed consolidated financial statements

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(50,444)	$(16,235)
Other comprehensive income:
Unrealized gain on marketable securities, net	14	—
Total comprehensive loss	(50,430)	(16,235)
Comprehensive loss attributable to noncontrolling interests	(543)	(109)
Comprehensive loss attributable to Zentalis	$(49,887)	$(16,126)
See notes to condensed consolidated financial statements

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Members’/Stockholders’ Equity(Deficit) and Changes in Redeemable Convertible Preferred Units
(In thousands)

	Three Months Ended March 31, 2021
	Zentalis Stockholders
	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2020	41,040	$41	$509,339	$36	$(200,834)	$24,795	$333,377
Share-based compensation expense	—	—	9,691	—	—	—	9,691
Other comprehensive income	—	—	—	14	—	—	14
Net loss attributable to non-controlling interest	—	—	—	—	—	(543)	(543)
Net loss attributable to Zentalis Pharmaceuticals, Inc.	—	—	—	—	(49,901)	—	(49,901)
Balance at March 31, 2021	41,040	$41	$519,030	$50	$(250,735)	$24,252	$292,638

	Three Months Ended March 31, 2020
	Zentalis Stockholders
	Convertible Preferred Units		Convertible Preferred Units		Class A Common Units		Class B Common Units		Accumulated Deficit	Noncontrolling Interests	Total Deficit
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2019	9,950	$141,706	—	$—	5,601	$709	2,671	$2,178	$(82,993)	$6,821	$(73,285)
Issuance of Series C convertible preferred units at $17.50 per unit net of issuance costs	867	14,228	—	—	—	—	—	—	—	—	—
Cancellation of profits interest awards, net	—	—	—	—	—	—	(64)	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	329	—	—	329
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	—	(109)	(109)
Net loss attributable to Zentalis Pharmaceuticals, LLC	—	—	—	—	—	—	—	—	(16,126)	—	(16,126)
Balance at March 31, 2020	10,817	$155,934	—	$—	5,601	$709	2,607	$2,507	$(99,119)	$6,712	$(89,191)
See notes to condensed consolidated financial statements

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Operating Activities:
Consolidated net loss	$(50,444)	$(16,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	79	38
Share-based compensation	9,691	329
Amortization of premiums on marketable securities, net	289	—
Loss on disposal of equipment	15
Changes in operating assets and liabilities:
Accounts receivable	169	1
Prepaid expenses and other assets	(1,357)	(1,050)
Accounts payable and accrued liabilities	3,307	53
Operating lease right-of-use assets and liabilities, net	782	(7)
Net cash used in operating activities	(37,469)	(16,871)
Investing activities:
Purchases of marketable securities	(54,434)	—
Proceeds from maturities of marketable securities	68,328	—
Purchases of property and equipment	(436)	(31)
Net cash provided by/used in investing activities	13,458	(31)
Financing Activities:
Proceeds from the issuance of Series C convertible preferred units, net	—	14,228
Deferred financing costs	—	(754)
Net cash provided by financing activities	—	13,474
Decrease in cash, cash equivalents and restricted cash	(24,011)	(3,428)
Cash, cash equivalents and restricted cash at beginning of year	56,271	67,489
Cash, cash equivalents and restricted cash at end of year	$32,260	$64,061
Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for purchases of property and equipment	$67	$25
Costs incurred in connection with initial public offering included in accounts payable and accrued expenses	$—	$1,930

See notes to condensed consolidated financial statements

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows for the periods presented:

	March 31,
	2021	2020
Cash and cash equivalents	$28,996	$63,650
Restricted cash, non-current	3,264	411
Total cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statement of Cash Flows	$32,260	$64,061

See notes to condensed consolidated financial statements

Zentalis Pharmaceuticals, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Business
Organization
Zentalis Pharmaceuticals, Inc. (“Zentalis”, “We” or the “Company”) is a clinical-stage pharmaceutical company focused on discovering and developing clinically differentiated, novel small molecule therapeutics targeting fundamental biological pathways of cancer. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. All of the Company’s material tangible assets are held in the United States.
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

Liquidity
Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The Company determined that there are no conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that the interim unaudited condensed consolidated financial statements for the quarter ended March 31, 2021 are issued.

2. Interim Unaudited Financial Statements
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. The year-end condensed consolidated balance sheet data was derived from the Company’s audited financial statements but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto included in our Annual Report on From 10-K for the year ended December 31, 2020, filed with the SEC on March 25, 2021. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operation for the periods presented, with such adjustments consisting only of normal recurring adjustments.
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
Comprehensive Loss
Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes unrealized gains or losses on the Company’s marketable securities.

Adoption and Pending Adoption of Recent Accounting Pronouncements
The following table provides a brief description of recently issued accounting standards, those adopted in the current period and those not yet adopted:

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321)	This standard clarifies the interaction between accounting standards related to equity securities (ASC 321), equity method investments (ASC 323), and certain derivatives (ASC 815).	January 1, 2021	We currently do not hold equity securities, have equity method investments or derivatives. This adoption did not have a material impact on our consolidated financial position or results of operations.
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
Pursuant with authoritative guidance, we have recorded the identifiable assets, liabilities and noncontrolling interests in the VIE at their fair value upon initial consolidation. The identified goodwill is comprised of the workforce and expected synergies from combining the entities. Total assets and liabilities of Kalyra as of March 31, 2021 and December 31, 2020 are as follows (in thousands):

	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$399	$417
Other current assets	206	82
In-process research and development	8,800	8,800
Goodwill	3,736	3,736
Other long-term assets	—	—
Accounts payable and accrued expenses	96	83
Deferred tax liability	2,463	2,463
Noncontrolling interests	$6,791	$6,705

The liabilities recognized as a result of consolidating Kalyra do not represent additional claims on our general assets. Pursuant to the authoritative guidance, the equity interest in Kalyra not owned by Zeno is reported as a noncontrolling interest on our condensed consolidated balance sheets.
The following is a reconciliation of equity (net assets) attributable to the noncontrolling interest (in thousands):

	March 31,	March 31,
	2021	2020
Noncontrolling interest at beginning of period	$6,705	$6,821
Net income/(loss) attributable to noncontrolling interest	86	(109)
Noncontrolling interest at end of period	$6,791	$6,712
4. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$153,038	$15	$(4)	$153,049
Corporate debt securities	19,119	—	(6)	19,113
US government agencies	66,211	30	—	66,241
US Treasury securities	30,967	15	—	30,982
	$269,335	$60	$(10)	$269,385

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$147,382	$14	$(8)	$147,388
Corporate debt securities	23,576	1	(6)	23,571
US government agencies	81,455	32	(1)	81,486
US Treasury securities	31,105	4	—	31,109
	$283,518	$51	$(15)	$283,554
As of March 31, 2021, 16 of our available-for-sale debt securities with a fair market value of $81.6 million were in a gross unrealized loss position of ten thousand dollars. When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of March 31,

2021, because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.
Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	March 31, 2021	December 31, 2020
	Estimated Fair Value
Due within one year	$269,385	$247,455
After one but within five years	—	36,099
	$269,385	$283,554
The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	March 31, 2021			December 31, 2020
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$8,404	$—	$8,404	$24,016	$—	$24,016
Corporate debt securities	—	—	—	—	4,999	4,999
Total cash equivalents:	8,404	—	8,404	24,016	4,999	29,015

Available-for-sale marketable securities:
Commercial paper		153,049	153,049	—	147,388	147,388
Corporate debt securities		19,113	19,113	—	23,571	23,571
US government agencies	—	66,241	66,241	—	81,486	81,486
US Treasury securities	30,982	—	30,982	31,109	—	31,109
Total available-for-sale marketable securities:	30,982	238,403	269,385	31,109	252,445	283,554

Total assets measured at fair value	$39,386	$238,403	$277,789	$55,125	$257,444	$312,569
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2021. We had no instruments that were classified within Level 3 as of March 31, 2021 or December 31, 2020.

5. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Prepaid insurance	$385	$1,021
Prepaid software licenses and maintenance	421	563
Foreign R&D credit refund	1,058	692
Prepaid research and development expenses	7,401	5,963
Interest receivable	357	478
Other prepaid expenses	893	441
Total prepaid expenses and other assets	10,515	9,158
Less long-term portion	2,790	2,976
Total prepaid expenses and other assets, current	$7,725	$6,182
6. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Computer and Office Equipment	$545	$529
Lab Equipment	1,049	424
Leasehold Improvements	49	49
Construction in Progress	192	347
Subtotal	1,835	1,349
Accumulated depreciation and amortization	(327)	(250)
Property and equipment, net	$1,508	$1,099
Depreciation and amortization expense for the three months ended March 31, 2021 and 2020 was approximately seventy-nine thousand and thirty-eight thousand respectively.
7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued research and development expenses	$17,351	$11,947
Accrued employee expenses	4,163	5,649
Accrued legal expenses	917	589
Accrued general and administrative expenses	324	443
Lease liability	1,099	902
Taxes payable	606	410
Total accrued expenses	$24,460	$19,940

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
The were no authorized, issued, or outstanding shares of convertible preferred units at March 31, 2021 and December 31, 2020.
During 2020, we reclassified the convertible preferred units from members’ equity to temporary equity because, in conjunction with the Series C convertible preferred units issuance, all units were now deemed to contain contingent liquidation features that are not solely within our control. During the year ended December 31, 2020 and three months ended March 31, 2021, we did not adjust the carrying values of the convertible preferred units to the deemed redemption values of such units since a liquidation event was not probable.
Dividends
Dividends are payable if and when declared by the Board of Directors. No dividends have been declared through March 31, 2021.
Conversion
Each Series A preferred unit, Series B preferred unit and Series C preferred unit was convertible at the option of the holder thereof, at any time after the issuance of such unit, into Class A common units at a conversion price equal to the original purchase price (subject to anti-dilution adjustments, discussed below) which was $11.60, $12.43 and $17.50 per unit, respectively. The convertible preferred units automatically converted at the then applicable conversion rate upon the closing of a firm commitment underwritten public offering of shares of a successor corporations’ common stock, at a public offering price per share of equal to or greater than the Series C original purchase price (as adjusted for any stock splits, stock dividends, combinations or other similar recapitalization) resulting in aggregate gross cash proceeds of at least $75.0 million (a “Qualified IPO”). Additionally, the convertible preferred unit would have automatically converted into common stock, at the then applicable conversion rate, upon written consent of a majority of the then outstanding Series A, Series B and Series C convertible preferred units (voting as a separate class on an as converted to Common Unit basis). In conjunction with our IPO on April 2, 2020, which constituted a Qualified IPO, all convertible preferred units were converted to common stock.
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
Redemption
The Series A, Series B and Series C convertible preferred units were not redeemable except in the event of certain effected deemed liquidation events. As of immediately prior to our IPO on April 2, 2020, we had classified convertible preferred units as temporary equity in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities whose redemption is based upon certain change in control events outside of our control, including liquidation, sale or transfer of control of the Company. We did not adjust the carrying value of the convertible preferred units to the deemed redemption values of such units since a liquidation event was not probable.
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
9. Members’ Equity
In November 2017, Zentalis Pharmaceuticals, LLC was formed in the state of Delaware. In conjunction with a corporate restructuring, Zeno Pharmaceuticals, Inc., a Delaware corporation formed in 2014, was acquired by the Company pursuant to a merger agreement and became a wholly owned subsidiary of the Company. Per the terms of the merger agreement, each share of Zeno Pharmaceuticals, Inc. common stock issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive one Class A common unit and each share of Zeno Pharmaceuticals, Inc. Series A preferred stock issued and outstanding immediately prior to the effective date of the merger converted into the right to receive one Series A preferred unit. As of the effective time of the merger agreement, all outstanding options to purchase shares of Zeno Pharmaceuticals, Inc. common stock were cancelled and replaced with profits interest awards in the LLC.
In connection with the December 2017 corporate restructuring, we amended and restated the LLC agreement, and as amended, the capital units of the Company consisted of 1,638,000 authorized Series A preferred units, 3,621,000 authorized Series B preferred units, 15,000,000 authorized Class A common units and 872,620 authorized Class B common units.
Class A Common Units
In conjunction with the corporate restructuring in December 2017, 5,187,554 shares of common stock issued and outstanding and 406,831 shares of common stock subject to future vesting provisions of Zeno Pharmaceuticals, Inc. were converted into an equal number of Class A common units of Zentalis Pharmaceuticals, LLC. During the three months ended March 31, 2021 and 2020, we did not issue any Class A common units. As of March 31, 2020, 9,572 shares of Class A common units were subject to future vesting conditions. In September 2019, the number of authorized Class A common units was increased to 20,000,000.
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
Share-based Compensation
In the Company’s 2017 Profits Interest Plan ("the Plan") as approved and adopted by the Board of Directors on December 21, 2017, the Company was authorized to issue up to 3,458,522 shares of Class B common units ("profits interest award units"), subject to restrictions as described in the Plan.
In April 2020, the Plan was terminated and the Company’s board of directors adopted, and the Company’s stockholders approved the 2020 Incentive Award Plan ("the 2020 Plan"), which became effective upon the corporate conversion and allows for grants to selected employees, consultants and non-employee members of the Board of Directors. We currently grant stock options and restricted stock units under the 2020 Plan. The number of common shares available for issuance under the 2020 Plan is the sum of (1) 5,600,000 shares of common stock; plus (2) any shares forfeited from the unvested restricted shares of our common stock issued upon conversion of unvested Class B common units (up to 1,250,000 shares); plus (3) an annual increase on the first day of each fiscal year beginning with the fiscal year ending December 31, 2021 and continuing to, and including, the fiscal year ending December 31, 2030, equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by our board of directors. At March 31, 2021, 4,553,685 shares were subject to outstanding awards and 2,680,311 shares were available for future grants of share-based awards.
Total share-based compensation expense related to share based awards was comprised of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development expense	$3,126	$136
General and administrative expense	6,565	193
Total share-based compensation expense	$9,691	$329
Total share-based compensation expense includes $69 thousand of share-based compensation expense for Zentera employees, consultants and directors for the three months ended March 31, 2021, compared to $0 for the same period in 2020.

Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended March 31,
	2021	2020
Profits interest award units	$—	$329
Stock options	3,851	—
RSAs and RSUs	5,840	—
	$9,691	$329
The fair value of the profits interest awards is estimated using an option pricing model with the following assumptions:

Three Months Ended March 31,
2020
Members’ equity value (in thousands)	$271,207
Threshold amounts (in thousands)	$309,824
Risk-free interest rate	1.5%
Volatility	75.0%
Time to liquidity (in years)	1.1
Lack of marketability discount	26.5%
Grant date fair value	$3.06
The Black Scholes option pricing model is used to estimate the fair value of each profits interest award on the date of grant. The members’ equity value was based on a recent enterprise valuation analysis performed. The threshold amounts are based on the discretion of the Board of Directors at the time of grant. The expected life of the Class B Common Unit awards granted during the period presented was determined based on an expected liquidation event under the plan. We apply the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant consistent with the life of the award. The expected volatility is based on a peer group in the industry in which the Company does business consistent with the expected time to liquidity. The dividend yield was set at zero as the underlying security does not and is not expected to pay a dividend. The Finnerty model and the Asian Protective Put Model methods were used to estimate the discount for lack of marketability inherent to the awards.
The Class B common units issued have been classified as equity awards and share-based compensation expense is based on the grant date fair value of the award. During the three months ended March 31, 2021 and March 31, 2020, we issued 0 and 70,000 Class B common units, respectively. As of March 31, 2021 and December 31, 2020, there were no Class B common units outstanding.
The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company estimates expected volatility based on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company uses the “simplified method” for estimating the expected term of employee options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years). The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not issued any dividends and does not expect to issue dividends over the life of the options. As a result, the Company has estimated the dividend yield to be zero. The fair value of the stock options granted during the three months ended March 31, 2021 was determined with the following assumptions:

Three Months Ended March 31,
2021
Expected volatility	76.0% - 76.6%
Average expected term (in years)	5.3 - 6.1
Risk-free interest rate	0.5% - 0.9%
Expected dividend yield	—%
Total unrecognized estimated compensation cost by type of award and the weighted average requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	March 31, 2021
	Unrecognized Expense	Remaining Weighted-Average Period (years)
Stock options	$58,704	3.4
RSAs	1,950	2.3
RSUs	13,773	2.0
During the three months ended March 31, 2021, we did not issue any shares of common stock in connection with the exercises of stock options. For the three months ended March 31, 2021, 117,993 shares of common stock issued in conjunction with certain restrcited stock awards that vested during such period. Stock options, unvested restricted stock awards, and unvested restricted stock units totaling approximately 3.8 million shares, 0.6 million shares, and 0.8 million shares of our common stock, respectively, were outstanding as of March 31, 2021.

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

Leases
Our commitments include payments related to operating leases. Approximate annual future minimum operating lease payments as of March 31, 2021 are as follows (in thousands):

Year	Operating Leases
2021	$1,007
2022	637
Total minimum lease payments:	1,644
Less: imputed interest	(106)
Total operating lease liabilities	1,538
The weighted-average remaining lease term of our operating leases is approximately 1.0 year. As of March 31, 2021, we have entered into two additional leases for real estate that have not yet commenced with total minimum lease payments of approximately $105.9 million. These leases are expected to commence in the fourth quarter of 2021 and have lease terms of 10 years and 11 years, respectively.
11. Net Loss Per Common Share/Class A Common Unit
Basic and diluted net loss per common share/Class A common unit were calculated as follows (in thousands except per unit amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss attributable to Zentalis	$(49,901)	$(16,126)
Denominator:
Weighted average number of common shares/Class A common units outstanding, basic and diluted	40,359	5,601
Net loss per common share/Class A common unit	$(1.24)	$(2.88)
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

	Three Months Ended March 31,
	2021	2020
Preferred units, as if converted to Class A common units	—	10,817
Incentive units—Class B common units	—	2,607
Outstanding stock options	3,757	—
Unvested RSAs	624	—
Unvested RSUs	797	—
	5,178	13,424
12. Related Party Disclosures
Kalyra Pharmaceuticals, Inc.
On December 21, 2017, we acquired 17,307,692 shares of Series B preferred stock of Kalyra Pharmaceuticals, Inc. for a per share price of twenty-six cents ($0.26) or approximately $4.5 million. The management team and stockholders of Kalyra are also stockholders of the Company.
Prior to the investment, we entered into a license agreement and a master services agreement with Kalyra. The license agreement was signed and commenced on December 31, 2014 for the exclusive rights to develop and commercialize products derived from Kalyra’s technology in the initial area of oncology. The license agreement and all rights were subsequently sold from Kalyra to Recurium IP Holdings, LLC (“Recurium IP”), an entity with common ownership to Kalyra prior to the Zentalis investment. Under the agreement, we have agreed to make payments to Recurium IP based on specific milestones. In addition, the Company shall pay mid- to high- single digit percentage royalties on net product sales to Recurium IP and sublicense fees on any consideration paid to us by a sublicensor. All payments are based on Recurium Equity, LLC’s, an affiliated company of Recurium IP, equity ownership stake in us as of December 2020. The license agreement will terminate upon the later of the last expiration of the patent rights or 15 years from the date of commencement.
The Master Services Agreement (“MSA”) was entered into in January 2015 and states that Kalyra may provide research and development services to us and that we shall reimburse such expenses on a time and materials basis based on the initial statements of work. For the three months ended March 31, 2021 we did not incur any expense with Kalyra. For the three months ended and March 31, 2020, we incurred approximately seventeen thousand dollars of expense with Kalyra that was eliminated in consolidation for research and development services provided, respectively. As of March 31, 2021, there was no balance due to Kalyra. As of March 31, 2020, approximately seventeen thousand dollars was due to Kalyra and eliminated in consolidation.
We entered into an Intercompany Services Agreement (“ISA”) with Kalyra in January 2018 which states that we may provide research and development services to Kalyra and that Kalyra shall reimburse such expenses on a time and materials basis. For the three months ended March 31, 2021 and 2020, we provided thirty-one thousand dollars and eighty-two thousand dollars of research and development services to Kalyra that was eliminated in consolidation, respectively. As of March 31, 2021 and 2020, thirty-one thousand dollars and eighty-two thousand dollars was due from Kalyra and eliminated in consolidation, respectively.

Tempus

Kimberly Blackwell, M.D., is a member of the Company's board of directors and is also the Chief Medical Officer of Tempus Labs, Inc. ("Tempus"). The Company entered into a Master Services Agreement with Tempus in December 2020 to provide data licensing and research services. There were $1.0 million and zero fees incurred for services performed by Tempus for the three months ended March 31, 2021 and 2020, respectively.
13. Subsequent Events
Lease Termination
On April 1, 2021, Zeno Management, Inc. (“Zeno”), a wholly-owned subsidiary of the Company, entered into an Agreement for Termination of Lease with G&S Realty 1, LLC (“Landlord”) for certain premises located at 530 Seventh Avenue, Suite 2201, New York, NY (the “Lease Termination Agreement”). The Lease Termination Agreement provides that the Lease Agreement, dated as of April 12, 2019, by and between Zeno and Landlord (as the same may have been amended, the “Lease”), will terminate effective December 31, 2021.
As consideration for Landlord’s agreement to enter into the Lease Termination Agreement and accelerate the expiration date of the term of the Lease to December 31, 2021, Zeno paid to Landlord a fee of approximately $0.2 million.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition and operating results should be read together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. As a result of many important factors, such as those set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.
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
We are developing a broad pipeline of product candidates, with an initial focus on validated oncology targets with the potential to address large patient populations. We currently have two (2) lead product candidates - ZN-c5 and ZN-c3. ZN-c5 is an oral selective estrogen receptor degrader, or SERD, currently in a Phase 1/2 clinical trial for the treatment of advanced estrogen receptor-positive, human epidermal growth factor receptor 2-negative, or ER+/HER2-, advanced or metastatic breast cancer. We have designed ZN-c5 to have high potency and selectivity, as well as favorable tolerability and pharmacokinetic, or PK, properties. We intend to report interim results from the monotherapy and palbociclib combination portions of this Phase 1/2 trial, along with the Window of Opportunity study in the first half of 2021. ZN-c3, an inhibitor of WEE1, a protein tyrosine kinase, is currently being evaluated in a Phase 1/2 clinical trial for the treatment of advanced solid tumors as a monotherapy and in a Phase 1b clinical trial in combination with chemotherapy in patients with advanced ovarian cancer. In 2021, we intend to initiate a Phase 2 monotherapy trial for uterine serous carcinoma, or USC, and two (2) additional Phase 1 clinical trials evaluating ZN-c3 in combination with chemotherapy and PARP inhibitor in ovarian cancer and other targeted indications.

Our other clinical product candidates include ZN-d5, a selective inhibitor of B-cell lymphoma 2, currently in a Phase 1 clinical trial for the treatment of non-Hodgkin’s lymphoma and acute myelogenous leukemia, and ZN-e4, an irreversible inhibitor of mutant epidermal growth factor receptor, currently in a Phase 1/2 clinical trial for the treatment of advanced non-small cell lung cancer, or NSCLC.
Initial Data from Phase 1/2 Clinical Trial of ZN-c3
On April 10, 2021, we presented initial data from the Phase 1 portion of the Phase 1/2 monotherapy trial of ZN-c3 in patients with advanced solid tumors. As of a February 12, 2021 database cutoff, 55 patients with advanced or metastatic solid tumors were evaluated for safety, the primary endpoint of the Phase 1 portion of the trial, at doses of 25 mg to 450 mg, once daily.
As of a February 12, 2021 database cutoff, ZN-c3 was observed to be generally well-tolerated. The most common treatment related adverse events at such date were Grade 1 or Grade 2, including nausea (49% of patients), diarrhea (32.7% of patients), fatigue (29% of patients) and vomiting (29% of patients) across all dose levels. Significant hematological adverse events were limited to treatment related white blood cell count decrease / neutropenia (7.2% all Grades, 3.6% Grade > 3), anemia (7.2% all Grades, 5.4% Grade > 3) and thrombocytopenia (7.2% all Grade, 3.6% Grade > 3).
As of a March 1, 2021 database cutoff evaluating initial efficacy data, three patients had met the definition of a confirmed partial response, or PR, and met the definition of Exceptional Responses as defined by the National Cancer Institute. One such patient with stage IV ovarian cancer had received 18 prior lines of therapy, including 11 prior lines in the advanced metastatic setting. This patient was on study for 186 days as of the database cutoff and remains on study. The patient had a RECIST-confirmed PR with a 65% reduction in overall target lesions, the first response observed in over two years of treatment. The patient also experienced a large rapid drop in CA-125, an ovarian cancer tumor marker, from 610 kU/L at baseline to 125 kU/L within four weeks on treatment, with CA-125 levels normalizing three weeks later. In addition, a stage IV colorectal cancer patient, who had received five prior lines of therapy in the advanced metastatic setting, had a RECIST-confirmed PR with a 51% reduction in overall target lesions, as well as a rapid decrease in carcinoembryonic antigen tumor marker from 327 ng/mL at baseline to <50 ng/mL after three weeks on treatment. Such patient remained on study for 169 days until clinical disease progression. The third confirmed PR, a stage IV NSCLC patient, had received three prior lines of therapy in the advanced metastatic setting and was on study for 145 days as of the March 1, 2021 database cutoff. The patient had a RECIST-confirmed PR with a 50% reduction in overall target lesions and remains on study. A Unique Predictive Biomarker was identified for the Exceptional Responders, and we plan to further investigate the biomarker in this patient population.
In addition, as of a March 1, 2021 database cutoff, two USC patients showed unconfirmed PR. At the March 1, 2021 database cutoff, one such patient, who had received one line of prior therapy in the advanced metastatic setting, had been on study for 60 days and had an unconfirmed PR with a 49% reduction in overall target lesions. The second USC patient with an unconfirmed PR had received four lines of prior therapy in the advanced metastatic setting, had been on study for 31 days and had an unconfirmed PR with a 43% reduction in overall target lesions. Both patients remain on study.
We believe results from this study indicate that an oral dose of 300 mg, once daily, with continuous dosing, is the recommended Phase 2 dose of ZN-c3 as monotherapy. The 300 mg, once daily, dose demonstrated high plasma exposure levels, and limited the prevalence of adverse events. In addition, the pharmacodynamics market of pCDK1 levels in skin punch biopsies demonstrated active target engagement at relevant pharmacological doses, 300 mg once daily or higher. We initiated the Phase 1 monotherapy dose expansion portion of the Phase 1/2 trial in the first quarter of 2021 and also plan to coordinate with Zentera Therapeutics, our majority-owned joint venture, to initiate a Phase 1b trial investigating ZN-c3 as a monotherapy in China.

Other Preclinical Programs - We are also currently advancing multiple small molecule programs in preclinical development for other cancer indications, including select solid tumors and hematological malignancies. We are now in lead optimization for our fifth product candidate and plan to submit an IND to the FDA in 2021.

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

We had cash, cash equivalents and marketable securities of $298.4 million as of March 31, 2021. We believe that our existing cash and cash equivalents as of March 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
Since inception, we have incurred significant operating losses. Our net losses were $118.5 million for the year ended December 31, 2020, and $50.4 million and $16.2 million for the three months ended March 31, 2021 and March 31, 2020, respectively. We had an accumulated deficit of $250.7 million as of March 31, 2021. We expect to continue to incur significant expenses and operating losses for the foreseeable future.
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
Impact of COVID-19 Pandemic
We continue to monitor how the COVID-19 pandemic is affecting our employees, business, preclinical studies and clinical trials. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices and limited the number of staff in any given research and development laboratory by operating on rotational schedules. Disruptions caused by the COVID-19 pandemic have resulted in difficulties including delays in initiating new trial sites and certain supply chain activities, suspension of enrollment at some of our existing trial sites, and the incurrence of additional costs as a result of preclinical study and clinical trial delays and adjustments. Limited operations at our laboratory facilities have also resulted in delays in our research-stage programs. As a result, we expect that the COVID-19 pandemic will continue to impact our business, results of operations, clinical development timelines and financial condition. At this time, there is significant uncertainty relating to the trajectory of the COVID-19 pandemic and impact of related responses. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the continued impact on financial markets and the global economy, the effectiveness of vaccines and vaccine distribution efforts, and the effectiveness of the global response to contain and treat the disease. See “Risk Factors— The COVID-19 pandemic has adversely impacted and we expect will continue to adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1A. of this Quarterly Report on Form 10-Q.
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
Mayo Foundation for Medical Education and Research
In February 2016, and as amended in April 2017 and December 2017, we entered into an option agreement, or the Mayo Agreement, with Mayo Foundation for Medical Education and Research under which we were granted an exclusive option to obtain a nonexclusive worldwide license to know-how and an exclusive worldwide license to related patent rights created by Mayo under the Mayo Agreement. The Mayo Agreement provided that it will expire on the date of the last to expire of the Mayo patent rights or, if no Mayo patent rights arise, on February 11, 2021. No Mayo patent rights were created under the Mayo Agreement and therefore the agreement expired on February 11, 2021. In consideration for the grant of know-how we provided grants of common stock on the first anniversary and Class A common units on the second and third anniversaries following entry into the Mayo Agreement. As of March 31, 2021, we have granted equity securities which amount to 15,435 shares of common stock under the Mayo Agreement.
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
GlaxoSmithKline Clinical Trial Collaboration and Supply Agreement
In April 2021, we entered into a clinical trial collaboration and supply agreement with GlaxoSmithKline plc, or GSK, in which we will evaluate the combination of ZN-c3, our oral WEE1 inhibitor product candidate, and niraparib, GSK’s poly (ADP-ribose) polymerase (PARP) inhibitor, in patients with advanced epithelial ovarian cancer. We are currently conducting clinical studies with ZN-c3 both as a monotherapy and in combination with certain standard of care therapies.
Pursuant to this agreement, we will be responsible for the conduct and cost of the relevant studies, under the supervision of a joint development committee made up of our representatives and representatives of GSK that meets quarterly. GSK will supply niraparib for use in the collaboration, at no cost to us. We are required to provide to GSK clinical data and other reports upon completion of the study.
This agreement does not grant any right of first negotiation to participate in future clinical trials, and each of the parties retains all rights and ability to evaluate their respective compounds in any clinical studies, either as monotherapy or in combination with any other product or compound, in any therapeutic area.
The agreement with GSK will expire upon completion of all obligations of the parties thereunder or upon termination by either party. We and GSK each have the right to terminate the agreement for material breach by the other party. In addition, the agreement may be terminated by either party due to safety considerations or if either party decides to discontinue development of its own compound for medical, scientific, legal or other reasons or if a regulatory authority takes any action preventing that party from supplying its compound for the study or in the event the other party is subject to specified bankruptcy, insolvency or similar circumstances. GSK also has the right to terminate this agreement if it notifies us in writing that it reasonably and in good faith believes that niraparib is being used in an unsafe manner, and we fail to incorporate changes to address such issue, and the issue is unable to be resolved following elevation to appropriate parties.
Zentera Therapeutics
In May 2020, each of our subsidiaries Zeno Alpha, Inc., K-Group Alpha, Inc. and K-Group Beta, Inc. entered into a collaboration and license agreement with our majority-owned joint venture, Zentera, which we refer to as the Zentera Sublicenses, pursuant to which we collaborate with Zentera on the development and commercialization of ZN-c5, ZN-d5 and ZN-c3, respectively, whether alone or in a licensed product, or the Collaboration Products, in each case for the treatment or prevention of disease, other than for pain, which is referred to as the Zentera Field, in the People’s Republic of China, Macau, Hong Kong and Taiwan, which is referred to as the Zentera Collaboration Territory. Under each Zentera Sublicense, Zentera will lead development, and upon regulatory approval, the commercialization, of the Collaboration Products in the Zentera Collaboration Territory. On May 19, 2020, Zentera issued an aggregate of 60.2% of its issued shares of common stock to Zeno Alpha, Inc., K-Group Alpha, Inc., K-Group Beta, Inc., Zeno Management, Inc. and Zeno Beta, Inc. Anthony Y. Sun, M.D., our President and Chief Executive Officer, serves as Chief Executive Officer and a member of the board of directors of Zentera, and Kevin D. Bunker, Ph.D., our Chief Operating Officer, serves as a member of the board of directors of Zentera.
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
Zentera filed four Clinical Trial Applications, or CTAs (China equivalent of IND), and three have been approved in China to date for ZN-c5, ZN-c3, and ZN-c3 in combination. A fourth CTA was submitted in May 2021 for ZN-d5.
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
The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
ZN-c5	$7,180	$4,693
ZN-c3	7,804	1,641
ZN-d5	4,172	1,267
ZN-e4	317	753
Unallocated research and development expenses	18,921	4,904
Total research and development expenses	$38,394	$13,258
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

Results of Operations
Comparison of Three Months Ended March 31, 2021 to Three Months Ended March 31, 2020
The following table summarizes our results of operations for the periods indicated, together with the changes in those items in dollars:

	Three Months Ended March 31,		Increase (Decrease)
	2021	2020
	(in thousands)
Operating expenses
Research and development	$38,394	$13,258	25,136
General and administrative	11,953	3,141	8,812
Total operating expenses	50,347	16,399	33,948
Loss from operations	(50,347)	(16,399)	(33,948)
Interest income	143	164	(21)
Other expense	(44)	—	(44)
Net loss before income taxes	(50,248)	(16,235)	(34,013)
Income tax expense	196	—	196
Net loss	(50,444)	(16,235)	(34,209)
Net loss attributable to noncontrolling interest	(543)	(109)	(434)
Net loss attributable to Zentalis	$(49,901)	(16,126)	$(33,775)
Revenue
We did not generate any revenue for the three months ended March 31, 2021 and 2020.
Research and Development Expenses
Research and development expenses for the three months ended March 31, 2021 were $38.4 million, compared to $13.3 million for the three months ended March 31, 2020. The increase of $25.1 million was primarily due to increases in external research and development expenses related to our lead product candidates, as we advanced our Phase 1/2 clinical trials for each of ZN-c5, ZN-c3, ZN-d5 and ZN-e4. In addition, in the three months ended March 31, 2021, we conducted additional preclinical studies, incurred additional manufacturing costs, and incurred increased costs for study and lab materials. Unallocated research and development expenses increased by $14.0 million primarily due to $6.6 million of additional employee related costs, of which $3.0 million was driven by non-cash stock-based compensation from incentive grants and increased headcount to support our platform development. Expenses attributable to collaborations and strategic alliances increased by $3.0 million while allocated expenses, including software, supplies and insurance increased by $2.4 million and outside services increased $2.0 million to support to support our growth.

General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2021 were $11.9 million, compared to $3.1 million during the three months ended March 31, 2020. This increase of $8.8 million was primarily attributable to an increase of $8.3 million in employee-related costs, of which $6.4 million was driven by non-cash stock-based compensation from incentive grants, from increased headcount to support our growth. Consulting and outside services increased by $0.7 million and fees increased $0.3 million to support the increased operations of the organization. Insurance costs increased $0.7 million due to operating as a public company offset by allocated expenses.
Investment and Other Income, Net
Investment and other income was $0.1 million for the three months ended March 31, 2021, compared to $0.2 million for the three months ended March 31, 2020. The decrease of $0.1 million was the result of interest earned offset against the amortization of purchased premiums.
Income Tax Expense
The provision for income taxes was $0.2 million for the three months ended March 31, 2021. No provision for income taxes was recorded in the comparable period last year. The provision for income taxes for the three months ended March 31, 2021 is entirely attributable to the Company’s Australian subsidiary which had not commenced operations in the comparable period in 2020.
Net Loss
Net loss was $50.4 million for three months ended March 31, 2021, compared to $16.2 million for the three months ended March 31, 2020. The increase of $34.2 million was primarily the result of the increases in research and development and general and administrative expenses discussed above.
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
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity securities. From inception through March 31, 2021, we raised a total of $518.1 million in gross proceeds from the sale of our Series A, B and C convertible preferred units and from the sale of shares of our common stock through our IPO in April 2020 and a follow-on public offering of common stock in August 2020. As of March 31, 2021, we had $29.0 million in cash and cash equivalents and an accumulated deficit of $250.7 million. We had no indebtedness as of March 31, 2021.
ATM Program
In May 2021, we entered into a sales agreement, or the Sales Agreement, with SVB Leerink LLC, or SVB Leerink, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $200.0 million in “at-the-market” offerings, or the ATM, under our Registration Statement on Form S-3 (File No. 333-255769) filed with the SEC on May 4, 2021. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or any other existing trading market for our common stock. No securities have been issued pursuant to the Sales Agreement.
Cash Flows
The following table summarizes our sources and uses of cash for the period presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(37,469)	$(16,871)
Net cash provided by (used in) investing activities	13,458	(31)
Net cash provided by financing activities	—	13,474
Decrease in cash and cash equivalents	$(24,011)	$(3,428)
Operating Activities
We have incurred losses since inception. Net cash used in operating activities for the three months ended March 31, 2021 was $37.5 million, consisting primarily of our net loss of $50.4 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses, and partially offset by changes in operating assets and liabilities of $2.9 million and non-cash adjustments of $10.0 million.
Net cash used in operating activities for the three months ended March 31, 2020 was $16.9 million, consisting primarily of our net loss of $16.2 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses, changes in operating assets and liabilities of $1.0 million, and partially offset by non-cash adjustments of $0.4 million.

Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2021 was $13.5 million consisting of net proceeds from the sales and purchases of marketable securities of $13.9 million offset by purchases of property and equipment of $0.4 million.
Net cash used in investing activities for the three months ended March 31, 2020 was de minimis, consisting of purchases of property and equipment.
Financing Activities
There were no cash flows from financing activities in the three months ended March 31, 2021.
Net cash provided by financing activities in the three months ended March 31, 2020 of $13.5 million primarily relates to net proceeds from the issuance of our Series C convertible preferred units.
Funding Requirements
Our operating expenses have increased substantially in 2020 and to date in 2021 and are expected to increase substantially in the future in connection with our ongoing activities.
Specifically, our expenses will increase as we:
•advance the clinical development of ZN-c5, ZN-c3, ZN-d5 and ZN-e4 for the treatment of oncology indications;
•pursue the preclinical and clinical development of other current and future research programs and product candidates;
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
We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drugs, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:
•the progress, costs and results of our clinical trials for our programs for ZN-c5, ZN-c3, ZN-d5 and ZN-e4;

•the progress, costs and results of additional research and preclinical studies in other research programs we initiate in the future;
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
In addition, the magnitude and duration of the COVID-19 pandemic and its impact on our liquidity and future funding requirements is uncertain as of the filing date of this Quarterly Report on Form 10-Q, as the pandemic continues to evolve globally. We have considered and will continue to consider the availability of relief provided by such legislative actions as the Families First Act and the CARES Act, and have opted to pursue certain, but not all measures including the deferral of employer payroll taxes, but not including Payroll Protection Plan loans. See “Impact of COVID-19 Pandemic” and “Risk Factors — The COVID-19 pandemic has adversely impacted and we expect will continue to adversely impact our business, including our preclinical studies and clinical trials.”
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
Critical Accounting Policies and Use of Estimates
There have been no significant changes to our critical accounting policies from our disclosure reported in “Critical Accounting Policies and Estimates” in the section titled “Management’s Discussion and Analysis of Financial

Condition and Results of Operations” in our 2020 Form 10-K except as described in Note 2 to our interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Recent Accounting Pronouncements
A description of recent accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are not subject to any material legal proceedings.
Item 1A. Risk Factors.
You should carefully consider the risks and uncertainties described below and the other information in this Quarterly Report on Form 10-Q, including our interim unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. Such risks and uncertainties may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy. Our business, financial condition, results of operations or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our common stock could decline and you could lose all or part of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below.
Risks Related to Our Financial Position and Need for Additional Capital
We have a limited operating history, have not completed any clinical trials, and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.
We are a clinical stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We have no products approved for commercial sale and have not generated any revenue from product sales. To date, we have devoted substantially all of our resources and efforts to organizing and staffing our company, business planning, executing partnerships, raising capital, discovering, identifying and developing potential product candidates, securing related intellectual property rights and conducting preclinical studies and clinical trials of our product candidates, including the ongoing clinical trials of ZN-c5, ZN-c3, ZN-d5 and ZN-e4. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability than it could be if we had a longer operating history.
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
We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date and have financed our operations principally through private financings and our initial public offering, or IPO. We have incurred net losses of $118.5 million for the year ended December 31, 2020, and $50.4 million and $16.2 million for the three months ended March 31, 2021 and March 31, 2020 , respectively. As of March 31, 2021, we had an accumulated deficit of $250.7 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. Four of our product candidates, ZN-c5, ZN-c3, ZN-d5 and ZN-e4, are in clinical trials. In addition, we plan to submit an IND to the FDA for our fifth product candidate in 2021. Our other programs are in preclinical research. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential products.
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
As of March 31, 2021, we had $29.0 million in cash and cash equivalents and marketable securities of $269.4 million. Based on current business plans, we believe that our existing cash, cash equivalents and marketable securities as of March 31, 2021 will be sufficient to fund our operating expenses and capital expenditures requirements into 2023, but will not be sufficient to fund all of the activities that are necessary to complete the development of our product candidates. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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
Collaborations involving our research programs or any product candidates we may develop pose the following risks to us:
•     Collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations.
•     Collaborators may not pursue development and commercialization of any product candidates we may develop or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator's strategic focus or market considerations or available funding or external factors such as an acquisition or business combination that diverts resources or creates competing priorities. If this were to happen, we may need additional capital to pursue further development or commercialization of the applicable product candidates.
•     Collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing.
•     Collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.
•     Subject to certain diligence obligations, collaborators with marketing and distribution rights to one (1) or more products may not commit sufficient resources to the marketing and distribution of such product or products.
•     Collaborators may not properly obtain, maintain, enforce or defend our intellectual property or proprietary rights or may use proprietary information in a way that could jeopardize or invalidate our proprietary information or expose us to potential litigation.
•     Collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in cases where that applies, we would not have the exclusive right to commercialize the collaboration intellectual property.
•     Disputes may arise between our collaborators and us that result in the delay or termination of the research, development or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources.
•     We may lose certain valuation rights under circumstances identified in our collaborations, including if we undergo a change of control.
•     Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.
•     Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated.
•     Collaborators may be unable to maintain compliance with GLP and GCP requirements or to secure approval for clinical development plans from the FDA or foreign regulatory authorities.
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
We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, the results of the 2020 U.S. Presidential Election may impact our business and industry. Namely, the previous administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these orders will be implemented, or whether they will be rescinded and replaced under the current administration. The policies and priorities of the new administration are unknown and could materially impact the regulations governing our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.
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
In 2020, a strain of the novel coronavirus disease, COVID-19, was declared a pandemic and spread across the world, including throughout the United States, Europe and Asia. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices and limited the number of staff in any given research and development laboratory. As a result of the COVID-19 pandemic, we have experienced and we expect to continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:
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
Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies and their uses as well as our and our licensors’ ability to operate without infringing the proprietary rights of others. If we or our licensors are unable to protect our intellectual property rights or if our intellectual property rights are inadequate for our technology or our product candidates, our competitive position could be harmed. We and our licensors generally seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates, proprietary technologies and their uses that are important to our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents, if issued, will not be infringed, designed around, invalidated or rendered unenforceable by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our and our licensors’ proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our or our licensors’ rights or permit us or our licensors to gain or keep any competitive advantage. These uncertainties and/or limitations in our and our licensors’ ability to properly protect the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operations.
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
The patent prosecution process is also expensive and time-consuming, and we or our licensors may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that we or our licensors may not identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, directed to technology that we license, including those from our licensors and from third parties. We also may require the cooperation of our licensors in order to enforce the licensed patent rights, and such cooperation may not be provided. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. We cannot be certain that patent prosecution and maintenance activities by our licensors have been or will be conducted in compliance with applicable laws and regulations, which may affect the validity and enforceability of such patents or any patents that may issue from such applications. If they fail to do so, this could cause us to lose rights in any applicable intellectual property that we in-license, and, as a result, our ability to develop and commercialize products or product candidates may be adversely affected and we may be unable to prevent competitors from making, using and selling competing products.
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
Moreover, the scope of claims in a patent application can be significantly reduced before any claims in a patent issue, and claim scope can be reinterpreted after issuance. Even if patent applications we license currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage.

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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our licensed-in patents may not cover our product candidates or may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review, or PGR, and inter partes review, or IPR, or other similar proceedings in the USPTO or foreign patent offices challenging our patent rights. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity of our patents, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensors and the patent examiner were unaware during prosecution. There is no assurance that all potentially relevant prior art relating to our patents and patent applications or those of our licensors has been found. There is also no assurance that there is not prior art of which we or licensors were or are aware, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications or those of our licensors, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us. Such loss of in-licensed patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
The patent protection and patent prosecution for some of our product candidates may be dependent on our licensors and third parties.
We or our licensors may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to strengthen our patent position. It is possible that defects as to form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, claim scope, or requests for patent term adjustments. If we or our licensors, whether current or future, fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation, prosecution, or enforcement of our in-licensed patents or patent applications, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.
As a licensee of third parties, we rely on third parties to file and prosecute patent applications and maintain patents and otherwise protect the licensed intellectual property under some of our license agreements. We have not had and do not have primary control over these activities for certain of our patents or patent applications and other intellectual property rights. We cannot be certain that such activities by third parties have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. Pursuant to the terms of the license agreements with some of our licensors, the licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and even if we are permitted to pursue such enforcement or defense, we will require the cooperation of our licensors. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business. If any of our licensors or any of our future licensors or future collaborators fails to appropriately prosecute and maintain patent protection for patents covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.
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
Some of the intellectual property rights we have acquired or licensed or may acquire or license in the future may have been generated through the use of U.S. government funding and may therefore be subject to certain federal regulations. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products relating to such intellectual property. To the extent any of our future intellectual property is also generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

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

As the biopharmaceutical industry expands and more patents issue, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published we may be unaware of third-party patents that may be infringed by commercialization of any of our product candidates, and we cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Any claims of patent infringement asserted by third parties would be time-consuming and could:
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
In September 2011, the Leahy-Smith America Invents Act, or Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first inventor to file” system in which, assuming that other requirements of patentability are met, the first inventor to file a patent application will be entitled to the patent regardless of whether a third party was first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013 but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to either (1) file any patent application related to our product candidates or (2) invent any of the inventions claimed in our patents or patent applications.
The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications are prosecuted and also affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including PGR, IPR, and derivation proceedings. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position.
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
We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators and third-party CROs, to conduct certain aspects of our preclinical studies and clinical trials and to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be adversely affected if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
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
As of March 31, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 66.2% of our outstanding common stock. As a result, these stockholders will be able to significantly influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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
From time to time, we may evaluate various acquisition opportunities and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:
• increased operating expenses and cash requirements;

• the assumption of additional indebtedness or contingent liabilities;
• the issuance of our equity securities;
• assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;
• the diversion of our management’s attention from our existing programs and initiatives in pursuing such a strategic merger or acquisition;
• retention of key employees, the loss of key personnel and uncertainties in our ability to maintain key business relationships;
• risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and marketing approvals; and
• our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs. In addition, if we undertake acquisitions or pursue partnerships in the future, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition opportunities, and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business.
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
As of March 31, 2021, net proceeds of approximately $172.4 million from our IPO have been invested in investment grade, interest-bearing instruments. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated April 2, 2020, filed with the SEC pursuant to Rule 424(b) relating to our registration statement on Form S-1 (Registration No. 333-236959), as amended, filed in connection with our IPO.

Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1	Plan of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.1	05/15/2020
2.2	Certificate of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.2	05/15/2020
3.1	Certificate of Incorporation of Zentalis Pharmaceuticals, Inc.	S-8	333-237593	4.1	04/07/2020
3.2	Bylaws of Zentalis Pharmaceuticals, Inc.	8-K	001-39263	3.1	03/19/2021
10.1	Non-Employee Director Compensation Program	10-K	001-39263	10.3	3/25/2021
10.2	2020 Employee Stock Purchase Plan	S-8	333-254506	99.1	03/19/2021
10.3	Amendment No. 1 to the Zentalis Pharmaceuticals, Inc. 2020 Incentive Award Plan					*
10.4	Lease, effective March 24, 2021, between Zentalis Pharmaceuticals, Inc. and ESRT 1359 Broadway, L.L.C.					*
31.1	Certification of Chief Executive Office pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					*
Certificate of Incorporation of Zentalis Pharmaceuticals, Inc.

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zentalis Pharmaceuticals, Inc.

Date: May 17, 2021	By:	/s/ Anthony Y. Sun, M.D.
Anthony Y. Sun, M.D.
Chief Executive Officer, President and Chairman
(principal executive officer)

Date: May 17, 2021	By:	/s/ Melissa B. Epperly
Melissa B. Epperly
Chief Financial Officer
(principal financial and accounting officer)