Form 10-Q
period 2021-06-30
Zentalis Pharmaceuticals, Inc.
filed 2021-08-12
CIK 1725160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2021, the registrant had 45,052,904 shares of common stock, $0.001 par value per share, outstanding.

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

•We are substantially dependent on the success of our lead product candidates, ZN-c3 and ZN-c5, which are currently in clinical trials. If we are unable to complete development of, obtain approval for and commercialize ZN-c3 and/or ZN-c5 in a timely manner, our business will be harmed.

•The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA, EMA or other comparable foreign regulatory authorities.

•We may face additional risks associated with the development of ZN-c3, ZN-c5, ZN-d5, ZN-e4 and potentially other product candidates in combination with other therapies.

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

•Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Claims by third parties that we infringe their proprietary rights may result in liability for damages or prevent or delay our development and commercialization efforts.

•The COVID-19 pandemic has adversely impacted, and we expect will continue to adversely impact, our business, including our preclinical studies and clinical trials.

BASIS OF PRESENTATION
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “we,” “us,” “our,” the “Company,” “Zentalis” and similar references refer: (1) following the consummation of our statutory conversion to a Delaware corporation on April 2, 2020 in connection with our initial public offering, to Zentalis Pharmaceuticals, Inc., and (2) prior to the completion of such conversion, to Zentalis Pharmaceuticals, LLC. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Corporate Conversion” in this Quarterly Report on Form 10-Q for further information.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts and par value)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$49,170	$54,951
Marketable securities, available-for-sale	201,730	283,554
Accounts receivable from government grants, net	5	417
Prepaid expenses and other current assets	8,301	6,182
Restricted cash	243	—
Total current assets	259,449	345,104
Property and equipment, net	2,251	1,099
Operating lease right-of-use assets	1,195	2,520
Prepaid expenses and other assets	4,794	2,976
Deferred financing costs	716	—
Goodwill	3,736	3,736
In-process research and development	8,800	8,800
Restricted cash	3,021	1,320
Total assets	$283,962	$365,555
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,273	$8,661
Accrued expenses	25,304	19,940
Total current liabilities	33,577	28,601
Deferred tax liability	2,480	2,480
Other long-term liabilities	296	1,097
Total liabilities	36,353	32,178
Commitments and contingencies
EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 41,314,864 and 41,040,286 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	41	41
Additional paid-in capital	529,019	509,339
Accumulated other comprehensive income	94	36
Accumulated deficit	(305,309)	(200,834)
Total stockholders’ equity	223,845	308,582
Noncontrolling interests	23,764	24,795
Total equity	247,609	333,377
Total liabilities and stockholders’ equity	$283,962	$365,555

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Expenses
Research and development	$44,770	$17,452	$83,164	$30,710
General and administrative	10,362	9,924	22,315	13,065
Total operating expenses	55,132	27,376	105,479	43,775
Operating loss	(55,132)	(27,376)	(105,479)	(43,775)
Other Income (Expense)
Investment and other income, net	115	84	214	248
Net loss before income taxes	(55,017)	(27,292)	(105,265)	(43,527)
Income tax expense	45	—	241	—
Net loss	(55,062)	(27,292)	(105,506)	(43,527)
Net loss attributable to noncontrolling interests	(488)	(435)	(1,031)	(544)
Net loss attributable to Zentalis	$(54,574)	$(26,857)	$(104,475)	$(42,983)
Net loss per common share outstanding, basic and diluted	$(1.34)	$(0.78)	$(2.58)	$(2.53)
Common shares used in computing net loss per share, basic and diluted	40,738	34,353	40,549	16,978

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	(55,062)	(27,292)	(105,506)	(43,527)
Other comprehensive income:
Currency translation effects	45	—	45	—
Unrealized gain (loss) on marketable securities	(1)	4	13	4
Total comprehensive loss	$(55,018)	$(27,288)	$(105,448)	$(43,523)
Comprehensive loss attributable to noncontrolling interests	(488)	(435)	(1,031)	(544)
Comprehensive loss attributable to Zentalis	$(54,530)	$(26,853)	$(104,417)	$(42,979)

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Operating Activities:
Consolidated net loss	(105,506)	(43,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	198	76
Share-based compensation	19,610	8,010
Loss on disposal of equipment	15	—
Amortization of premiums on marketable securities, net	521	65
Changes in operating assets and liabilities:
Accounts receivable	412	67
Prepaid expenses and other assets	(3,937)	(4,796)
Accounts payable and accrued liabilities	4,838	1,212
Operating lease right-of-use assets and liabilities, net	267	(11)
Net cash used in operating activities	(83,582)	(38,904)
Investing activities:
Purchases of marketable securities	(77,812)	(137,236)
Proceeds from maturities of marketable securities	159,128	—
Purchases of property and equipment	(1,255)	(56)
Net cash provided by/used in investing activities	80,061	(137,292)
Financing Activities:
Proceeds from issuance of common stock in initial public offering, net	—	172,482
Proceeds from exercise of stock options	70	—
Contributions from noncontrolling interest owners, net	—	18,424
Proceeds from the issuance of Series C convertible preferred units, net	—	14,228
Deferred financing costs	(386)	—
Net cash used in/provided by financing activities	(316)	205,134
Net increase/(decrease) in cash, cash equivalents and restricted cash	(3,837)	28,938
Cash, cash equivalents and restricted cash at beginning of period	56,271	67,489
Cash, cash equivalents and restricted cash at end of period	$52,434	$96,427
Supplemental disclosure of non-cash investing and financing activities:
Costs incurred in connection with initial public offering included in accounts payable and accrued expenses	$—	$70
Accrued deferred financing costs	$330	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows for the periods presented:

	June 30,
	2021	2020
Cash and cash equivalents	$49,170	$96,016
Restricted cash	3,264	411
Total cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statement of Cash Flows	$52,434	$96,427
See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Members’/Stockholders’ Equity(Deficit) and Changes in Redeemable Convertible Preferred Units
(In thousands)

	Three Months Ended June 30, 2021

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at March 31, 2021	41,040	$41	$519,030	$50	$(250,735)	$24,252	$292,638
Share-based compensation expense	—	—	9,919	—	—	—	9,919
Other comprehensive income	—	—	—	44	—	—	44
Issuance of common stock in connection with restricted stock unit vesting	272	—	—	—	—	—	—
Issuance of common stock upon exercise of options, net	4	—	70	—	—	—	70
Cancellation of restricted stock awards	(1)	—	—	—	—	—	—
Net loss attributable to non-controlling interest	—	—	—	—	—	(488)	(488)
Net loss attributable to Zentalis	—	—	—	—	(54,574)	—	(54,574)
Balance at June 30, 2021	41,315	$41	$529,019	$94	$(305,309)	$23,764	$247,609

	Six Months Ended June 30, 2021

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2020	41,040	$41	$509,339	$36	$(200,834)	$24,795	$333,377
Share-based compensation expense	—	—	19,610	—	—	—	19,610
Other comprehensive income	—	—	—	58	—	—	58
Issuance of common stock in connection with restricted stock unit vesting	272	—	—	—	—	—	—
Issuance of common stock upon exercise of options, net	4	—	70	—	—	—	70
Cancellation of restricted stock awards	(1)	—	—	—	—	—	—
Net loss attributable to non-controlling interest	—	—	—	—	—	(1,031)	(1,031)
Net loss attributable to Zentalis	—	—	—	—	(104,475)	—	(104,475)
Balance at June 30, 2021	41,315	$41	$529,019	$94	$(305,309)	$23,764	$247,609

	Three Months Ended June 30, 2020
			Zentalis Members/Stockholders
	Convertible Preferred Units		Convertible Preferred Units		Class A Common Units		Class B Common Units		Common		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Balance at March 31, 2020	10,817	$155,934	—	$—	5,601	$709	2,607	$2,507	$—	$—	$—	$—	$(99,119)	$6,712	$(89,191)
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions and offering costs	—	—	—	—	—	—	—	—	10,589	11	172,354	—	—	—	172,365
Contributions from noncontrolling interest owners	—	—	—	—	—	—	—	—	—	—	—	—	—	18,424	18,424
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	7,681	—	—	—	7,681
Conversion of convertible preferred units to common stock	(10,817)	(155,934)	—	—	—	—	—	—	15,011	15	155,919	—	—	—	155,934
Conversion of common and incentive units to common and restricted stock	—	—	—	—	(5,601)	(709)	(2,607)	(2,507)	10,278	10	3,206	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	4	—	—	4
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	(435)	(435)
Net loss attributable to Zentalis	—	—	—	—	—	—	—	—	—	—	—	—	(26,857)	—	(26,857)
Balance at June 30, 2020	—	$—	—	$—	—	$—	—	$—	35,878	$36	$339,160	$4	$(125,976)	$24,701	$237,925

	Six Months Ended June 30, 2020
			Zentalis Members/Stockholders
	Convertible Preferred Units		Convertible Preferred Units		Class A Common Units		Class B Common Units		Common		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Balance at December 31, 2019	9,950	$141,706	—	$—	5,601	$709	2,671	$2,178	—	$—	—	—	$(82,993)	$6,821	$(73,285)
Issuance of Series C convertible preferred units at $17.50 per unit net of issuance costs	867	14,228	—	—	—	—	—	—	—	—	—	—	—	—	—
Cancellation of profit interest awards, net	—	—	—	—	—	—	(64)	—	—	—	—	—	—	—	—
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions and offering costs	—	—	—	—	—	—	—	—	10,589	11	172,354	—	—	—	172,365
Contributions from noncontrolling interest owners	—	—	—	—	—	—	—	—	—	—	—	—	—	18,424	18,424
Share-based compensation expense	—	—	—	—	—	—	—	329	—	—	7,681	—	—	—	8,010
Conversion of convertible preferred units to common stock	(10,817)	(155,934)	—	—	—	—	—	—	15,011	15	155,919	—	—	—	155,934
Conversion of common and incentive units to common and restricted stock	—	—	—	—	(5,601)	(709)	(2,607)	(2,507)	10,278	10	3,206	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	4	—	—	4
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	(544)	(544)
Net loss attributable to Zentalis	—	—	—	—	—	—	—	—	—	—	—	—	(42,983)	—	(42,983)
Balance at June 30, 2020	—	$—	—	$—	—	$—	—	$—	35,878	$36	$339,160	$4	$(125,976)	$24,701	$237,925

See notes to condensed consolidated financial statements.

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

Liquidity
Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The Company determined that there are no conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that the interim unaudited condensed consolidated financial statements for the quarter ended June 30, 2021 are issued.

2. Interim Unaudited Financial Statements
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. The year-end condensed consolidated balance sheet data was derived from the Company’s audited financial statements but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 25, 2021. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operation for the periods presented, with such adjustments consisting only of normal recurring adjustments.
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
In accordance with the authoritative guidance, we concluded that Kalyra is a business consisting of inputs, employees, intellectual property and processes capable of producing outputs. Additionally, we have concluded that Kalyra is a variable interest entity, we are the primary beneficiary and have the power to direct the activities that most significantly affect Kalyra’s economic performance through common management and our board representation. Prior to the change of control, the Company and Kalyra transacted for the delivery of research and development services and support. The financial position and results of operations of Kalyra have been included in our consolidated financial statements from the date of the initial investment.
Pursuant with authoritative guidance, we have recorded the identifiable assets, liabilities and noncontrolling interests in the VIE at their fair value upon initial consolidation. The identified goodwill is comprised of the workforce and expected synergies from combining the entities. Total assets and liabilities of Kalyra as of June 30, 2021 and December 31, 2020 are as follows (in thousands):

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$663	$417
Other current assets	5	82
In-process research and development	8,800	8,800
Goodwill	3,736	3,736
Accounts payable and accrued expenses	91	83
Deferred tax liability	2,463	2,463
Noncontrolling interests	$6,865	$6,705
The liabilities recognized as a result of consolidating Kalyra do not represent additional claims on our general assets. Pursuant to the authoritative guidance, the equity interest in Kalyra not owned by Zeno is reported as a noncontrolling interest on our condensed consolidated balance sheets.
The following is a reconciliation of equity (net assets) attributable to the noncontrolling interest (in thousands):

June 30,
2021
Noncontrolling interest at beginning of period	$6,705
Net income attributable to noncontrolling interest	160
Noncontrolling interest at end of period	$6,865
4. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	106,485	22	—	106,507
Corporate Debt Securities	11,049	—	(1)	11,048
US Government Agencies	53,319	15	—	53,334
US Treasury	30,828	13	—	30,841
	201,681	50	(1)	201,730

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	147,382	14	(8)	147,388
Corporate Debt Securities	23,576	1	(6)	23,571
US Government Agencies	81,455	32	(1)	81,486
US Treasury	31,105	4	—	31,109
	283,518	51	(15)	283,554

The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of June 30, 2021, because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	June 30, 2021	December 31, 2020
	Estimated Fair Value
Due within one year	$201,730	$247,455
After one but within five years	—	36,099
	$201,730	$283,554

The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	June 30, 2021			December 31, 2020
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$29,346	$—	$29,346	$24,016	$—	$24,016
Corporate Debt Securities	—	—	—	—	4,999	4,999
Total cash equivalents:	29,346	—	29,346	24,016	4,999	29,015

Available-for-sale marketable securities:
Commercial paper	—	106,507	106,507	—	147,388	147,388
Corporate Debt Securities	—	11,048	11,048	—	23,571	23,571
US Government Agencies	—	53,334	53,334	—	81,486	81,486
US Treasury securities	30,841	—	30,841	31,109	—	31,109
Total available-for-sale marketable securities:	30,841	170,889	201,730	31,109	252,445	283,554

Total assets measured at fair value	$60,187	$170,889	$231,076	$55,125	$257,444	$312,569

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2021. We had no instruments that were classified within Level 3 as of June 30, 2021 or December 31, 2020.

5. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Prepaid insurance	$2,338	$1,021
Prepaid software licenses and maintenance	385	563
Foreign R&D credit refund	1,148	692
Prepaid research and development expenses	8,100	5,963
Interest receivable	327	478
Other prepaid expenses	797	441
Total prepaid expenses and other assets	13,095	9,158
Less long-term portion	4,794	2,976
Total prepaid expenses and other assets, current	$8,301	$6,182
6. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Computer and Office Equipment	$554	$529
Lab Equipment	1,714	424
Leasehold Improvements	49	49
Construction in Progress	381	347
Subtotal	2,698	1,349
Accumulated depreciation and amortization	(447)	(250)
Property and equipment, net	$2,251	$1,099
Depreciation and amortization expense for the three months ended June 30, 2021 and 2020 was approximately $119 thousand and $38 thousand, respectively. Depreciation and amortization expense for the six months ended June 30, 2021 and 2020 was approximately $198 thousand and $76 thousand, respectively.

7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued research and development expenses	$16,640	$11,947
Accrued employee expenses	6,389	5,649
Accrued legal expenses	785	—
Accrued general and administrative expenses	126	996
Lease liability	804	902
Taxes payable	560	410
Other	$—	$36
Total accrued expenses	$25,304	$19,940
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
Series C Convertible Preferred Units
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

There were no authorized, issued, or outstanding shares of convertible preferred units at June 30, 2021 and December 31, 2020.
During 2020, we reclassified the convertible preferred units from members’ equity to temporary equity because, in conjunction with the Series C convertible preferred units issuance, all units were now deemed to contain contingent liquidation features that are not solely within our control. During the year ended December 31, 2020, we did not adjust the carrying values of the convertible preferred units to the deemed redemption values of such units since a liquidation event was not probable.

Dividends
Dividends are payable if and when declared by the Board of Directors. No dividends have been declared through June 30, 2021.
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
Class A Common Units
In conjunction with the corporate restructuring in December 2017, 5,187,554 shares of common stock issued and outstanding and 406,831 shares of common stock subject to future vesting provisions of Zeno Pharmaceuticals, Inc. were converted into an equal number of Class A common units of Zentalis Pharmaceuticals, LLC. In September

2019, the number of authorized Class A common units was increased to 20,000,000. During the six months ended June 30, 2021 and 2020, we did not issue any Class A common units. As of June 30, 2021 and 2020, there were no Class A common units subject to future vesting conditions.
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

On July 1, 2021, the Company completed a follow-on offering of its common stock. See Note 13. Subsequent Events.

Share-based Compensation
In the Company’s 2017 Profits Interest Plan (“the Plan”) as approved and adopted by the Board of Directors on December 21, 2017, the Company was authorized to issue up to 3,458,522 shares of Class B common units, (“profits interest award units”), subject to restrictions as described in the Plan.
In April 2020, the Plan was terminated and the Company’s board of directors adopted, and the Company’s stockholders approved the 2020 Incentive Award Plan (“the 2020 Plan”), which became effective upon the corporate conversion and allows for grants to selected employees, consultants and non-employee members of the Board of Directors. We currently grant stock options and restricted stock units under the 2020 Plan. The number of common shares available for issuance under the 2020 Plan is the sum of (1) 5,600,000 shares of common stock; plus (2) any shares forfeited from the unvested restricted shares of our common stock issued upon conversion of unvested Class B common units (up to 1,250,000 shares); plus (3) an annual increase on the first day of each fiscal year beginning with the fiscal year ending December 31, 2021 and continuing to, and including, the fiscal year ending December 31, 2030, equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by our board of directors.

At June 30, 2021, 4,611,181 shares were subject to outstanding awards and 2,348,237 shares were available for future grants of share-based awards.
Total share-based compensation expense related to share based awards was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development expense	$3,923	$2,291	$7,049	$2,426
General and administrative expense	5,996	5,390	12,561	5,584
Total share-based compensation expense	$9,919	$7,681	$19,610	$8,010
Total share-based compensation expense includes $138 thousand of share-based compensation expense for employees, consultants and directors of Zentera Therapeutics, Ltd. (“Zentera”), a Shanghai-based clinical-stage biopharmaceutical company focused on developing cancer therapeutics, for the six months ended June 30, 2021, compared to $0 for the same period in 2020.

Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Profit Interest Award Units	$—	$—	$—	$329
Stock Options	4,820	1,602	8,671	1,602
Employee Stock Purchase Plan	110	—	110	—
RSAs and RSUs	4,989	6,079	10,829	6,079
	$9,919	$7,681	$19,610	$8,010

The fair value of the profits interest awards is estimated using an option pricing model with the following assumptions:

Six Months Ended June 30,
2020
Members’ equity value (in thousands)	$271,207
Threshold amounts (in thousands)	$309,824
Risk free interest rate	1.5%
Volatility	75.0%
Time to liquidity (in years)	1.1
Lack of marketability discount	26.5%
Grant date fair value	$3.06
The Black-Scholes option pricing model is used to estimate the fair value of each profits interest award on the date of grant. The members’ equity value was based on a recent enterprise valuation analysis performed. The threshold amounts are based on the discretion of the Board of Directors at the time of grant. The expected life of the Class B Common Unit awards granted during the period presented was determined based on an expected liquidation event under the plan. We apply the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant consistent with the life of the award. The expected volatility is based on a peer group in the industry in which the Company does business consistent with the expected time to liquidity. The dividend yield was set at zero as the underlying security does not and is not expected to pay a dividend. The Finnerty model and the Asian Protective Put Model methods were used to estimate the discount for lack of marketability inherent to the awards.
The Class B common units issued have been classified as equity awards, and share-based compensation expense is based on the grant date fair value of the award. During the six months ended June 30, 2021 and 2020, we issued zero and 70,000 Class B common units, respectively. As of June 30, 2021 and December 31, 2020, there were no Class B common units outstanding.
Stock Options and Restricted Stock Units
The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company estimates expected volatility based on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company uses the “simplified method” for estimating the expected term of employee options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years). The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not issued any dividends and does not expect to issue dividends over the life of the options. As a result, the Company has estimated the dividend yield to be zero. The fair value of the stock options granted during the three and six months ended June 30, 2021 and June 30, 2020 was determined with the following assumptions:

	June 30, 2021	June 30, 2020
Expected volatility	76.0%	77.5%
Average expected term (in years)	6	6
Risk-free interest rate	0.8%	0.5%
Expected dividend yield	—%	—%
Employee Stock Purchase Plan
The weighted average assumptions used to estimate the fair value of stock purchase rights under the employee stock purchase plan (“ESPP”) are as follows:

	Three Months Ended June 30,
	2021	2020
ESPP
Volatility	64%	—
Expected term (years)	0.5	—
Risk free rate	—%	—
Expected dividend yield	—	—
Under the terms of the ESPP, the Company’s employees may elect to have up to 20% of their compensation, up to a maximum of $21,250 per calendar year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lower of the fair market value per share (at closing) of the Company’s common stock on (i) the first trading day of a six-month offering period, or (ii) the applicable purchase date, defined as the last trading day of the six-month offering period.
Total unrecognized estimated compensation cost by type of award and the weighted average requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	June 30, 2021
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$66,109	3.24
RSAs	1,715	2.06
RSUs	$9,520	2.33
ESPP	$111	0.30

During the six months ended June 30, 2021, we issued an immaterial amount of shares of common stock in connection with the exercises of stock options. For the six months ended June 30, 2021, 205,424 shares of common stock issued in conjunction with certain restricted stock awards vested. Outstanding stock options, unvested restricted stock awards, and unvested restricted stock units totaling approximately 4.1 million shares, 0.5 million shares and 0.5 million shares of our common stock, respectively, were outstanding as of June 30, 2021.
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

Leases
Our commitments include payments related to operating leases. Approximate annual future minimum operating lease payments as of June 30, 2021 are as follows (in thousands):

Year	Operating Leases
2021	$534
2022	637
Total minimum lease payments:	1,171
Less: imputed interest	(72)
Total operating lease liabilities	1,099
The weighted-average remaining lease term of our operating leases is approximately 1.0 year. As of June 30, 2021, we had entered into two additional leases for real estate that have not yet commenced with total minimum lease payments of approximately $105.9 million. These leases are expected to commence in the fourth quarter of 2021 and have lease terms of 10 years and 11 years, respectively.

11. Net Loss Per Common Share/Class A Common Unit
Basic and diluted net loss per common share/Class A common unit were calculated as follows (in thousands except per share and per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to Zentalis	$(54,574)	$(26,857)	$(104,475)	$(42,983)
Denominator:
Weighted average number of common shares outstanding, basic and diluted	40,738	34,353	40,549	16,978
Net loss per common share	$(1.34)	$(0.78)	$(2.58)	$(2.53)
Our potential and dilutive securities, which include outstanding stock options, unvested RSAs and unvested RSUs have been excluded from the computation of diluted net loss per common share as the effect would be anti-dilutive.
The following common stock equivalents have been excluded from the calculations of diluted net loss per common share because their inclusion would be antidilutive (in thousands).

	June 30,
	2021	2020
Outstanding stock options	4,078	1,986
Unvested RSAs	536	1,063
Unvested RSUs	534	1,146
	5,148	4,195
12. Related Party Disclosures
Kalyra Pharmaceuticals, Inc. and Recurium IP Holdings, LLC

On December 21, 2017, we acquired 17,307,692 shares of Series B preferred stock of Kalyra Pharmaceuticals, Inc. for a per share price of twenty-six cents ($0.26) or approximately $4.5 million. The management team and stockholders of Kalyra are also stockholders of the Company.
Prior to the investment, we entered into a license agreement and a master services agreement with Kalyra. The license agreement was signed and commenced on December 31, 2014 for the exclusive rights to develop and commercialize products derived from Kalyra’s technology in the initial area of oncology. The license agreement and all rights were subsequently sold from Kalyra to Recurium IP Holdings, LLC (“Recurium IP”), an entity with common ownership to Kalyra prior to the Zentalis investment. Under the agreement, we have agreed to make payments to Recurium IP based on specific milestones. In addition, the Company shall pay mid to high-single digit percentage royalties on net product sales to Recurium IP and sublicense fees on any consideration paid to us by a sublicensor. All payments are based on Recurium Equity, LLC’s, an affiliate company of Recurium IP, equity ownership stake in us as of December 2020. The license agreement will terminate upon the later of the last expiration of the patent rights or 15 years from the date of commencement. For the six months ended June 30, 2021 and 2020, we paid $5.0 million and zero, respectively, in milestone payments to Recurium IP.

The Master Services Agreement (“MSA”) was entered into in January 2015 and states that Kalyra may provide research and development services to us and that we shall reimburse such expenses on a time and materials basis based on the initial statements of work. For each of the three months ended June 30, 2021 and 2020, we did not incur any expense with Kalyra. For the six months ended June 30, 2021 and 2020, we incurred approximately zero and seventeen thousand dollars of expense with Kalyra, respectively, that was eliminated in consolidation for research and development services provided. As of June 30, 2021 and 2020, there was no balance due to Kalyra.
We entered into an Intercompany Services Agreement (“ISA”) with Kalyra in January 2018 which states that we may provide research and development services to Kalyra and that Kalyra shall reimburse such expenses on a time and materials basis. For the three months ended June 30, 2021 and 2020, we provided $26,000 of research and development services to Kalyra that we eliminated in consolidation. For the six months ended June 30, 2021 and 2020, we provided immaterial research and development services to Kalyra that were eliminated in consolidation, respectively. As of June 30, 2021 and 2020, an immaterial amount was due from Kalyra and eliminated in consolidation, respectively.
Tempus

Kimberly Blackwell, M.D., is a member of the Company's board of directors and is also the Chief Medical Officer of Tempus Labs, Inc. ("Tempus"). The Company entered into a Master Services Agreement with Tempus in December 2020 to provide data licensing and research services. There were $1.0 million and zero fees incurred for services performed by Tempus for the six months ended June 30, 2021 and 2020, respectively.

13. Subsequent Events
Follow-On Public Offering
On July 1, 2021, pursuant to its registration statement on Form S-3 (Registration No. 333-255737), filed with the SEC on May 4, 2021, the Company completed a follow-on offering of its common stock. The Company issued and sold 3,565,000 shares of its common stock at a public offering price of $48.50 per share, which includes the exercise in full by the underwriters of their option to purchase up to 465,000 additional shares. The total gross proceeds for the offering are approximately $172.9 million, before deducting underwriting discounts and commissions and offering expenses payable by the Company.
Zentera Series B Offering
In July 2021, Zentera entered into a Series B Preference Shares Purchase Agreement (the “Series B Preference Agreement”). Under the terms of the Series B Preference Agreement, Zentera raised approximately $75 million in gross proceeds. Zentalis entities collaborate with Zentera on the development and commercialization of ZN-c3, ZN-c5, and ZN-d5 for the treatment or prevention of disease, other than for pain, in the People’s Republic of China, Macau, Hong Kong and Taiwan. The Company holds approximately 40% equity interest in Zentera following the financing.

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
We are developing a broad pipeline of product candidates with an initial focus on validated oncology targets with the potential to address large patient populations. We currently have two (2) lead product candidates - ZN-c3 and ZN-c5. ZN-c3, an inhibitor of WEE1, a protein tyrosine kinase, is currently being evaluated in a Phase 2 monotherapy clinical trial for the treatment of uterine serous carcinoma, or USC, in a Phase 1/2 clinical trial for the treatment of advanced solid tumors as a monotherapy and in a Phase 1b clinical trial in combination with chemotherapy in patients with advanced ovarian cancer. In 2021, we intend to initiate a Phase 1/2 monotherapy trial for a tumor agnostic, predictive biomarker, a Phase 1/2 clinical trial evaluating ZN-c3 in combination with chemotherapy in osteosarcoma, and a Phase 1/2 clinical trial evaluating ZN-c3 in combination with GlaxoSmithKline’s PARP inhibitor niraparib (ZEJULA®), as part of a clinical research collaboration in ovarian cancer. ZN-c5 is an oral selective estrogen receptor degrader, or SERD, currently being evaluated in a Phase 1/2 clinical trial for the treatment of estrogen receptor-positive, human epidermal growth factor receptor 2-negative, or ER+/HER2-, advanced or metastatic breast cancer. We have designed ZN-c5 to have high potency and selectivity, as well as favorable tolerability and pharmacokinetic, or PK, properties. We intend to report interim results from the monotherapy and palbociclib combination portions of these Phase 1/2 trials in the first half of 2022.

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

Initial Data from Phase 1/2 Clinical Trial of ZN-c3

ZN-c3 (WEE1 Inhibitor)
On June 28, 2021, we announced clinical and regulatory updates across our pipeline of product candidates, including new interim clinical data from the Phase 1 clinical trial of ZN-c3. Interim data results from the Phase 1 monotherapy trial of ZN-c3 as of a data cut-off date of May 15, 2021 are as follows:

Two unconfirmed Partial Responses, or PRs, previously reported at AACR were confirmed, bringing the total number of confirmed PRs from the ongoing Phase 1 monotherapy trial from three to five. Since reporting initial clinical data at AACR, an additional unconfirmed PR was reported in a patient with uterine serous carcinoma, or USC, resulting in three out of seven USC patients evaluable having responded to treatment. Overall, the objective response rate, or ORR, increased from 40% to 43% based on RECIST criteria. Clinical results were seen across four different tumor types, signaling potential for broad oncology application.

Within the exceptional responder population of the ongoing Phase 1 monotherapy trial, in a patient with an ongoing treatment duration of more than eight months, the Company observed a deepening response of 65% to
69% tumor size decrease based on RECIST criteria. In addition, as of a data cut-off date of May 14, 2021, ZN-c3 was observed to be well-tolerated, with a lower overall rate of severe hematological adverse events relative to that previously reported at AACR with respect to the previous data cut-off date of February 12, 2021. The rate of treatment related white blood cell count decrease / neutropenia decreased to 2.2% as of the May 14, 2021 data cut-off date from 3.6% as of the February 12, 2021 data cut-off date.

Additional regulatory and clinical updates announced with respect to ZN-c3 are as follows:
Following an end-of-Phase 1 meeting, the U.S. Food and Drug Administration, or FDA, concurred in principle with the proposal that ZN-c3 has the potential for an accelerated approval pathway based on the proposed global study design of ZN-c3-004, a Phase 2 monotherapy trial planned with registrational intent in women with recurrent or persistent USC. The trial has been initiated, with multiple sites open to date.

We intend to launch a biomarker-driven Phase 2 study subject to FDA feedback. This Phase 2 tumor agnostic trial planned with registrational intent, which we expect to initiate by the end of 2021, would investigate ZN-c3 in patients with solid tumors that express the identified predictive biomarker.

ZN-c3, in combination with chemotherapy, has received orphan drug designation, and rare pediatric disease designation from the FDA for pediatric osteosarcoma. We intend to initiate a Phase 1/2 clinical trial of ZN-c3 in combination with chemotherapy in pediatric patients with osteosarcoma in the third quarter of 2021. Additionally, if ZN-c3 were to obtain approval for the designated indication, we believe it may be eligible for a rare pediatric disease priority voucher upon approval.

We have agreed to support two planned additional investigator-initiated trials: a trial with the Ivy Brain Center in glioblastoma multiforme that we expect to initiate in 2021, and a trial in combination with immunotherapy with Dana Farber in triple negative breast cancer that we expect to initiate in 2022.

Our China joint venture, Zentera, is advancing corresponding clinical trials in China for ZN-c3.

ZN-c5 (Oral SERD)
Also on June 28, 2021, we announced the following clinical updates with respect to our ongoing clinical trials evaluating ZN-c5 in combination and as a monotherapy.

In the ongoing Phase 1 monotherapy dose escalation and expansion studies evaluating a total of 56 patients with two median prior lines of treatment for safety and efficacy, we observed a clinical benefit rate, or CBR, of 54% and an ORR of 13% at the 300 mg, once daily, or QD, dose as of the May 11, 2021 data cut-off. An oral dose of 50 mg QD (n=16) demonstrated a CBR of 40%, with many patients in this dose cohort remaining on study drug and in the trial. Across all doses from 50 mg to 300 mg QD, the observed CBR was 31% and the ORR was 5%. ZN-c5 generated two PRs at the 150 mg and 300 mg doses. As of the May 11, 2021 data cut-off, treatment emergent adverse events, or AEs, related to ZN-c5 were found in less than 10% of the patients and there were no observed cases of bradycardia, visual disturbances, QTC or dizziness. Of note, treatment related diarrhea adverse event was 3.6%, with only Grade 1 or 2 events observed. The Phase 2 monotherapy trial has been initiated and we may evaluate ZN-c5 at multiple dose levels within the study.

In the ongoing Phase 1/2 clinical trial evaluating ZN-c5 in combination with Pfizer’s CDK4/6 palbociclib, and the
Phase 1b clinical trial evaluating ZN-c5 in combination with Lilly’s CDK4/6 abemaciclib, the safety and tolerability data suggested ZN-c5 has the potential to be a promising candidate for further evaluation in combinations. As of the May 11, 2021 cut-off, individual treatment emergent AEs related to ZN-c5 were found in less than 10% of the patients and no grade 3 or grade 4 AEs related to ZN-c5 were observed. We continue to enroll patients in the two separate combination trials and expect to report initial results in the first half of 2022 from one or more of these trials.

In the ongoing Window of Opportunity Initial Biomarker study (n=35), estrogen receptor degradation was observed across all doses tested. One patient in the 300 mg dose cohort with Grade 3/4 LFT increases resolved without incident after study end.

ZN-d5 (BCL-2 Inhibitor)
The Phase 1 monotherapy dose escalation trial for ZN-d5, initiated in the fourth quarter of 2020, has enrolled 14 patients in five dose cohorts with relapsed/refractory Non-Hodgkin’s Lymphoma. Additionally, no dose limiting toxicities have been identified. We expect patients with acute myeloid leukemia will begin enrollment in the third quarter of 2021. We intend to report initial results from this Phase 1 trial in the first half of 2022.

ZN-e4 (EGFR Inhibitor)
The ongoing Phase 1/2 dose escalation trial for ZN-e4 in patients with advanced non-small cell lung cancer has enrolled 26 patients to date, both osimertinib-naïve and experienced. ZN-e4 has been well-tolerated at all doses as of the March 25, 2021 data cut-off, and clinical activity was identified at doses greater than 80 mg QD. We intend to report initial results from the Phase 1/2 trial in the fourth quarter of 2021.

Liquidity Overview

Since our inception, our operations have been limited to organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product pipeline. We do not have any products approved for commercial sale and have not generated any revenues from product sales. In April 2020, we completed our IPO and issued and sold approximately 10.6 million shares of our common stock at a public offering price of $18.00 per share, including approximately 1.4 million shares in connection with the full exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $172.4 million, after deducting underwriting discounts and commissions and offering expenses. In August 2020, we completed a follow-on offering of our common stock and issued and sold approximately 4.7 million shares of our common stock at a public offering price of $35.00 per share, including approximately 0.6 million shares in connection with the full exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $155.2 million, after deducting underwriting discounts and commissions and offering expenses. In July 2021, we completed an additional follow-on offering of our common stock and issued and sold approximately 3.6 million shares of our common stock at a public offering price of $48.50 per share, including approximately 0.5 million shares in connection with the full exercise of the underwriters’ option to purchase additional shares, resulting in gross proceeds of approximately $172.9 million before deducting underwriting discounts and commissions and offering expenses.

We had cash, cash equivalents and marketable securities of $250.9 million as of June 30, 2021. We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2021, together with the net proceeds from our July 2021 follow-on offering, will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2023. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
Since inception, we have incurred significant operating losses. Our net losses were $118.5 million for the year ended December 31, 2020, and $105.5 million and $43.5 million for the six months ended June 30, 2021 and June 30, 2020, respectively. Our net losses were $55.1 million and $27.3 million for the three months ended June 30, 2021 and June 30, 2020, respectively. We had an accumulated deficit of $305.3 million as of June 30, 2021. We expect to continue to incur significant expenses and operating losses for the foreseeable future.
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
Impact of COVID-19 Pandemic
We continue to monitor how the COVID-19 pandemic is affecting our employees, business, preclinical studies and clinical trials. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices and limited the number of staff in any given research and development laboratory by operating on rotational schedules. Disruptions caused by the COVID-19 pandemic have resulted in difficulties including delays in initiating new trial sites and certain supply chain activities, suspension of enrollment at some of our existing trial sites, and the incurrence of additional costs as a result of preclinical study and clinical trial delays and adjustments. Limited operations at our laboratory facilities have also resulted in delays in our research-stage programs. As a result, we expect that the COVID-19 pandemic will continue to impact our business, results of operations, clinical development timelines and financial condition. At this time, there is significant uncertainty relating to the trajectory of the COVID-19 pandemic and impact of related responses. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the impact of variants, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the continued impact on financial markets and the global economy, the adoption and effectiveness of vaccines and vaccine distribution efforts, and the effectiveness of the global response to contain and treat the disease. See “Risk Factors— The COVID-19 pandemic has adversely impacted and we expect will continue to adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1A. of this Quarterly Report on Form 10-Q.

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

Under the terms of the Recurium Agreement, we are obligated to make development and regulatory milestone payments, pay royalties for net sales and make sublicensing payments with respect to certain licensed products directed to one of ten specific biological targets, including ZN-c3, ZN-c5 and ZN-e4. We are obligated to make development and regulatory milestone payments for such licensed products of up to $44.5 million. In addition, we are obligated to make milestone payments up to $150,000 for certain licensed products used in animals. We are also obligated to pay royalties on sales of such licensed products at a mid- to high-single digit percentage. In addition, if we choose to sublicense or assign to any third parties our rights under the Recurium Agreement with respect to such licensed products, we must pay to Recurium IP 20% of sublicensing income received in connection with such transaction.
Mayo Foundation for Medical Education and Research
In February 2016, and as amended in April 2017 and December 2017, we entered into an option agreement, or the Mayo Agreement, with Mayo Foundation for Medical Education and Research under which we were granted an exclusive option to obtain a nonexclusive worldwide license to know-how and an exclusive worldwide license to related patent rights created by Mayo under the Mayo Agreement. The Mayo Agreement provided that it will expire on the date of the last to expire of the Mayo patent rights or, if no Mayo patent rights arise, on February 11, 2021. No Mayo patent rights were created under the Mayo Agreement; therefore the agreement expired on February 11, 2021. In consideration for the grant of know-how we provided grants of common stock on the first anniversary and Class A common units on the second and third anniversaries following entry into the Mayo Agreement. As of June 30, 2021, we have granted equity securities which amount to 15,435 shares of common stock under the Mayo Agreement.
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

Zentera Therapeutics
In May 2020, each of our subsidiaries Zeno Alpha, Inc., K-Group Alpha, Inc. and K-Group Beta, Inc. entered into a collaboration and license agreement with our joint venture, Zentera, which we refer to as the “Zentera Sublicenses”, pursuant to which we collaborate with Zentera on the development and commercialization of ZN-c3, ZN-c5 and ZN-d5, respectively, whether alone or in a licensed product, or the Collaboration Products, in each case for the treatment or prevention of disease, other than for pain, which is referred to as the Zentera Field, in the People’s Republic of China, Macau, Hong Kong and Taiwan, which is referred to as the “Zentera Collaboration Territory. Under each Zentera Sublicense, Zentera will lead development, and upon regulatory approval, the commercialization, of the Collaboration Products in the Zentera Collaboration Territory. On May 19, 2020, Zentera issued an aggregate of 60.2% of its issued shares of common stock to Zeno Alpha, Inc., K-Group Alpha, Inc., K-Group Beta, Inc., Zeno Management, Inc. and Zeno Beta, Inc. In July 2021, Zentera entered into a Series B Preference Shares Purchase Agreement, pursuant to which it raised approximately $75.0 million in gross proceeds. We hold an approximately 40% equity interest in Zentera following the financing. Anthony Y. Sun, M.D., our President and Chief Executive Officer, serves as Chief Executive Officer and a member of the board of directors of Zentera, and Kevin D. Bunker, Ph.D., our Chief Operating Officer, serves as a member of the board of directors of Zentera.
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
Zentera filed four Clinical Trial Applications, or CTAs (China equivalent of IND), and four have been approved in China to date for ZN-c3, ZN-c5, and ZN-c3 in combination. Zentera has begun enrolling two clinical trials for ZN-c3 and ZN-c5.

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

The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
ZN-c3	$8,661	2,520	$16,465	$4,161
ZN-c5	10,101	$6,180	17,281	10,873
ZN-d5	3,867	1,412	8,039	2,679
ZN-e4	394	274	711	1,027
Unallocated research and development expenses	21,747	7,066	40,668	11,970
Total research and development expenses	$44,770	$17,452	$83,164	$30,710
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
Income Taxes
Since our inception, we and our corporate subsidiaries have generated cumulative federal, state and foreign net operating loss in certain jurisdictions for which we have not recorded any net tax benefit due to uncertainty around utilizing these tax attributes within their respective carryforward periods.

Results of Operations
Comparison of Three Months Ended June 30, 2021 to Three Months Ended June 30, 2020
The following table summarizes our results of operations for the periods indicated, together with the changes in those items in dollars:

	Three Months Ended June 30,		Increase (Decrease)
	2021	2020
	(in thousands)
Operating expenses
Research and development	$44,770	$17,452	$27,318
General and administrative	10,362	9,924	438
Total operating expenses	55,132	27,376	27,756
Loss from operations	(55,132)	(27,376)	(27,756)
Investment and other income, net	115	84	31
Net loss before income taxes	(55,017)	(27,292)	(27,725)
Income tax expense	45	—	45
Net loss	(55,062)	(27,292)	(27,770)
Net loss attributable to noncontrolling interest	(488)	(435)	(53)
Net loss attributable to Zentalis	$(54,574)	$(26,857)	$(27,717)
Revenue
We did not generate any revenue for the three months ended June 30, 2021 and June 30, 2020.
Research and Development Expenses
Research and development expenses for the three months ended June 30, 2021 were $44.8 million, compared to $17.5 million for the three months ended June 30, 2020. The increase of $27.3 million was primarily due to increases in external research and development expenses related to our lead product candidates, as we advanced our Phase 1/2 clinical trials for ZN-c3 and ZN-c5. In addition, in the three months ended June 30, 2021, we conducted additional preclinical studies, incurred additional manufacturing costs, and incurred increased costs for study and lab materials. Unallocated research and development expenses increased by $14.7 million primarily due to $7.0 million of additional employee related costs associated with increased headcount to support our platform development, $4.6 ,million of outside services, and $1.5 million for licenses, supplies and other collaborative efforts. Facilities and other allocable overhead expenses increased by $1.6 million.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2021 were $10.4 million, compared to $9.9 million during the three months ended June 30, 2020. This increase of $0.5 million was primarily attributable to an increase of $2.0 million in employee-related and supply costs, partially offset by a reduction in allocable overhead facility expenses.

Investment and Other Income, Net
Investment and other income was $0.1 million for the three months ended June 30, 2021, compared to less than $0.1 million for the three months ended June 30, 2020. The increase was the result of interest earned on higher invested cash and marketable securities balances.
Income Tax Expense
The provision for income taxes was forty-five thousand for the three months ended June 30, 2021. No provision for income taxes was recorded in the comparable period last year. The provision for income taxes for the three months ended June 30, 2021 is entirely attributable to the Company’s Australian subsidiary which had not commenced operations in the comparable period in 2020.
Net Loss
Net loss was $55.1 million for three months ended June 30, 2021 compared to $27.3 million for the three months ended June 30, 2020. The $27.8 million increase in net loss was primarily the result of the increases in research and development and general and administrative expenses discussed above.
Comparison of Six Months Ended June 30, 2021 to Six Months Ended June 30, 2020
The following table summarizes our results of operations for the periods indicated, together with the changes in those items in dollars:

	Six Months Ended June 30,		Increase (Decrease)
	2021	2020
	(in thousands)
Operating expenses
Research and development	$83,164	30,710	$52,454
General and administrative	22,315	13,065	9,250
Total operating expenses	105,479	43,775	61,704
Loss from operations	(105,479)	(43,775)	(61,704)
Investment and other income, net	214	248	(34)
Net loss before income taxes	(105,265)	(43,527)	(61,738)
Income tax expense	241	—	241
Net loss	(105,506)	(43,527)	(61,979)
Net loss attributable to noncontrolling interest	(1,031)	(544)	(487)
Net loss attributable to Zentalis	$(104,475)	(42,983)	$(61,492)

Revenue
We did not generate any revenue for the six months ended June 30, 2021 and June 30, 2020.

Research and Development Expenses
Research and development expenses for the six months ended June 30, 2021 were $83.2 million, compared to $30.7 million for the six months ended June 30, 2020. The increase of $52.5 million was primarily due to increases in external research and development expenses related to our lead product candidates, as we advanced our Phase 1/2 clinical trials for ZN-c3 and ZN-c5. In addition, in the six months ended June 30, 2021, we conducted additional preclinical studies, incurred additional manufacturing costs, and incurred increased costs for study and lab materials. Unallocated research and development expenses increased by $28.7 million primarily due to $13.6 million of additional employee related costs, $6.8 million of outside services, and $1.5 million of supplies, subscriptions and licenses/permits. Facilities and other allocable overhead expenses increased by $3.6 million.
General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2021 were $22.3 million, compared to $13.1 million during the six months ended June 30, 2020. This increase of $9.2 million was primarily attributable to an increase of $10.1 million in employee-related costs of which $6.5 million was driven by non-cash stock-based compensation from incentive grants issued during the period and increased headcount to support our growth. Supplies and insurance increased by $0.9 million and $0.8 million, respectively. These amounts were partially offset by a decrease in allocable overhead expenses.
Investment and Other Income, Net
Investment and other income was $0.4 million for the six months ended June 30, 2021, compared to $0.2 million for the six months ended June 30, 2020. The increase of $0.2 million was the result of interest earned on higher invested cash and marketable securities balances.
Income Tax Expense
The provision for income taxes was $0.2 million for the six months ended June 30, 2021. No provision for income taxes was recorded in the comparable period last year. The provision for income taxes for the six months ended June 30, 2021 is entirely attributable to the Company’s Australian subsidiary which had not commenced operations in the comparable period in 2020.

Net Loss
Net loss was $105.5 million for the six months ended June 30, 2021, compared to $43.5 million for the six months ended June 30, 2020. The $62.0 million increase in net loss was primarily attributable to increases in research and development and general and administrative expenses discussed above.
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
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity securities. From inception through June 30, 2021, we raised a total of $518.1 million in gross proceeds from the sale of our Series A, B and C convertible preferred units and from the sale of shares of our common stock through our IPO in April 2020 and a follow-on public offering of common stock in August 2020. As of June 30, 2021, we had cash, cash equivalents, and marketable securities of $250.9 million, and an accumulated deficit of $305.3 million. We had no indebtedness as of June 30, 2021.
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
July 2021 Follow-On Offering

In July 2021, we completed a follow-on offering of our common stock and issued and sold approximately 3.6 million shares of our common stock at a public offering price of $48.50 per share, including approximately 0.5 million shares in connection with the full exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $172.9 million, after deducting underwriting discounts and commissions and offering expenses.

Cash Flows

The following table summarizes our sources and uses of cash for the period presented:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(83,582)	$(38,904)
Net cash provided by/used in investing activities	80,061	(137,292)
Net cash used in/provided by financing activities	(316)	205,134
Net increase/(decrease) in cash and cash equivalents	$(3,837)	$28,938
Operating Activities
We have incurred losses since inception. Net cash used in operating activities for the six months ended June 30, 2021 was $83.6 million, consisting primarily of our net loss of $105.5 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses, as well as changes in operating assets and liabilities of $1.6 million, partially offset by non-cash adjustments of $20.3 million.
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
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2021 of $80.0 million was attributable to the proceeds from maturities of marketable securities of $159.1 million, offset by net investment of excess cash of $77.8 million and the purchases of property and equipment of $1.3 million.
Net cash used in investing activities for the six months ended June 30, 2020 of $137.3 million was attributable to the net investment of excess cash of $137.2 million and the purchase of property and equipment of $56,000.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2021 of $0.3 million primarily relates to deferred financing costs of $0.4 million, partially offset by $70,000 from the issuance of common stock associated with the exercise of stock options.
Net cash provided by financing activities for the six months ended June 30, 2020 of $205.1 million primarily relates to net proceeds from the completion of our initial public offering of $172.5 million, the issuance of our Series C convertible preferred units of $14.2 million and contributions from noncontrolling interest owners of $18.4 million.
Funding Requirements
Our operating expenses have increased substantially in 2020 and to date in 2021 and are expected to increase substantially in the future in connection with our ongoing activities.
Specifically, our expenses will increase as we:
•advance the clinical development of ZN-c3, ZN-c5, ZN-d5 and ZN-e4 for the treatment of oncology indications;

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
We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2021, together with the net proceeds from our July 2021 follow-on offering, will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2023. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drugs, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:
•the progress, costs and results of our clinical trials for our programs for ZN-c3, ZN-c5, ZN-d5 and ZN-e4;
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
In addition, the magnitude and duration of the COVID-19 pandemic and its impact on our liquidity and future funding requirements is uncertain as of the filing date of this Quarterly Report on Form 10-Q, as the pandemic continues to evolve globally. We have considered and will continue to consider the availability of relief provided by such legislative actions as the Families First Act and the CARES Act, and have opted to pursue certain, but not all measures including the deferral of employer payroll taxes, but not including Payroll Protection Plan loans. See “Impact of COVID-19 Pandemic” and “Risk Factors— The COVID-19 pandemic has adversely impacted and we expect will continue to adversely impact our business, including our preclinical studies and clinical trials”.

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
Critical Accounting Policies and Use of Estimates
There have been no significant changes to our critical accounting policies from our disclosure reported in “Critical Accounting Policies and Estimates” in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a clinical stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We have no products approved for commercial sale and have not generated any revenue from product sales. To date, we have devoted substantially all of our resources and efforts to organizing and staffing our company, business planning, executing partnerships, raising capital, discovering, identifying and developing potential product candidates, securing related intellectual property rights and conducting preclinical studies and clinical trials of our product candidates, including the ongoing clinical trials of ZN-c3, ZN-c5, ZN-d5 and ZN-e4. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability than it could be if we had a longer operating history.
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
We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date and have financed our operations principally through private financings and our initial public offering, or IPO. We have incurred net losses of $118.5 million for the year ended December 31, 2020, and $105.5 million and $43.5 million for the six months ended June 30, 2021 and June 30, 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $305.3 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. Four of our product candidates, ZN-c3, ZN-c5, ZN-d5 and ZN-e4, are in clinical trials. Our other programs are in preclinical research. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential products.
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
Our business depends entirely on the successful discovery, development and commercialization of our product candidates. We currently generate no revenues from sales of any products. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any future collaborator’s ability, to achieve a number of objectives, including:
•successful and timely completion of preclinical and clinical development of our product candidates, including ZN-c3, ZN-c5, ZN-d5 and ZN-e4 and any other future product candidates, as well as the associated costs, including any unforeseen costs we have incurred and may continue to incur as a result of preclinical study or clinical trial delays due to the COVID-19 pandemic or other causes;
•establishing and maintaining relationships with contract research organizations, or CROs, and clinical sites for the clinical development, both in the United States and internationally, of our product candidates, including ZN-c3, ZN-c5, ZN-d5 and ZN-e4 and any other future product candidates;
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we initiate and conduct clinical trials of, and seek marketing approval for, ZN-c3, ZN-c5, ZN-d5, ZN-e4 and our other product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency, or the EMA, or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for any of our product candidates, including ZN-c3, ZN-c5, ZN-d5 and ZN-e4, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We have also incurred, and expect to continue to incur, additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations.
As of June 30, 2021, we had cash and cash equivalents and marketable securities of $250.9 million. Based on current business plans, we believe that our existing cash, cash equivalents and marketable securities as of June 30, 2021, together with the net proceeds from our July 2021 follow-on offering, will be sufficient to fund our operating expenses and capital expenditures requirements into the third quarter of 2023, but will not be sufficient to fund all of the activities that are necessary to complete the development of our product candidates. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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
Risks Related to the Discovery, Development and Commercialization of Our Product Candidates
We are substantially dependent on the success of our lead product candidates, ZN-c3, and/or ZN-c5, which are currently in clinical trials. If we are unable to complete development of, obtain approval for and commercialize these product candidates in a timely manner, our business will be harmed.
Our future success is dependent on our ability to timely complete clinical trials, obtain marketing approval for and successfully commercialize our lead product candidates. We are investing significant efforts and financial resources in the research and development of ZN-c3 and ZN-c5. ZN-c3 and ZN-c5 will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote ZN-c3 or ZN-c5, or any other product candidate, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of our lead product candidates will depend on several factors, including the following:
•the successful and timely completion of our ongoing clinical trials of ZN-c3 and ZN-c5;
•the initiation and successful patient enrollment and completion of additional clinical trials of ZN-c3 and ZN-c5 on a timely basis;
•maintaining and establishing relationships with CROs and clinical sites for the clinical development of ZN-c3 and ZN-c5 both in the United States and internationally;
•the frequency and severity of adverse events in the clinical trials;
•the efficacy, safety and tolerability profiles that are satisfactory to the FDA, EMA or any comparable foreign regulatory authority for marketing approval;
•the timely receipt of marketing approvals for ZN-c3 and ZN-c5 from applicable regulatory authorities;
•the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•the maintenance of existing or the establishment of new supply arrangements with third-party drug product suppliers and manufacturers for clinical development of ZN-c3 and ZN-c5;
•the maintenance of existing, or the establishment of new, scaled production arrangements with third-party manufacturers to obtain finished products that are appropriate for commercial sale of ZN-c3 and ZN-c5 if approved, including for supplies of drugs that we are testing in combination with ZN-c3 and ZN-c5;
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
We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize ZN-c3 and ZN-c5, which would materially harm our business. If we do not receive marketing approvals for ZN-c3 and ZN-c5, we may not be able to continue our operations.

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
We are developing ZN-c5 as an oral SERD. There is currently no FDA-approved oral SERD. We have not received regulatory approval for ZN-c5 and cannot be certain that our approach will lead to the development of an approvable or marketable product, alone or in combination with other therapies. We may not succeed in demonstrating safety and efficacy of ZN-c5 in our ongoing Phase 1/2 clinical trial or in larger-scale clinical trials. Advancing ZN-c5 as an oral SERD creates significant challenges for us, including:
•obtaining marketing approval, as the FDA or other regulatory authorities have never approved an orally available SERD;
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
The regulatory approval processes of the FDA and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.
We are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities impose similar requirements. The time required to obtain approval by the FDA and other comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Even if we eventually complete clinical testing and receive approval of any regulatory filing for our product candidates, the FDA and other comparable foreign regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested. We have not submitted for, or obtained, regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.
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
Applications for our product candidates could fail to receive regulatory approval for many reasons, including the following:
•the FDA or other comparable foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials;
•the FDA or other comparable foreign regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;
•the population studied in the clinical trial may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;
•the FDA or other comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a New Drug Application, or NDA, or other submission or to obtain regulatory approval in the United States or elsewhere;
•we may be unable to demonstrate to the FDA or other comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;
•the FDA or other comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•the approval policies or regulations of the FDA or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
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
Before obtaining marketing approval from the FDA or other comparable foreign regulatory authorities for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete and its ultimate outcome is uncertain. A failure of one or more clinical trials can occur at any stage of the process. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs.
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
•obtaining approval from one or more institutional review boards, or IRBs or ethics committees;
•IRBs or ethics committees refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;
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
•a facility manufacturing our product candidates or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practice, or cGMP, regulations or similar foreign requirements or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
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
In addition, disruptions caused by the COVID-19 pandemic have caused and we expect will continue to cause difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs or ethics committees for reexamination, which may impact the costs, timing or successful completion of a clinical trial.
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
Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for their intended uses. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials will be successful. We do not know whether ZN-c3, ZN-c5, ZN-d5 and ZN-e4 will perform in current or future clinical trials as ZN-c3, ZN-c5, ZN-d5 and ZN-e4 have performed in preclinical studies, or, with respect to ZN-c3, ZN-c5 and ZN-e4, ongoing clinical trials to date. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA and other comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials.
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
Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or comparable foreign regulatory authority approval. We cannot guarantee that the FDA or foreign regulatory authorities will interpret trial results as we do, and more trials could be required before we are able to submit applications seeking approval of our product candidates. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidate, which may also limit its commercial potential. Furthermore, the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval, which may lead to the FDA or comparable foreign regulatory authorities delaying, limiting or denying approval of our product candidates.
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
Patient enrollment is a significant factor in the timing of clinical trials, and the timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA or other comparable foreign regulatory authorities. Additionally, certain clinical trials for future product candidates may be focused on indications with relatively small patient populations, which may further limit enrollment of eligible patients or may result in slower enrollment than we anticipate. The eligibility criteria of our clinical trials, once established, may further limit the pool of available trial participants.
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
We intend to develop ZN-c3, ZN-c5, ZN-d5, ZN-e4 and potentially other product candidates in combination with other therapies, which exposes us to additional risks.
We intend to develop ZN-c3, ZN-c5, ZN-d5, ZN-e4 and likely other future product candidates in combination with one or more other approved or unapproved therapies to treat cancer or other diseases. For example, we are currently evaluating ZN-c3 in combination with the approved agent niraparib, and ZN-c5 in combination with certain approved agents including palbociclib and abemaciclib.
Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or comparable foreign regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product or that safety, efficacy, manufacturing or supply issues could arise with any of those existing therapies. If the therapies we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA or comparable foreign regulatory authorities may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.
We also may choose to evaluate ZN-c3, ZN-c5, ZN-d5, ZN-e4 or any other future product candidates in combination with one or more cancer therapies that have not yet been approved for marketing by the FDA or comparable foreign regulatory authorities. We will not be able to market and sell ZN-c3, ZN-c5, ZN-d5, ZN-e4 or any product candidate we develop in combination with an unapproved cancer therapy for a combination indication if that unapproved therapy does not ultimately obtain marketing approval either alone or in combination with our product. In addition, unapproved cancer therapies face the same risks described with respect to our product candidates currently in development and clinical trials, including the potential for serious adverse effects, delay in their clinical trials and lack of FDA approval.
If the FDA or comparable foreign regulatory authorities do not approve these other drugs or revoke their approval of, or if safety, efficacy, quality, manufacturing or supply issues arise with, the drugs we choose to evaluate in combination with our product candidate we develop, we may be unable to obtain approval of or market such combination therapy.
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
We have chosen to initially address well-validated biochemical targets, and therefore expect to face competition from existing products and products in development for each of our product candidates. There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. Many of these current and potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources and commercial expertise than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA or other comparable foreign regulatory authorities or in discovering, developing and commercializing products in our field before we do.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe effects, are more convenient, have a broader label, are marketed more effectively, are reimbursed or are less expensive than any products that we may develop. Our competitors also may obtain marketing approval from the FDA or other comparable foreign regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Even if the product candidates we develop achieve marketing approval, they may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our products we may develop, if approved, could be adversely affected.
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
Our business exposes us to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA or other regulatory authority investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs. FDA or other regulatory authority investigations could potentially lead to a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources and substantial monetary awards to trial participants or patients. We currently have product liability insurance that we believe is appropriate for our stage of development and may need to obtain higher levels prior to marketing any of our product candidates, if approved. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have an adverse effect on our business and financial condition. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics that we or our collaborators may develop.
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
Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the member states of the European Union, or EU, medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing authorization. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, product prices under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.
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
If significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, other comparable regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects.
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
Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion and reimbursement of the product candidate in those countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.
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
Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with cGMPs or similar foreign requirements and GCP for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations or similar foreign requirements and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:
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
We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, the results of the 2020 U.S. Presidential Election may impact our business and industry. Namely, the previous administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these orders will be implemented, or whether they will be rescinded and replaced under the current administration. The policies and priorities of the new administration are unknown and could materially impact the regulations governing our product candidates. In addition, the EU has adopted the Clinical Trials Regulation, or CTR, in April 2014, which is expected to become applicable by early 2022. The CTR will be directly applicable in all EU member states, repealing the current Clinical Trials Directive. Conduct of all clinical trials performed in the European Union will continue to be bound by currently applicable provisions until the new CTR becomes applicable. The extent to which ongoing clinical trials will be governed by the CTR will depend on when the CTR becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the CTR becomes applicable the CTR will at that time begin to apply to the clinical trial. The CTR harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which will notably contain a centralized EU portal and database. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

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
If we are required by the FDA or similar regulatory authorities to obtain approval (or clearance, or certification) of a companion diagnostic test in connection with approval of any of our product candidates, and we do not obtain or face delays in obtaining approval (or clearance, or certification) of a diagnostic device, we will not be able to commercialize such product candidate and our ability to generate revenue will be materially impaired.
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
If the FDA or a comparable regulatory authority requires approval, clearance or certification of a companion diagnostic for any of our product candidates, whether before or after it obtains marketing approval, we, and/or future collaborators, may encounter difficulties in developing and obtaining approval for such product candidate. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval, clearance or certification of a companion diagnostic could delay or prevent approval or continued marketing of such product candidate.
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
Approval, clearance or certification of companion diagnostics may be subject to further legislative or regulatory reforms notably in the EU.

On May 25, 2017, the new In Vitro Medical Devices Regulation (2017/746, or IVDR) entered into force. The IVDR repeals and replaces the EU In Vitro Diagnostic Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU member, regulations are directly applicable, i.e., without the need for adoption of EU member states laws implementing them, in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. The IVDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. The IVDR will, however, only become applicable in May 2022.

The regulation of companion diagnostics will be subject to further requirements as of May 2022. The IVDR introduces a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue a CE certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a marketing authorization application for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national competent authorities or the EMA.
These modifications may make it more difficult and costly for us to obtain regulatory clearances or approvals or certifications for our companion diagnostics or to manufacture, market or distribute our products after clearance or approval or certification is obtained.

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
The ability of the FDA and other regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the Securities and Exchange Commission, or the SEC, and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would be appropriate. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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
For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was passed, which substantially changes the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision,
President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact the ACA or our business. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021 unless additional congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three (3) to five (5) years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.
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
•the federal false claims laws, including the civil False Claims Act, which can be enforced by private citizens through civil whistleblower or qui tam actions, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
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
State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For instance, the collection and use of health data in the European Union is governed by the General Data Protection Regulation, or the GDPR, which went into effect in May 2018 and which extends the geographical scope of European Union data protection law to non-European Union entities under certain conditions, tightens existing European Union data protection principles, creates new obligations for companies and new rights for individuals. The GDPR also applies to the European Economic Area, or the EEA (which consists of the 27 EU member states plus Iceland, Liechtenstein and Norway). Failure to comply with the GDPR may result in substantial fines, which can be up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. This may be onerous and if our efforts to comply with GDPR or other applicable European Union laws and regulations are not successful, it could adversely affect our business in the European Union. Moreover, the United Kingdom leaving the EU could also lead to further legislative and regulatory changes. Following the United Kingdom’s withdrawal from the EEA and the EU, and the expiration of the transition period, from January 1, 2021, companies have to comply with both the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. On January 1, 2021, the United Kingdom became a third country for the purposes of the GDPR. It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term. On June 28, 2021, the European Commission adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from member states in the European Union to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in June 2025 unless the European Commission renews or extends that decision and remains under review by the Commission during this period. In addition, on June 28, 2018, the State of California enacted the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and similar laws have been proposed at the federal level and in other states.
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
We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers and vendors may engage in misconduct or other improper activities. Misconduct by these parties could include failures to comply with FDA and other foreign authorities regulations, provide accurate information to the FDA, comply with federal and state health care fraud and abuse laws and regulations, accurately report financial information or data or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by these parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations.
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
•interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state or foreign governments, employers and others or interruption of clinical trial subject visits and study procedures (such as endoscopies that are deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;
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
The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the impact of variants, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the adoption and effectiveness of vaccination efforts and other actions taken in the United States and other countries to contain and treat the disease.
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
•managing our internal development efforts effectively, including the clinical, FDA, EMA and other comparable foreign regulatory agencies’ review process for ZN-c3, ZN-c5, ZN-d5 and ZN-e4 and any other future product candidates, while complying with any contractual obligations to contractors and other third parties we may have; and
•improving our operational, financial and management controls, reporting systems and procedures.
Our future financial performance and our ability to successfully develop and, if approved, commercialize, ZN-c3, ZN-c5, ZN-d5 and ZN-e4 and any other future product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. Furthermore, certain of our employees, including members of our management team, perform services on behalf of Kalyra Pharmaceuticals, Inc., a corporation that is 25% owned by us, pursuant to intercompany service agreements. As a result, such individuals do not allocate all of their time and resources to us and our other subsidiaries which, coupled with the need to manage growth activities, could further limit their ability to devote a sufficient amount of attention to day-to-day activities of our business.
We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of ZN-c3, ZN-c5, ZN-d5 and ZN-e4 and any other future product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing third party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.
If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize ZN-c3, ZN-c5, ZN-d5 and ZN-e4 and any other future product candidates and, accordingly, may not achieve our research, development and commercialization goals.
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
Much like the federal Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to physicians is governed by the national laws of EU member states, such as the UK Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.
Payments made to physicians in certain EU member states must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and/or approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU member states. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
In addition, in most foreign countries, including the EU and the EEA, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for biopharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales and the potential profitability of any of our product candidates in those countries would be negatively affected.
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
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2020, we had available federal net operating loss, or NOL, carryforwards of approximately $183.0 million for federal income tax purposes, of which $162.0 million were generated in taxable years beginning after December 31, 2017 and can be carried forward indefinitely, but may only be used to offset 80% of our taxable income in taxable years beginning after December 31, 2020. This limitation may require us to pay U.S. federal income taxes in future years despite generating federal NOLs in prior years. Our federal NOLs generated in tax years beginning prior to January 1, 2018 are not subject to this limitation, but are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law, and will start to expire in 2033 if not utilized. Our NOL carryforwards could expire unused, to the extent subject to expiration, or otherwise be unavailable to offset future taxable income because of their limited duration or because of restrictions under applicable tax law.

In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in our ownership by one or more “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change federal NOLs and certain other pre-change tax attributes to offset its post-change taxable income and income tax liabilities may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. We have not conducted any studies to determine whether any such ownership changes have occurred or the annual limitations, if any, that could result from such ownership changes. Our ability to utilize those NOLs could be limited by an ownership change as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations.

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

As the biopharmaceutical industry expands and more patents issue, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published we may be unaware of third-party patents that may be infringed by commercialization of any of our product candidates, and we cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes these patents. Any claims of patent infringement asserted by third parties would be time consuming and could:
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
We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators and third-party CROs, to conduct certain aspects of our preclinical studies and clinical trials and to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations and similar foreign requirements. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be adversely affected if any of these third parties violates federal, state or foreign fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
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
We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations or similar foreign requirements for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations.
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
We would face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of intellectual property and industry and market conditions generally. The potential collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. Further, we may not be successful in our efforts to establish a collaboration or other alternative arrangements for future product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view them as having the requisite potential to demonstrate safety and efficacy.
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
•speculative trading in and short sales of our common stock, as well as trading phenomena such as the “short squeeze”;
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
As of June 30, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 65.5% of our outstanding common stock. As a result, these stockholders will be able to significantly influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Outstanding shares of our common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act, or to the extent that such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Moreover, holders of a substantial number of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates, and the lock-up agreements, if applicable. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.
In addition, we, our executive officers and our directors, as well as certain of our affiliates holding collectively approximately 8.2 million shares of our common stock, have agreed that, subject to certain exceptions, during the period ending 90 days after the date of the prospectus supplement filed in connection with our July 2021 public offering, we and they will not (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of our common stock beneficially owned (as such term is used in Rule 13d-3 of the Exchange Act) or any other securities so owned convertible into or exercisable or exchangeable for common stock, or make any public announcement of an intention to do any of the foregoing, (ii) file any registration statement with the SEC relating to the offering of any shares of our common stock or any securities convertible into or exercisable or exchangeable for common stock without, or (iii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the common stock, whether any such transaction described above is to be settled by delivery of common stock or such other securities, in cash or otherwise, or make any demand for, or exercise any right with respect to, the registration of any shares of common stock or any security convertible into or exercisable or exchangeable for common stock, in each case, the prior written consent of Morgan Stanley & Co. LLC, Jefferies LLC and SVB Leerink LLC on behalf of the underwriters, who may release any of the securities subject to these lock-up agreements at any time without notice.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates on unfavorable terms to us.
We may seek additional capital through a variety of means, including through public or private equity, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. For example, in August 2020 and July 2021, we completed underwritten public offerings of our common stock. To the extent that we raise additional capital through the sale of equity or convertible debt or equity securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing may result in dilution to stockholders, imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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
As of June 30, 2021, net proceeds of approximately $172.4 million from our IPO have been invested in investment grade, interest-bearing instruments. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated April 2, 2020, filed with the SEC pursuant to Rule 424(b) relating to our registration statement on Form S-1 (Registration No. 333-236959), as amended, filed in connection with our IPO.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

2.1	Plan of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.1	05/15/2020
2.2	Certificate of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.2	05/15/2020
3.1	Certificate of Incorporation of Zentalis Pharmaceuticals, Inc.	S-8	333-237593	4.1	04/07/2020
3.2	Bylaws of Zentalis Pharmaceuticals, Inc.	8-K	001-39263	3.1	03/19/2021
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data file (formatted as inline XBRL and contained in Exhibit 101)					*

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zentalis Pharmaceuticals, Inc.

Date: August 12, 2021	By:	/s/ Anthony Y. Sun, M.D.
Anthony Y. Sun, M.D.
Chief Executive Officer, President and Chairman
(principal executive officer)
Date: August 12, 2021	By:	/s/ Melissa B. Epperly
Melissa B. Epperly
Chief Financial Officer
(principal financial and accounting officer)