Form 10-Q
period 2021-09-30
Zentalis Pharmaceuticals, Inc.
filed 2021-11-10
CIK 1725160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ZNTL	The Nasdaq Stock Market LLC (Nasdaq Global Market)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 9, 2021, the registrant had 45,305,544 shares of common stock, $0.001 par value per share, outstanding.

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

•Risks related to our ceasing to qualify as an emerging growth company after December 31, 2021.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts and par value)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$40,807	$54,951
Marketable securities, available-for-sale	325,984	283,554
Accounts receivable from government grants, net	108	417
Prepaid expenses and other current assets	10,423	6,182
Restricted cash	243	—
Total current assets	377,565	345,104
Property and equipment, net	4,698	1,099
Operating lease right-of-use assets	693	2,520
Prepaid expenses and other assets	6,042	2,976
Goodwill	3,736	3,736
In-process research and development	—	8,800
Investment in Zentera Therapeutics	39,326	—
Restricted cash	3,021	1,320
Total assets	$435,081	$365,555
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,046	$8,661
Accrued expenses	31,369	19,940
Total current liabilities	39,415	28,601
Deferred tax liability	1,670	2,480
Other long-term liabilities	—	1,097
Total liabilities	41,085	32,178
Commitments and contingencies
EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 45,198,528 and 41,040,286 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	45	41
Additional paid-in capital	702,855	509,339
Accumulated other comprehensive income	32	36
Accumulated deficit	(309,500)	(200,834)
Total stockholders’ equity	393,432	308,582
Noncontrolling interests	564	24,795
Total equity	393,996	333,377
Total liabilities and stockholders’ equity	$435,081	$365,555

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Expenses
Research and development	$53,998	$24,670	$137,162	$55,380
General and administrative	8,872	10,097	31,187	23,162
Total operating expenses	62,870	34,767	168,349	78,542
Operating loss	(62,870)	(34,767)	(168,349)	(78,542)
Other Income (Expense)
Investment and other income, net	99	120	313	368
Gain on deconsolidation of Zentera	51,582	—	51,582	—
Net loss before income taxes	(11,189)	(34,647)	(116,454)	(78,174)
Income tax expense (benefit)	(697)	18	(456)	18
Net loss	(10,492)	(34,665)	(115,998)	(78,192)
Net loss attributable to noncontrolling interests	(6,301)	(110)	(7,332)	(654)
Net loss attributable to Zentalis	$(4,191)	$(34,555)	$(108,666)	$(77,538)
Net loss per common share outstanding, basic and diluted	$(0.09)	$(0.91)	$(2.59)	$(3.21)
Common shares used in computing net loss per share, basic and diluted	44,609	37,959	41,918	24,143

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	(10,492)	(34,665)	(115,998)	(78,192)
Other comprehensive income:
Currency translation effects	(45)	—	—	—
Unrealized gain (loss) on marketable securities	(17)	19	(4)	23
Total comprehensive loss	$(10,554)	$(34,646)	$(116,002)	$(78,169)
Comprehensive loss attributable to noncontrolling interests	(6,301)	(110)	(7,332)	(654)
Comprehensive loss attributable to Zentalis	$(4,253)	$(34,536)	$(108,670)	$(77,515)

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating Activities:
Consolidated net loss	(115,998)	(78,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	335	127
IPR&D impairment	8,800	—
Recognized tax gain on IPR&D impairment	(2,462)	—
Gain on deconsolidation of Zentera, net of tax	(49,930)	—
Share-based compensation	27,266	15,259
Loss on disposal of equipment	15	—
Amortization of premiums on marketable securities, net	712	224
Changes in operating assets and liabilities:
Accounts receivable	309	18
Prepaid expenses and other assets	1,696	(5,784)
Accounts payable and accrued liabilities	12,310	9,049
Operating lease right-of-use assets and liabilities, net	(125)	(169)
Net cash used in operating activities	(117,072)	(59,468)
Investing activities:
Purchases of marketable securities	(280,285)	(304,085)
Proceeds from maturities of marketable securities	237,139	29,000
Deconsolidation of Zentera cash	(14,320)	—
Purchases of property and equipment	(3,916)	(97)
Net cash used in investing activities	(61,382)	(275,182)
Financing Activities:
Proceeds from issuance of common stock in initial public offering, net	—	172,482
Proceeds from issuance of common stock under equity incentive plans	4,031	—
Contributions from noncontrolling interest owners, net	—	18,424
Proceeds from issuance of common stock, net	162,223	155,899
Proceeds from the issuance of Series C convertible preferred units, net	—	14,228
Net cash provided by financing activities	166,254	361,033
Net increase/(decrease) in cash, cash equivalents and restricted cash	(12,200)	26,383
Cash, cash equivalents and restricted cash at beginning of period	56,271	67,489
Cash, cash equivalents and restricted cash at end of period	$44,071	$93,872
Supplemental disclosure of non-cash investing and financing activities:
Costs incurred in connection with initial public offering included in accounts payable and accrued expenses	$—	$594

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows for the periods presented:

	September 30,
	2021	2020
Cash and cash equivalents	$40,807	$92,552
Restricted cash	3,264	1,320
Total cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statement of Cash Flows	$44,071	$93,872
See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Members’/Stockholders’ Equity(Deficit) and Changes in Redeemable Convertible Preferred Units
(In thousands)

	Three Months Ended September 30, 2021

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at June 30, 2021	41,315	$41	$529,019	$94	$(305,309)	$23,764	$247,609
Share-based compensation expense	—	—	7,656	—	—	—	7,656
Other comprehensive income	—	—	—	(62)	—	—	(62)
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions and offering costs	3,565	4	162,219	—	—	—	162,223
Issuance of common stock in connection with restricted stock unit vesting	170	—	—	—	—	—	—
Deconsolidation event	—	—	—	—	—	(16,899)	(16,899)
Issuance of common stock upon exercise of options, net	137	—	3,416	—	—	—	3,416
Shares issued under employee stock purchase plan	15		545				545
Cancellation of restricted stock awards	(3)	—	—	—	—	—	—
Net loss attributable to non-controlling interest	—	—	—	—	—	(6,301)	(6,301)
Net loss attributable to Zentalis	—	—	—	—	(4,191)	—	(4,191)
Balance at September 30, 2021	45,199	$45	$702,855	$32	$(309,500)	$564	$393,996

	Nine Months Ended September 30, 2021

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2020	41,040	$41	$509,339	$36	$(200,834)	$24,795	$333,377
Share-based compensation expense	—	—	27,266	—	—	—	27,266
Other comprehensive income	—	—	—	(4)	—	—	(4)
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions and offering costs	3,565	4	162,219	—	—	—	162,223
Issuance of common stock in connection with restricted stock unit vesting	442	—	—	—	—	—	—
Deconsolidation event	—	—	—	—	—	(16,899)	(16,899)
Issuance of common stock upon exercise of options, net	141	—	3,486	—	—	—	3,486
Shares issued under employee stock purchase plan	15		545				545
Cancellation of restricted stock awards	(4)	—	—	—	—	—	—
Net loss attributable to non-controlling interest	—	—	—	—	—	(7,332)	(7,332)
Net loss attributable to Zentalis	—	—	—	—	(108,666)	—	(108,666)
Balance at September 30, 2021	45,199	$45	$702,855	$32	$(309,500)	$564	$393,996

	Three Months Ended September 30, 2020
	Zentalis Stockholders
	Common		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount
Balance at June 30, 2020	$35,878	$36	$339,160	$4	$(125,976)	$24,701	$237,925
Share-based compensation expense	—	—	7,249	—	—	—	7,249
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions and offering costs	4,744	5	155,300	—	—	—	155,305
Cancellation of restricted stock awards	(7)	—	—	—	—	—	—
Other comprehensive income	—	—	—	19	—	—	19
Net loss attributable to non-controlling interest	—	—	(187)	—	—	77	(110)
Net loss attributable to Zentalis	—	—	—	—	(34,555)	—	(34,555)
Balance at September 30, 2020	40,615	$41	$501,522	$23	$(160,531)	$24,778	$365,833

	Nine Months Ended September 30, 2020
			Zentalis Members/Stockholders
	Convertible Preferred Units		Convertible Preferred Units		Class A Common Units		Class B Common Units		Common		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Balance at December 31, 2019	9,950	$141,706	—	$—	5,601	$709	2,671	$2,178	—	$—	—	—	$(82,993)	$6,821	$(73,285)
Issuance of Series C convertible preferred units at $17.50 per unit net of issuance costs	867	14,228	—	—	—	—	—	—	—	—	—	—	—	—	—
Cancellation of profit interest awards, net	—	—	—	—	—	—	(64)	—	—	—	—	—	—	—	—
Issuance of common stock in connection with an initial public offering, net of underwriting discounts, commissions and offering costs	—	—	—	—	—	—	—	—	10,589	11	172,354	—	—	—	172,365
Contributions from noncontrolling interest owners	—	—	—	—	—	—	—	—	—	—	—	—	—	18,424	18,424
Share-based compensation expense	—	—	—	—	—	—	—	329	—	—	14,930	—	—	—	15,259
Conversion of convertible preferred units to common stock	(10,817)	(155,934)	—	—	—	—	—	—	15,011	15	155,919	—	—	—	155,934
Conversion of common and incentive units to common and restricted stock	—	—	—	—	(5,601)	(709)	(2,607)	(2,507)	10,278	10	3,206	—	—	—	—
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions and offering costs	—	—	—	—	—	—	—	—	4,744	5	155,300	—	—	—	155,305
Cancellation of restricted stock awards	—	—	—	—	—	—	—	—	(7)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	23	—	—	23
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	—	—	(187)	—	—	(467)	(654)
Net loss attributable to Zentalis	—	—	—	—	—	—	—	—	—	—	—	—	(77,538)	—	(77,538)
Balance at September 30, 2020	—	$—	—	$—	—	$—	—	$—	40,615	$41	$501,522	$23	$(160,531)	$24,778	$365,833

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

Liquidity
Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The Company determined that there are no conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that the interim unaudited condensed consolidated financial statements for the quarter ended September 30, 2021 are issued.

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
The condensed consolidated financial statements include our accounts and our wholly-owned subsidiaries and variable interest entity (“VIE”) for which we are the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.
We evaluate our ownership, contractual and other interests in entities that are not wholly-owned by us to determine if these entities are VIEs, and, if so, whether we are the primary beneficiary of the VIE. In determining whether we are the primary beneficiary of a VIE and therefore required to consolidate the VIE, we apply a qualitative approach that determines whether we have both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the rights to receive benefits from, the VIE that could potentially be significant to that VIE. We continuously assess whether we are the primary beneficiary of a VIE as changes to existing relationships or future transactions may result in the consolidation or deconsolidation, as the case may be, of such VIE.
The equity method is used to account for investments in which we have the ability to exercise significant influence, but not control, over the investee. Such investments are recorded on the balance sheet, and the share of net income or losses of equity investments is recognized on a one quarter lag in investment and other income (expense), net.
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
Significant Accounting Policies
During the nine months ended September 30, 2021, there have been no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 outside of the equity method accounting for investments and adoption and pending adoption of recent accounting pronouncements mentioned below.
Equity Method Accounting

We have significant influence, but not a controlling interest, in Zentera. From the deconsolidation of Zentera during July 2021 prospectively, this investment is accounted for using the equity method. Our share of earnings or losses of the investment entity are reported on the consolidated statement of operations through investment and other income, net, with a corresponding increase or decrease to the equity investment carried on the statement of financial position. This information is generally not received sufficiently timely for us to record our portion of earnings or loss in the current financial statements and therefore we report our portion of earnings or loss on a one quarter lag.
Adoption and Pending Adoption of Recent Accounting Pronouncements
The following table provides a brief description of recently issued accounting standards, those adopted in the current period and those not yet adopted:

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321)	This standard clarifies the interaction between accounting standards related to equity securities (ASC 321), equity method investments (ASC 323), and certain derivatives (ASC 815).	January 1, 2021	As of January 1, 2021, we did not hold equity securities, equity method investments or derivatives. The impact of this new accounting guidance in 2021 did not have a material impact to our consolidated financial statements at the time of adoption.

As of July 2021, we hold an equity method investment which is accounted for under ASC 323. The investment is recorded on the consolidated statement of financial position at fair value as of the date of deconsolidation. The Company’s share of earnings or losses of the investment entity are reported on the consolidated statement of operations through investment and other income, net with a corresponding increase or decrease to the equity investment.

3. Significant Transactions
Zentera Therapeutics
In May 2020, we became a majority common shareholder of Zentera Therapeutics, Ltd., a Shanghai-based clinical-stage biopharmaceutical company focused on developing cancer therapeutics (“Zentera”), concurrent with its Series A convertible preferred stock offering. The financial position and results of operations of Zentera have been included in our consolidated financial statements from the date of the initial investment as a result of our control of the entity. In July 2021, Zentera completed a Series B convertible preferred stock offering which diluted our investment to a position of less than majority owned. Upon review of the facts and circumstances, together with the authoritative accounting literature, we determined that consolidation of Zentera is no longer appropriate. After the July 2021 Series B convertible preferred offering in which we did not participate, our review concluded that we ceased to have a controlling financial interest in Zentera, an additional board member was added to the Zentera board of directors and we concluded that we no longer have the power to direct the activities that most significantly affect Zentera’s economic performance nor are we the primary beneficiary of Zentera.
Beginning in July 2021, the financial position and results of operations of Zentera are no longer included in our consolidated financial statements. An equity method investment of $39.3 million was recorded on our balance sheet representing the fair value of our common stock investment using the backsolve method with consideration for a lack of marketability at the time of deconsolidation. A corresponding deferred tax liability of $1.7 million representing the tax impact of the unrealized gain on deconsolidation was recorded during the three months ended September 30, 2021. A gain of $51.6 million, measured as the difference between the fair value of our retained noncontrolling interest together with the carrying amount of the Zentera noncontrolling interest, and the carrying amount of Zentera’s assets and liabilities was recognized during the third quarter of 2021.
In May 2020, each of our subsidiaries Zeno Alpha, Inc., K-Group Alpha, Inc., Zeno Management Inc., and K-Group Beta, Inc. entered into a collaboration and royalty-bearing license agreement with Zentera, which we refer to as the “Zentera Sublicenses,” pursuant to which we collaborate with Zentera on the development and commercialization of ZN-c3, ZN-c5 and ZN-d5, respectively, in the People’s Republic of China, Macau, Hong Kong and Taiwan, which is referred to as the “Zentera Collaboration Territory.” Under each Zentera Sublicense, Zentera will lead development, and upon regulatory approval, the commercialization, of the collaboration products in the Zentera Collaboration Territory.
Under the terms of the Zentera Sublicenses, Zentera is responsible for the costs of developing the Collaboration Products in the Zentera Collaboration Territory, and we are responsible for the costs of developing the Collaboration Products outside the Zentera Collaboration Territory, provided that Zentera will reimburse us for a portion of the costs for global data management, pharmacovigilance, safety database management, and chemistry, manufacturing and controls activities with respect to each Collaboration Product. Prior to the deconsolidation of Zentera, these costs were eliminated in consolidation. For the period subsequent to deconsolidation to September 30, 2021, the amounts incurred under this arrangement totaled $2.9 million and are presented as contra-research and development expense in the consolidated statement of operations. A corresponding receivable is recorded within prepaid expenses and other current assets on the consolidated balance sheet.

4. Business Combinations
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
Pursuant with authoritative guidance, we have recorded the identifiable assets, liabilities and noncontrolling interests in the VIE at their fair value upon initial consolidation. The identified goodwill is comprised of the workforce and expected synergies from combining the entities. During the third quarter of 2021, Kalyra determined that they will no longer pursue the development of Kalyra’s lead product candidate and ceased the associated clinical trial. The in-process research and development costs (“IPR&D”) recorded on Kalyra’s balance sheet exclusively relates to this candidate. Management recorded an impairment charge of $8.8 million within the research and development expense line item on the consolidated statement of operations during the third quarter of 2021, which resulted in a reduction of the IPR&D asset from $8.8 million to zero. The impairment of IPR&D resulted in a reversal of the associated deferred tax liability of $2.4 million during the third quarter of 2021. Total assets and liabilities of Kalyra as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$556	$417
Other current assets	107	82
In-process research and development	—	8,800
Goodwill	3,736	3,736
Accounts payable and accrued expenses	124	83
Deferred tax liability	—	2,463
Noncontrolling interests	$564	$6,705
The liabilities recognized as a result of consolidating Kalyra do not represent additional claims on our general assets. Pursuant to the authoritative guidance, the equity interest in Kalyra not owned by Zentalis is reported as a noncontrolling interest on our condensed consolidated balance sheets.
The following is a reconciliation of equity (net assets) attributable to the noncontrolling interest (in thousands):

September 30,
2021
Noncontrolling interest at beginning of period	$6,705
Net loss attributable to noncontrolling interest	(6,141)
Noncontrolling interest at end of period	$564
5. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	239,391	23	(2)	239,412
Corporate Debt Securities	10,145	—	(3)	10,142
US Government Agencies	35,731	6	—	35,737
US Treasury	40,685	9	(1)	40,693
	325,952	38	(6)	325,984

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	147,382	14	(8)	147,388
Corporate Debt Securities	23,576	1	(6)	23,571
US Government Agencies	81,455	32	(1)	81,486
US Treasury	31,105	4	—	31,109
	283,518	51	(15)	283,554

The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of September 30, 2021, because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	September 30, 2021	December 31, 2020
	Estimated Fair Value
Due within one year	$315,988	$247,455
After one but within five years	9,996	36,099
	$325,984	$283,554

The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	September 30, 2021			December 31, 2020
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	25,648	—	25,648	$24,016	$—	$24,016
Corporate Debt Securities	—	—	—	—	4,999	4,999
Total cash equivalents:	25,648	—	25,648	24,016	4,999	29,015

Available-for-sale marketable securities:
Commercial paper	—	239,412	239,412	—	147,388	147,388
Corporate Debt Securities	—	10,142	10,142	—	23,571	23,571
US Government Agencies	—	35,737	35,737	—	81,486	81,486
US Treasury securities	40,693	—	40,693	31,109	—	31,109
Total available-for-sale marketable securities:	40,693	285,291	325,984	31,109	252,445	283,554

Total assets measured at fair value	66,341	285,291	351,632	$55,125	$257,444	$312,569

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2021. We had no instruments that were classified within Level 3 as of September 30, 2021 or December 31, 2020.

6. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Prepaid insurance	$1,661	$1,021
Prepaid software licenses and maintenance	207	563
Foreign R&D credit refund	1,345	692
Prepaid research and development expenses	9,136	5,963
Interest receivable	288	478
Zentera receivable	2,940	—
Other prepaid expenses	888	441
Total prepaid expenses and other assets	16,465	9,158
Less long-term portion	6,042	2,976
Total prepaid expenses and other assets, current	$10,423	$6,182
7. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Computer and Office Equipment	$563	$529
Lab Equipment	1,883	424
Leasehold Improvements	49	49
Construction in Progress	2,787	347
Subtotal	5,282	1,349
Accumulated depreciation and amortization	(584)	(250)
Property and equipment, net	$4,698	$1,099
Depreciation and amortization expense for the three months ended September 30, 2021 and 2020 was approximately $137 thousand and $51 thousand, respectively. Depreciation and amortization expense for the nine months ended September 30, 2021 and 2020 was approximately $335 thousand and $127 thousand, respectively.

8. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued research and development expenses	$19,589	$11,947
Accrued employee expenses	7,883	5,649
Accrued general and administrative expenses	2,268	996
Lease liability	862	902
Taxes payable	767	410
Other	$—	$36
Total accrued expenses	$31,369	$19,940
9. Convertible Preferred Units
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

There were no authorized, issued, or outstanding shares of convertible preferred units at September 30, 2021 and December 31, 2020.
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

Dividends
Dividends are payable if and when declared by the Board of Directors. No dividends have been declared through September 30, 2021.
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
10. Members’ Equity
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
Class A Common Units
In conjunction with the corporate restructuring in December 2017, 5,187,554 shares of common stock issued and outstanding and 406,831 shares of common stock subject to future vesting provisions of Zeno Pharmaceuticals, Inc. were converted into an equal number of Class A common units of Zentalis Pharmaceuticals, LLC. In September

2019, the number of authorized Class A common units was increased to 20,000,000. During the nine months ended September 30, 2021 and 2020, we did not issue any Class A common units. As of September 30, 2021 and 2020, there were no Class A common units subject to future vesting conditions.
Class B Common Units
In conjunction with the corporate restructuring in December 2017, 703,000 options exercisable into Zeno Pharmaceuticals, Inc. common stock were converted into an equal number of Class B Common Units of Zentalis Pharmaceuticals, LLC. In September 2019, the number of authorized Class B common units was increased to 3,458,522.
IPO and Follow-on Offerings
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

On July 1, 2021, the Company completed a follow-on offering in which the Company issued and sold 3,565,000 shares of common stock (including 465,000 shares of common stock in connection with the full exercise of the underwriters’ option to purchase additional shares) at a public offering price of $48.50 per share. The Company’s aggregate gross proceeds from the sale of shares in the follow-on offering, including the sale of shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, was $172.9 million before fees and expenses of $10.7 million.

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

At September 30, 2021, 4,418,484 shares were subject to outstanding awards and 2,237,052 shares were available for future grants of share-based awards.
Total share-based compensation expense related to share based awards was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expense	$3,697	$2,180	$10,746	$4,606
General and administrative expense	3,959	5,069	16,520	10,653
Total share-based compensation expense	$7,656	$7,249	$27,266	$15,259
Prior to the deconsolidation during the third quarter of 2021, total share-based compensation expense includes $138 thousand of share-based compensation expense for employees, consultants and directors of Zentera, for the nine months ended September 30, 2021, compared to $187 thousand for the same period in 2020.

Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Profit Interest Award Units	$—	$—	$—	$329
Stock Options	5,596	2,212	14,267	3,814
Employee Stock Purchase Plan	103	—	213	—
RSAs and RSUs	1,957	5,037	12,786	11,116
	$7,656	$7,249	$27,266	$15,259

The fair value of the profits interest awards is estimated using an option pricing model with the following assumptions:

Nine Months Ended September 30,
2020
Members’ equity value (in thousands)	$271,207
Threshold amounts (in thousands)	$309,824
Risk free interest rate	1.5%
Volatility	75.0%
Time to liquidity (in years)	1.1
Lack of marketability discount	26.5%
Grant date fair value	$3.06
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
The Class B common units issued have been classified as equity awards, and share-based compensation expense is based on the grant date fair value of the award. During the nine months ended September 30, 2021 and 2020, we issued zero and 70,000 Class B common units, respectively. As of September 30, 2021 and December 31, 2020, there were no Class B common units outstanding.
Stock Options and Restricted Stock Units
The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company estimates expected volatility based on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company uses the “simplified method” for estimating the expected term of employee options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years). The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not issued any dividends and does not expect to issue dividends over the life of the options. As a result, the Company has estimated the dividend yield to be zero. The fair value of the stock options granted during the nine months ended September 30, 2021 and September 30, 2020 was determined with the following assumptions:

	September 30, 2021	September 30, 2020
Expected volatility	73.9% - 76.6%	76.6% - 78.2%
Average expected term (in years)	5.2 - 6.2	5.7 - 6.0
Risk-free interest rate	0.5% - 1.1%	0.4% - 0.5%
Expected dividend yield	—%	—%
Employee Stock Purchase Plan
The weighted average assumptions used to estimate the fair value of stock purchase rights under the employee stock purchase plan (“ESPP”) are as follows:

	Ended September 30,
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
Total unrecognized estimated compensation cost by type of award and the weighted average requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	September 30, 2021
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$65,008	3.05
RSAs	$1,472	1.84
RSUs	$7,793	2.29
ESPP	$—	0

During the nine months ended September 30, 2021, we issued 0.1 million shares of common stock in connection with the exercises of stock options. For the nine months ended September 30, 2021, 0.3 million shares of common stock issued in conjunction with certain restricted stock awards vested. Outstanding stock options, unvested restricted stock awards, and unvested restricted stock units totaling approximately 4.1 million shares, 0.4 million shares and 0.4 million shares of our common stock, respectively, were outstanding as of September 30, 2021.
11. Commitments and Contingencies
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

Leases
Our commitments include payments related to operating leases. Approximate annual future minimum operating lease payments as of September 30, 2021 are as follows (in thousands):

Year	Operating Leases
2021	$271
2022	637
Total minimum lease payments:	908
Less: imputed interest	(46)
Total operating lease liabilities	862
The weighted-average remaining lease term of our operating leases is approximately 0.8 years. As of September 30, 2021, we had entered into two additional leases for real estate that have not yet commenced with total minimum lease payments of approximately $74.6 million. These leases are expected to commence in the fourth quarter of 2021 and have lease terms of 10 years and 11 years, respectively.

12. Net Loss Per Common Share/Class A Common Unit
Basic and diluted net loss per common share/Class A common unit were calculated as follows (in thousands except per share and per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to Zentalis	$(4,191)	$(34,555)	$(108,666)	$(77,538)
Denominator:
Weighted average number of common shares outstanding, basic and diluted	44,609	37,959	41,918	24,143
Net loss per common share	$(0.09)	$(0.91)	$(2.59)	$(3.21)
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

	September 30,
	2021	2020
Outstanding stock options	4,055	2,783
Unvested RSAs	447	845
Unvested RSUs	364	1,102
	4,866	4,730
13. Related Party Disclosures
Kalyra Pharmaceuticals, Inc. and Recurium IP Holdings, LLC

On December 21, 2017, we acquired 17,307,692 shares of Series B preferred stock of Kalyra Pharmaceuticals, Inc. for a per share price of twenty-six cents ($0.26) or approximately $4.5 million. The management team and stockholders of Kalyra are also stockholders of the Company.
Prior to the investment, we entered into a license agreement and a master services agreement with Kalyra. The license agreement was signed and commenced on December 31, 2014 for the exclusive rights to develop and commercialize products derived from Kalyra’s technology in the initial area of oncology. The license agreement and all rights were subsequently sold from Kalyra to Recurium IP Holdings, LLC (“Recurium IP”), an entity with common ownership to Kalyra prior to the Zentalis investment. Under the agreement, we have agreed to make payments to Recurium IP based on specific milestones. In addition, the Company shall pay mid to high-single digit percentage royalties on net product sales to Recurium IP and sublicense fees on any consideration paid to us by a sublicensor. All payments are based on Recurium Equity, LLC’s, an affiliate company of Recurium IP, equity ownership stake in us as of December 2020. The license agreement will terminate upon the later of the last expiration of the patent rights or 15 years from the date of commencement. For the nine months ended

September 30, 2021 and 2020, we paid $10.0 million and zero, respectively, in milestone payments to Recurium IP in connection with the commencement of Phase 2 trials for ZN-c3 and ZN-c5.
The Master Services Agreement (“MSA”) was entered into in January 2015 and states that Kalyra may provide research and development services to us and that we shall reimburse such expenses on a time and materials basis based on the initial statements of work. For each of the three months ended September 30, 2021 and 2020, we did not incur any expense with Kalyra. For the nine months ended September 30, 2021 and 2020, we incurred approximately zero and seventeen thousand dollars of expense with Kalyra, respectively, that was eliminated in consolidation for research and development services provided. As of September 30, 2021 and 2020, there was no balance due to Kalyra.
We entered into an Intercompany Services Agreement (“ISA”) with Kalyra in January 2018 which states that we may provide research and development services to Kalyra and that Kalyra shall reimburse such expenses on a time and materials basis. For the three and nine months ended September 30, 2021 and 2020, we provided immaterial research and development services to Kalyra that were eliminated in consolidation, respectively. As of September 30, 2021 and 2020, an immaterial amount was due from Kalyra and eliminated in consolidation, respectively.
Tempus
Kimberly Blackwell, M.D., is a member of the Company's board of directors and is also the Chief Medical Officer of Tempus Labs, Inc. ("Tempus"). The Company entered into a Master Services Agreement with Tempus in December 2020 to provide data licensing and research services. There were $1.0 million and zero fees incurred for services performed by Tempus for the nine months ended September 30, 2021 and 2020, respectively.

Zentera

Anthony Y. Sun, M.D., our President and Chief Executive Officer, serves as Chief Executive Officer and a member of the board of directors of Zentera, and Kevin D. Bunker, Ph.D., our Chief Operating Officer, serves as a member of the board of directors of Zentera. Accordingly, the Company identifies Zentera as a related party.
In May 2020, we entered into the Zentera Sublicenses, pursuant to which we collaborate with Zentera on the development and commercialization of ZN-c3, ZN-c5 and ZN-d5, respectively, in the Zentera Collaboration Territory. Under the terms of the Zentera Sublicenses, Zentera is responsible for the costs of developing the Collaboration Products in the Zentera Collaboration Territory, and we are responsible for the costs of developing the Collaboration Products outside the Zentera Collaboration Territory, provided that Zentera will reimburse us for a portion of its costs for global data management, pharmacovigilance, safety database management, and chemistry, manufacturing and controls activities with respect to each Collaboration Product. Prior to the deconsolidation of Zentera during the three months ended September 30, 2021, these costs were eliminated in consolidation. For the three months ended September 30, 2021, the amounts incurred under this arrangement totaled $2.9 million and are presented as contra-research and development expense in the consolidated statement of operations.

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
We are developing a broad pipeline of product candidates with an initial focus on validated oncology targets with the potential to address large patient populations. We currently have two (2) lead product candidates - ZN-c3, an inhibitor of WEE1, a protein tyrosine kinase, and ZN-c5, an oral selective estrogen receptor degrader, or SERD. Our other clinical product candidates include ZN-d5, a selective inhibitor of B-cell lymphoma 2, or BCL-2, and ZN-e4, an irreversible inhibitor of mutant epidermal growth factor receptor, or EGFR.

ZN-c3 (WEE1 Inhibitor)
ZN-c3 is currently being evaluated in multiple ongoing clinical trials, including a Phase 2 monotherapy clinical trial for the treatment of women with recurrent or persistent uterine serous carcinoma, or USC. The study was initiated following an end-of-Phase 1 meeting with the U.S. Food and Drug Administration, or FDA, which concurred in principle with the proposal that ZN-c3 has the potential for an accelerated approval pathway based on the proposed global study design.

In addition, ZN-c3 in combination with chemotherapy has received orphan drug designation and rare pediatric disease designation from the FDA for pediatric osteosarcoma. We initiated a Phase 1/2 clinical trial of ZN-c3 in combination with chemotherapy in pediatric and adult patients with osteosarcoma during the third quarter of 2021. We expect to report initial results from this trial in the second half of 2022. If ZN-c3 were to obtain approval for the designated indication, we believe it may be eligible for a rare pediatric disease priority voucher upon approval.

ZN-c3 is also being evaluated in an ongoing Phase 1/2 clinical trial for the treatment of advanced solid tumors as a monotherapy and in an ongoing Phase 1b clinical trial in combination with chemotherapy in patients with advanced ovarian cancer.

In the fourth quarter of 2021, we intend to initiate a Phase 2 monotherapy trial for a tumor agnostic, predictive biomarker, subject to FDA feedback. This Phase 2 tumor agnostic trial planned with registrational intent would investigate ZN-c3 in patients with solid tumors that express the identified predictive biomarker. We also intend to initiate a Phase 1/2 clinical trial evaluating ZN-c3 in combination with GlaxoSmithKline’s PARP inhibitor niraparib (ZEJULA®), as part of a clinical research collaboration in ovarian cancer.

We have agreed to support two planned additional investigator-initiated trials that we expect to initiate in 2022: a trial with the Ivy Brain Center in glioblastoma multiforme and a trial in combination with immunotherapy with Dana Farber in triple negative breast cancer.

ZN-c5 (Oral SERD)
In the ongoing Phase 1/2 clinical trial evaluating ZN-c5 in combination with Pfizer’s CDK4/6 palbociclib, and the
Phase 1b clinical trial evaluating ZN-c5 in combination with Lilly’s CDK4/6 abemaciclib, the safety and tolerability data suggested ZN-c5 has the potential to be a promising candidate for further evaluation in combinations. We continue to enroll patients in the two separate combination trials and expect to report initial results in the first half of 2022 from these trials.

ZN-d5 (BCL-2 Inhibitor)
The ongoing Phase 1 monotherapy dose escalation trial for ZN-d5 is enrolling patients with relapsed/refractory Non-Hodgkin’s Lymphoma and additionally began enrolling patients with acute myeloid leukemia in the third quarter of 2021. We intend to report initial results from this Phase 1 trial in the first half of 2022.

ZN-e4 (EGFR Inhibitor)
The ongoing Phase 1/2 dose escalation trial for ZN-e4 in patients with advanced non-small cell lung cancer (NSCLC) is enrolling both osimertinib-naïve and experienced patients. We intend to report initial results from the Phase 1/2 trial in the fourth quarter of 2021.

Zentera Therapeutics
Our China joint venture, Zentera, is also advancing corresponding clinical trials in China for ZN-c3, ZN-c5 and ZN-d5. See “Zentera Therapeutics” below and Notes 3 and 13 to our interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Liquidity Overview

Since our inception, our operations have been limited to organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product pipeline. We do not have any products approved for commercial sale and have not generated any revenues from product sales. In April 2020, we completed our IPO and issued and sold approximately 10.6 million shares of our common stock at a public offering price of $18.00 per share, including approximately 1.4 million shares in connection with the full exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $172.4 million, after deducting underwriting discounts and commissions and offering expenses. In August 2020, we completed a follow-on offering of our common stock and issued and sold approximately 4.7 million shares of our common stock at a public offering price of $35.00 per share, including approximately 0.6 million shares in connection with the full exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $155.2 million, after deducting underwriting discounts and commissions and offering expenses. On July 1, 2021, we completed a follow-on offering of our common stock and issued and sold approximately 3.6 million shares of our common stock at a public offering price of $48.50 per share, including approximately 0.5 million shares in connection with the full exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $162.2 million, after deducting underwriting discounts and commissions and offering expenses.

We had cash, cash equivalents and marketable securities of $366.8 million as of September 30, 2021. We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2023. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
Since inception, we have incurred significant operating losses. Our net losses were $118.5 million for the year ended December 31, 2020, and $116.0 million and $78.2 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. Our net losses were $10.5 million and $34.7 million for the three months ended September 30, 2021 and September 30, 2020, respectively. We had an accumulated deficit of $309.5 million as of

September 30, 2021. We expect to continue to incur significant expenses and operating losses for the foreseeable future.
We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our commercialization capabilities to support product sales, marketing and distribution activities, either alone or in collaboration with others. Furthermore, we expect to incur additional costs associated with operating as a public company, particularly after we are no longer an emerging growth company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.
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
Impact of COVID-19 Pandemic
We continue to monitor how the COVID-19 pandemic is affecting our employees, business, preclinical studies and clinical trials. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices and limited the number of staff in any given research and development laboratory by operating on rotational schedules. Disruptions caused by the COVID-19 pandemic have resulted in difficulties including delays in initiating new trial sites and certain supply chain activities, suspension of enrollment at some of our existing trial sites, and the incurrence of additional costs as a result of preclinical study and clinical trial delays and adjustments and supply chain delays. Limited operations at our laboratory facilities have also resulted in delays in our research-stage programs. As a result, we expect that the COVID-19 pandemic will continue to impact our business, results of operations, clinical development timelines and financial condition. At this time, there is significant uncertainty relating to the trajectory of the COVID-19 pandemic and impact of related responses. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the impact of variants, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the continued impact on financial markets and the global economy, the adoption and effectiveness of vaccines and vaccine distribution efforts, and the effectiveness of the global response to contain and treat the disease. See “Risk Factors— The COVID-19 pandemic has adversely impacted and we expect will continue to adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1A. of this Quarterly Report on Form 10-Q.

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

Under the terms of the Recurium Agreement, we are obligated to make development and regulatory milestone payments, pay royalties for net sales and make sublicensing payments with respect to certain licensed products directed to one of ten specific biological targets, including ZN-c3, ZN-c5, ZN-e4 and ZN-d5. We are obligated to make development and regulatory milestone payments for such licensed products of up to $44.5 million. In addition, we are obligated to make milestone payments up to $150,000 for certain licensed products used in animals. We are also obligated to pay royalties on sales of such licensed products at a mid- to high-single digit percentage. In addition, if we choose to sublicense or assign to any third parties our rights under the Recurium Agreement with respect to such licensed products, we must pay to Recurium IP 20% of sublicensing income received in connection with such transaction.
Mayo Foundation for Medical Education and Research
In February 2016, and as amended in April 2017 and December 2017, we entered into an option agreement, or the Mayo Agreement, with Mayo Foundation for Medical Education and Research under which we were granted an exclusive option to obtain a nonexclusive worldwide license to know-how and an exclusive worldwide license to related patent rights created by Mayo under the Mayo Agreement. The Mayo Agreement provided that it will expire on the date of the last to expire of the Mayo patent rights or, if no Mayo patent rights arise, on February 11, 2021. No Mayo patent rights were created under the Mayo Agreement; therefore the agreement expired on February 11, 2021. In consideration for the grant of know-how we provided grants of common stock on the first anniversary and Class A common units on the second and third anniversaries following entry into the Mayo Agreement. As of September 30, 2021, we have granted equity securities which amount to 15,435 shares of common stock under the Mayo Agreement.
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

Zentera Therapeutics
In May 2020, each of our subsidiaries Zeno Alpha, Inc., K-Group Alpha, Inc. Zeno Management, Inc. and K-Group Beta, Inc. entered into a collaboration and license agreement with our joint venture, Zentera, which we refer to as the “Zentera Sublicenses”, pursuant to which we collaborate with Zentera on the development and commercialization of ZN-c3, ZN-c5 and ZN-d5, respectively, whether alone or in a licensed product, or the Collaboration Products, in each case for the treatment or prevention of disease, other than for pain, which is referred to as the Zentera Field, in the People’s Republic of China, Macau, Hong Kong and Taiwan, which is referred to as the “Zentera Collaboration Territory”. Under each Zentera Sublicense, Zentera will lead development, and upon regulatory approval, the commercialization, of the Collaboration Products in the Zentera Collaboration Territory. On May 19, 2020, Zentera issued an aggregate of 60.2% of its issued shares of common stock to Zeno Alpha, Inc., K-Group Alpha, Inc., K-Group Beta, Inc., Zeno Management, Inc. and Zeno Beta, Inc. In July 2021, Zentera entered into a Series B Preference Shares Purchase Agreement, pursuant to which it raised $75.0 million in gross proceeds. As of September 30, 2021, we hold a 40.3% equity interest in Zentera. Anthony Y. Sun, M.D., our President and Chief Executive Officer, serves as Chief Executive Officer and a member of the board of directors of Zentera, and Kevin D. Bunker, Ph.D., our Chief Operating Officer, serves as a member of the board of directors of Zentera.
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
Zentera filed four Clinical Trial Applications, or CTAs (China equivalent of IND), and four have been approved in China to date for ZN-c3, ZN-c5, ZN-d5 and ZN-c3 in combination. Zentera has begun enrolling four clinical trials for ZN-c3, ZN-c5 and ZN-d5.

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
We expense research and development costs as incurred. Reimbursed research and development costs under government grants and certain collaborative arrangements are recorded as a reduction to research and development expenses and are recognized in the period in which the related costs are incurred.
We track external development costs by product candidate or development program, but we do not allocate personnel costs, general license payments made under our licensing arrangements or other internal costs to specific development programs or product candidates. These costs are included in unallocated research and development expenses in the table below.

The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
ZN-c3	$16,005	3,697	$32,470	$7,858
ZN-c5	4,555	$7,455	21,836	18,328
ZN-d5	4,150	2,305	12,189	4,984
ZN-e4	284	959	995	1,986
Unallocated research and development expenses	29,004	10,254	69,672	22,224
Total research and development expenses	$53,998	$24,670	$137,162	$55,380
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
We expect that our general and administrative expenses will increase in the future as we increase our personnel headcount to support increased research and development activities relating to ZN-c3, ZN-c5, ZN-d5, ZN-e4, and any other product candidate we may develop. We also expect to incur increased expenses associated with being a public company, particularly after we are no longer an emerging growth company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements; director and officer insurance costs; and investor and public relations costs.
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

Results of Operations
Comparison of Three Months Ended September 30, 2021 to Three Months Ended September 30, 2020
The following table summarizes our results of operations for the periods indicated, together with the changes in those items in dollars:

	Three Months Ended September 30,			Increase (Decrease)
	2021		2020
	(in thousands)
Operating expenses
Research and development	$53,998		$24,670	$29,328
General and administrative	8,872		10,097	(1,225)
Total operating expenses	62,870		34,767	28,103
Loss from operations	(62,870)		(34,767)	(28,103)
Investment and other income, net	99		120	(21)
Gain on deconsolidation of Zentera	51,582	—	—	51,582
Net loss before income taxes	(11,189)		(34,647)	23,458
Income tax expense (benefit)	(697)		18	(715)
Net loss	(10,492)		(34,665)	24,173
Net loss attributable to noncontrolling interest	(6,301)		(110)	(6,191)
Net loss attributable to Zentalis	$(4,191)		$(34,555)	$30,364
Revenue
We did not generate any revenue for the three months ended September 30, 2021 and September 30, 2020.
Research and Development Expenses
Research and development expenses for the three months ended September 30, 2021 were $54.0 million, compared to $24.7 million for the three months ended September 30, 2020. The increase of $29.3 million was primarily due to increases in external research and development expenses related to our clinical product candidates as we advanced our clinical pipeline. In addition, in the three months ended September 30, 2021, we conducted additional preclinical studies, incurred additional manufacturing costs and incurred increased costs for study and lab materials. Unallocated research and development expenses increased by $18.8 million due to an impairment charge of $8.8 million recorded on Kalyra’s IPR&D, $8.2 million of additional employee related costs associated with increased headcount to support our platform development and $1.8 million of additional allocable overhead expenses.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2021 were $8.9 million, compared to $10.1 million during the three months ended September 30, 2020. This decrease of $1.2 million was primarily attributable to an increase in allocable overhead expenses to research and development expenses of $1.7 million and a decrease of $0.6 million in legal fees, partially offset by an increase of $1.1 million of facilities and related permits/fees and licenses expenses.

Investment and Other Income, Net
Investment and other income, net was $0.1 million for the three months ended September 30, 2021, compared to $0.1 million for the three months ended September 30, 2020. The decrease of $21,000 was a result of lower effective interest earned on invested cash and marketable securities balances.
Gain on Deconsolidation of Zentera
During the three months ended September 30, 2021 Zentera was deconsolidated, resulting in a gain of $51.6 million. There was no comparable event during the corresponding period in 2020.
Income Tax Provision (benefit)
The provision (benefit) for income taxes was $(0.7) million for the three months ended September 30, 2021, compared to $18,000 for the three months ended September 30, 2020. The decrease in provision for income taxes for the three months ended September 30, 2021 is primarily attributable to the reversal of a deferred tax liability of $2.4 million associated with the in-process research and development impairment, partially offset by a deferred tax liability of $1.7 million recognized in connection with the unrealized tax gain on the deconsolidation of Zentera.
Net Loss
Net loss was $10.5 million for the three months ended September 30, 2021, compared to $34.7 million for the three months ended September 30, 2020. The $24.2 million decrease in net loss was primarily the result of the gain on deconsolidation recognized during the three months ended September 30, 2021, partially offset by increases in research and development expenses discussed above.

Comparison of Nine Months Ended September 30, 2021 to Nine Months Ended September 30, 2020
The following table summarizes our results of operations for the periods indicated, together with the changes in those items in dollars:

	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020
	(in thousands)
Operating expenses
Research and development	$137,162	55,380	$81,782
General and administrative	31,187	23,162	8,025
Total operating expenses	168,349	78,542	89,807
Loss from operations	(168,349)	(78,542)	(89,807)
Investment and other income, net	313	368	(55)
Gain on deconsolidation of Zentera	51,582	—	51,582
Net loss before income taxes	(116,454)	(78,174)	(38,280)
Income tax expense (benefit)	(456)	18	(474)
Net loss	(115,998)	(78,192)	(37,806)
Net loss attributable to noncontrolling interest	(7,332)	(654)	(6,678)
Net loss attributable to Zentalis	$(108,666)	(77,538)	$(31,128)

Revenue
We did not generate any revenue for the nine months ended September 30, 2021 and September 30, 2020.
Research and Development Expenses
Research and development expenses for the nine months ended September 30, 2021 were $137.2 million, compared to $55.4 million for the nine months ended September 30, 2020. The increase of $81.8 million was primarily due to increases in external research and development expenses related to our clinical product candidates, as we advanced our clinical pipeline. In addition, in the nine months ended September 30, 2021, we conducted additional preclinical studies, incurred additional manufacturing costs, and incurred increased costs for study and lab materials. Unallocated research and development expenses increased by $47.4 million primarily due to $18.9 million of additional employee related costs, $11.5 million of research supplies and services, an impairment charge of $8.8 million recorded on Kalyra’s IPR&D, increases in facilities and other allocable overhead expenses of $5.3 million and increases in reimbursable expenses from collaborative partners of $2.9 million.
General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2021 were $31.2 million, compared to $23.2 million during the nine months ended September 30, 2020. This increase of $8.0 million was primarily attributable to an increase of $10.7 million in employee-related costs of which $6.2 million was driven by non-cash stock-based compensation from incentive grants issued during the period and increased headcount to support our growth. Other increased expenses included allocable facilities and information technology costs of $2.9 million, insurance costs of $0.8 million and recruiting costs of $0.7 million. These increased costs were offset by a reduction of $1.6 million of legal fees and $0.4 million of consulting fees. These amounts were partially offset by a decrease in allocable overhead expenses.

Investment and Other Income, Net
Investment and other income was $0.3 million for the nine months ended September 30, 2021, compared to $0.4 million for the nine months ended September 30, 2020. The decrease of $0.1 million was primarily the result of lower effective interest earned on the invested marketable securities balances.
Gain on Deconsolidation of Zentera
During the nine months ended September 30, 2021 Zentera was deconsolidated, resulting in a gain of $51.6 million. There was no comparable event during the comparable period of 2020.
Income Tax Provision (benefit)
The provision (benefit) for income taxes was $(0.5) million for the nine months ended September 30, 2021. The decrease in provision for income taxes for the nine months ended September 30, 2021 is primarily attributable to the reversal of a deferred tax liability of $2.4 million associated with the in-process research and development impairment, partially offset by a deferred tax liability of $1.7 million recognized in connection with the unrealized tax gain on the deconsolidation of Zentera, and $0.3 million of expense attributable to our Australian subsidiary.

Net Loss
Net loss was $116.0 million for the nine months ended September 30, 2021, compared to $78.2 million for the nine months ended September 30, 2020. The $37.8 million increase in net loss was primarily attributable to increases in research and development and general and administrative expenses discussed above, partially offset by the gain on the deconsolidation of Zentera.
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
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity securities. From inception through September 30, 2021, we raised a total of $691 million in gross proceeds from the sale of our Series A, B and C convertible preferred units and from the sale of shares of our common stock through our IPO in April 2020 and follow-on public offerings of common stock in August 2020 and July 2021. As of September 30, 2021, we had cash, cash equivalents, and marketable securities of $366.8 million, and an accumulated deficit of $309.5 million. We had no indebtedness as of September 30, 2021.
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
July 2021 Follow-On Offering

In July 2021, we completed a follow-on offering of our common stock in which we issued and sold 3,565,000 shares of our common stock (including 465,000 shares of common stock in connection with the full exercise of the underwriters’ option to purchase additional shares) at a public offering price of $48.50 per share, resulting in aggregate gross proceeds of $172.9 million, before deducting underwriting discounts and commissions and offering expenses of $10.7 million.

Cash Flows

The following table summarizes our sources and uses of cash for the period presented:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(117,072)	$(59,468)
Net cash used in investing activities	(61,382)	(275,182)
Net cash provided by financing activities	166,254	361,033
Net increase/(decrease) in cash and cash equivalents	$(12,200)	$26,383
Operating Activities
We have incurred losses since inception. Net cash used in operating activities for the nine months ended September 30, 2021 was $117.1 million, consisting primarily of our net loss of $116.0 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses, as well as changes in operating assets and liabilities of $14.2 million, partially offset by non-cash adjustments of $15.3 million.

Net cash used in operating activities for the nine months ended September 30, 2020 was $59.5 million, consisting primarily of our net loss of $78.2 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses, partially offset by changes in operating assets and liabilities of $3.1 million and non-cash adjustments of $15.6 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2021 of $61.4 million was attributable to the proceeds from maturities of marketable securities of $237.1 million, offset by net investment of excess cash of $280.3 million and the purchases of property and equipment of $3.9 million.
Net cash used in investing activities for the nine months ended September 30, 2020 of $275.2 million was attributable to the net investment of excess cash of $275.1 million and the purchase of property and equipment of $0.1 million.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2021 of $166.3 million primarily relates to the July 2021 follow-on offering which provided net cash of $162.2 million. An additional $4.0 million was provided from the issuance of common stock under equity incentive plans.
Net cash provided by financing activities for the nine months ended September 30, 2020 of $361.0 million primarily relates to net proceeds from the completion of our initial public offering of $172.5 million, net proceeds from our follow-on offering of $155.9 million, net proceeds from the issuance of our Series C convertible preferred units of $14.2 million, and contributions from noncontrolling interest owners of $18.4 million.
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
We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2023. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
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
Critical Accounting Policies and Use of Estimates
There have been no significant changes to our critical accounting policies from our disclosure reported in “Critical Accounting Policies and Estimates” in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, except as disclosed below.
Equity Method Accounting
We have significant influence, but not a controlling interest, in Zentera. From the deconsolidation of Zentera during July 2021 prospectively, this investment is accounted for using the equity method. Our share of earnings or losses of the investment entity are reported on the consolidated statement of operations through investment and other income, net, with a corresponding increase or decrease to the equity investment carried on the statement of financial position. This information is generally not received sufficiently timely for us to record our portion of earnings or loss in the current financial statements and therefore we report our portion of earnings or loss on a one quarter lag.
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
We will remain an “emerging growth company” until December 31, 2021.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date and have financed our operations principally through private financings, our initial public offering, or IPO, and follow-on public offerings of our common stock. We have incurred net losses of $118.5 million for the year ended December 31, 2020, and $116.0 million and $78.2 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $309.5 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. Four of our product candidates, ZN-c3, ZN-c5, ZN-d5 and ZN-e4, are in clinical trials. Our other programs are in preclinical research. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential products.
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we initiate and conduct clinical trials of, and seek marketing approval for, ZN-c3, ZN-c5, ZN-d5, ZN-e4 and our other product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency, or the EMA, or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for any of our product candidates, including ZN-c3, ZN-c5, ZN-d5 and ZN-e4, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We have also incurred, and expect to continue to incur, additional costs associated with operating as a public company, particularly after we are no longer an emerging growth company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations.
As of September 30, 2021, we had cash and cash equivalents and marketable securities of $366.8 million. Based on current business plans, we believe that our existing cash, cash equivalents and marketable securities as of September 30, 2021 will be sufficient to fund our operating expenses and capital expenditures requirements into the third quarter of 2023, but will not be sufficient to fund all of the activities that are necessary to complete the development of our product candidates. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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
•obtaining approval from one or more institutional review boards, or IRBs, or ethics committees;
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
Our future financial performance and our ability to successfully develop and, if approved, commercialize, ZN-c3, ZN-c5, ZN-d5 and ZN-e4 and any other future product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. Furthermore, certain of our employees, including members of our management team perform services from time to time, on behalf of Kalyra Pharmaceuticals, Inc., and Zentera Therapeutics, Ltd., pursuant to intercompany and collaborative service agreements, respectively. As a result, such individuals do not allocate all of their time and resources to us and our other subsidiaries which, coupled with the need to manage growth activities, could further limit their ability to devote a sufficient amount of attention to day-to-day activities of our business.
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
As of September 30, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 59.6% of our outstanding common stock. As a result, these stockholders will be able to significantly influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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
We are an “emerging growth company,” as defined in the JOBS Act and will remain an emerging growth company until December 31, 2021. For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:
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

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We will remain an emerging growth company until December 31, 2021. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.

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
As of September 30, 2021, net proceeds of approximately $172.4 million from our IPO have been invested in investment grade, interest-bearing instruments. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated April 2, 2020, filed with the SEC pursuant to Rule 424(b) relating to our registration statement on Form S-1 (Registration No. 333-236959), as amended, filed in connection with our IPO.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

2.1	Plan of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.1	05/15/2020
2.2	Certificate of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.2	05/15/2020
3.1	Certificate of Incorporation of Zentalis Pharmaceuticals, Inc.	S-8	333-237593	4.1	04/07/2020
3.2	Bylaws of Zentalis Pharmaceuticals, Inc.	8-K	001-39263	3.1	03/19/2021
10.1	Partial Lease Termination Agreement and First Amendment to Lease, effective September 16, 2021, by and between Zentalis Pharmaceuticals, Inc. and TPSC IX, LLC					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data file (formatted as inline XBRL and contained in Exhibit 101)					*

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zentalis Pharmaceuticals, Inc.

Date: November 10, 2021	By:	/s/ Anthony Y. Sun, M.D.
Anthony Y. Sun, M.D.
Chief Executive Officer, President and Chairman
(principal executive officer)
Date: November 10, 2021	By:	/s/ Melissa B. Epperly
Melissa B. Epperly
Chief Financial Officer
(principal financial and accounting officer)