Form 10-K
period 2021-12-31
Zentalis Pharmaceuticals, Inc.
filed 2022-02-24
CIK 1725160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File Number: 001-39263

Zentalis Pharmaceuticals, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	82-3607803
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1359 Broadway, Suite 1710 New York, New York (Address of principal executive offices)	10018 (Zip Code)
Registrant's telephone number, including area code (212) 433-3791

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	ZNTL	The Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act: None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12-months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.76 billion based on the closing price of $53.20 as reported on the Nasdaq Global Select Market on such date. Solely for the purposes of this disclosure, shares of common stock held by executive officers, directors and certain stockholders of the registrant as of such date have been excluded because such holders may be deemed to be affiliates.
The number of shares of registrant's common stock outstanding as of February 22, 2022 was 45,562,783.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 are incorporated herein by reference in Part III.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “forecast,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding our future results of operations and financial position, the anticipated impact of the COVID-19 pandemic on our business, business strategy, prospective products and product candidates, clinical trial timelines and expected timing for the release of data, research and development costs, future revenue, timing and likelihood of success, potential collaboration opportunities, the sufficiency of our cash, cash equivalents and marketable securities, and plans and objectives of management for future operations and capital expenditures.

The forward-looking statements in this Annual Report on Form 10-K are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of known and unknown risks, uncertainties, assumptions and other important factors, including those described under the sections in this Annual Report on Form 10-K entitled "Summary Risk Factors," “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K.

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
We are developing a broad pipeline of product candidates with an initial focus on validated oncology targets with the potential to address large patient populations. We currently have two lead product candidates: ZN-c3, an inhibitor of Wee1, a protein tyrosine kinase, and ZN-c5, an oral selective estrogen receptor degrader, or SERD. Our other clinical product candidates include ZN-d5, a selective inhibitor of B-cell lymphoma 2, or BCL-2, and ZN-e4, an irreversible inhibitor of mutant epidermal growth factor receptor, or EGFR.

ZN-c3 is currently being evaluated in multiple Phase 1/2 clinical trials for the treatment of advanced solid tumors including uterine serous carcinoma, or USC, as a monotherapy and in combination with chemotherapies in patients with advanced ovarian cancer and osteosarcoma, and in combination with PARP inhibitor in ovarian cancer. ZN-c5 is currently in Phase 1/2 clinical trials for the treatment of estrogen receptor-positive, human epidermal growth factor receptor 2-negative, or ER+/HER2-, advanced or metastatic breast cancer. ZN-d5 is currently in a Phase 1 clinical trial for the treatment of non-Hodgkin's lymphoma, or NHL, and acute myelogenous leukemia, or AML, and ZN-e4 is currently in a Phase 1/2 clinical trial for the treatment of advanced non-small cell lung cancer, or NSCLC.

We plan to initiate combination trials of product candidates across our pipeline in 2022, including a Phase 1/2 combination trial of ZN-d5 and ZN-c3 in acute myeloid leukemia, or AML, and a Phase 1b combination trial of ZN-c5 and ZN-c3 for the treatment of CDK4/6i resistant breast cancer.

We currently own worldwide development and commercialization rights to each of our product candidates, other than in select Asian countries (including China) for each of ZN-c3, ZN-c5 and ZN-d5, for which we have out-licensed these rights to our joint venture, Zentera Therapeutics (Cayman), Ltd., or Zentera, and for ZN-e4, for which we have out-licensed these rights to SciClone Pharmaceuticals International (Cayman) Development Ltd., or SciClone. As of December 31, 2021, we hold a 40.3% equity interest in Zentera.

The following table summarizes our product candidate pipeline.
(1)     We are currently evaluating ZN-c5 in combination with palbociclib (Ibrance®), as part of a clinical research collaboration with Pfizer, and are evaluating ZN-c5 in combination with abemaciclib (Verzenio®), as part of clinical research collaboration with Lilly. We are evaluating ZN-c3 in combination with niraparib (ZEJULA®), as part of a clinical research collaboration with GlaxoSmithKline. We maintain full ownership of ZN-c5 and ZN-c3 in each such collaboration. SciClone has development and commercial rights to ZN-e4 in Greater China (including Macau and Hong Kong), South Korea, Taiwan and Vietnam. Our joint venture Zentera has development and commercial rights to ZN-c3, ZN-c5 and ZN-d5 in China, Macau, Hong Kong and Taiwan. Zentera received CTA acceptances in China for ZN-c3, ZN-c3 in combination, ZN-c5 and ZN-d5, and four clinical trials are ongoing. As of December 31, 2021, we hold a 40.3% equity interest in Zentera.

ZN-c3 (Wee1 Inhibitor)
ZN-c3 is currently being evaluated in multiple ongoing clinical trials, including a Phase 2 monotherapy clinical trial for the treatment of women with recurrent or persistent uterine serous carcinoma, or USC. The study was initiated following an end-of-Phase 1 meeting with the U.S. Food and Drug Administration, or FDA, which concurred in principle with the proposal that ZN-c3 has the potential for an accelerated approval pathway based on the proposed global study design. The FDA granted Fast Track designation in November 2021 to ZN-c3 for the treatment of patients with advanced metastatic uterine serous carcinoma who have received at least one prior platinum--based chemotherapy regimen.

In addition, ZN-c3 in combination with chemotherapy has received orphan drug designation and rare pediatric disease designation from the FDA for osteosarcoma. We initiated a Phase 1/2 clinical trial of ZN-c3 in combination with chemotherapy in pediatric and adult patients with osteosarcoma during the third quarter of 2021. We expect to report initial results from this trial in the second half of 2022. If ZN-c3 were to obtain approval for the designated indication, we believe it may be eligible for a rare pediatric disease priority voucher upon approval.

ZN-c3 is also being evaluated in an ongoing Phase 1/2 clinical trial for the treatment of advanced solid tumors as a monotherapy and in an ongoing Phase 1b clinical trial in combination with chemotherapy in patients with platinum resistant ovarian cancer.

In the fourth quarter of 2021, we initiated a Phase 2 monotherapy trial for a tumor agnostic, predictive biomarker, subject to FDA feedback. We also initiated a Phase 1/2 clinical trial evaluating ZN-c3 in combination with GlaxoSmithKline’s PARP inhibitor niraparib (ZEJULA®), as part of a clinical research collaboration in ovarian cancer. We also announced plans to initiate a Phase 1/2 combination trial of ZN-d5 + ZN-c3 in AML and a Phase 1b combination trial of ZN-c5 and ZN-c3 in CDK4/6i resistant breast cancer in 2022.

We have agreed to support two planned additional investigator-initiated trials of ZN-c3 that we expect to initiate in 2022: a trial with the Ivy Brain Center in glioblastoma multiforme and a trial in combination with immunotherapy with Dana Farber in triple negative breast cancer.

ZN-c5 (Oral SERD)
In the ongoing Phase 1/2 clinical trial evaluating ZN-c5 in combination with Pfizer’s CDK4/6 palbociclib, and the
Phase 1b clinical trial evaluating ZN-c5 in combination with Lilly’s CDK4/6 abemaciclib, the safety and tolerability data suggested ZN-c5 has the potential to be a promising candidate for further evaluation in combinations. We continue to enroll patients in the two separate combination trials and expect to report initial results in the first half of 2022. In the fourth quarter of 2021, we announced our plans to initiate a Phase 1b combination of ZN-c5 and ZN-c3 in CDK4/6i resistant breast cancer in 2022.

ZN-d5 (BCL-2 Inhibitor)
The ongoing Phase 1 monotherapy dose escalation trial for ZN-d5 is enrolling patients with relapsed/refractory Non-Hodgkin’s Lymphoma and additionally began enrolling patients with AML in the third quarter of 2021. We reported initial results from this Phase 1 trial in the fourth quarter of 2021. We also announced plans to initiate a Phase 1/2 combination trial of ZN-d5 and ZN-c3 in AML in 2022.

ZN-e4 (EGFR Inhibitor)
The ongoing Phase 1/2 dose escalation trial for ZN-e4 in patients with advanced non-small cell lung cancer (NSCLC) is enrolling both osimertinib-naïve and experienced patients. We plan to report results from the Phase 1/2 trial in 2022.

BCL-xL Heterobifunctional Degrader
We are developing BCL-xL heterobifunctional degraders based on E3 ligases not expressed in platelets, allowing for the avoidance of dose-limiting thrombocytopenia associated with BCL-xL inhibitors. We believe that our Discovery efforts to select a BCL-xL degrader will lead to an attractive candidate for evaluation as monotherapy and in combination with other therapies, such as ZN-d5 and ZN-c3, for the treatment of hematological and solid malignancies.

Integrated Discovery Engine
We are also currently advancing multiple small molecule programs in preclinical development for other cancer indications, including select solid tumors and hematological malignancies.

Our Integrated Discovery Engine has enabled us to take each of our clinical-stage product candidates from initial discovery to IND submission in less than three years in a capital efficient manner. We begin our process of drug discovery by identifying fundamental biological pathways of cancers based upon a number of factors, including validation of the pathway through prior clinical outcomes and ability to impact large patient populations. We then analyze existing marketed products and compounds in development that target these cancer pathways and assess their limitations, efficacy, safety, tolerability, PK, patient convenience and potential to be used in combination with other therapies. Next, we use our medicinal chemistry expertise and extensive understanding of target-drug structure activity to design proprietary NCEs with properties that we believe can address observed limitations and suboptimal drug characteristics of marketed products or other compounds in development, including potency, solubility, route of administration and PK properties.

We believe overcoming these limitations may also allow us to develop these product candidates for use in combination with other therapies, including with our internally-developed product candidates, if approved. Finally, we strive to generate preclinical data to support that such candidates could have a differentiated product profile in our expected lead indications before advancing a compound into clinical development. We have used our Integrated Discovery Engine to generate a pipeline of four product candidates targeting solid tumors and hematological malignancies. Longer term, we believe our discovery engine has the potential to generate product candidates addressing a wide range of additional therapeutic areas.

Pursuant to a collaboration and license agreement entered into in May 2020, we collaborate with our joint venture Zentera on the development and commercialization of ZN-c3, ZN-c5 and ZN-d5 in China, Macau, Hong Kong and Taiwan. Zentera received clinical trial application, or CTA, acceptances in China for ZN-c3, ZN-c3 in combination, ZN-c5 and ZN-d5, and four clinical trials are ongoing.
Strategy
Our goal is to become a leading oncology-focused biopharmaceutical company. Our strategy includes the following key components:

•Discover and develop differentiated small molecule NCEs that address large patient populations with cancer.
•Rapidly advance the development of our lead product candidates, ZN-c3 (Wee1 Inhibitor) and ZN-c5 (oral SERD), toward regulatory approval.

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

Our Zentalis Approach
We have leveraged our extensive industry experience and know-how, and the guidance of our scientific advisory board, to build our Integrated Discovery Engine that integrates our extensive capabilities across cancer biology and medicinal chemistry. This engine enables us to identify targets for which small molecule NCEs with high potency, high exposure and other optimized drug properties could yield potentially differentiated product profiles. Our approach centers on utilizing our Integrated Discovery Engine with functional screens, preclinical models, machine learning and chemistry, to identify such targets and subsequently develop product candidates with translational science to support ongoing clinical programs that address targets with large cancer patient populations.
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

Our Product Candidates

ZN-c3, an Inhibitor of Wee1 for the Treatment of Solid Tumors and Other Cancers

Overview

We are developing ZN-c3, an oral, small molecule DNA damage response product candidate, targeting Wee1 in cancer. The inhibition of Wee1, a protein tyrosine kinase, aims to generate sufficient DNA damage in cancer cells to undergo apoptosis, thereby preventing tumor growth and potentially causing tumor regression. There is currently no FDA-approved Wee1 inhibitor, and AstraZeneca’s adavosertib (AZD1775) is currently one of few other Wee1 inhibitors in clinical development of which we are aware. Despite the observed efficacy of adavosertib in clinical trials, we believe its narrow therapeutic window is a potential limitation affecting its dosing in monotherapy and in combination. We have applied our expertise to design ZN-c3 to have such solubility, selectivity and PK properties that we believe may provide a broad therapeutic window and which, if ZN-c3 is approved, may constitute a differentiated product profile. We believe ZN-c3, if approved, may have broad applicability in a wide range of cancers both as monotherapy and in combination, including with chemotherapy agents, PARP inhibitors and other targeted therapies.

ZN-c3 is currently being evaluated in multiple ongoing clinical trials, including a Phase 2 monotherapy clinical trial for the treatment of women with recurrent or persistent uterine serous carcinoma, or USC. The study was initiated following an end-of-Phase 1 meeting with the FDA, which concurred in principle with the proposal that ZN-c3 has the potential for an accelerated approval pathway based on the proposed global study design. The FDA granted Fast Track designation in November 2021 to ZN-c3 for the treatment of recurrent or persistent USC in adult women. We expect to report an initial enrollment/safety update from this trial in the second half of 2022.

In addition, ZN-c3 in combination with chemotherapy has received orphan drug designation and rare pediatric disease designation from the FDA for pediatric osteosarcoma. We initiated a Phase 1/2 clinical trial of ZN-c3 in combination with chemotherapy in pediatric and adult patients with osteosarcoma during the third quarter of 2021. We expect to report initial results from this trial in the second half of 2022. If ZN-c3 were to obtain approval for the designated indication, we believe it may be eligible for a Rare Pediatric Disease Priority Review Voucher from the FDA upon approval.

    ZN-c3 is also being evaluated in an ongoing Phase 1/2 clinical trial for the treatment of advanced solid tumors as a monotherapy and in an ongoing Phase 1b clinical trial in combination with chemotherapy in patients with platinum resistant ovarian cancer.

In the fourth quarter of 2021, we initiated a Phase 2 monotherapy trial for a tumor agnostic, predictive biomarker, subject to FDA feedback. This Phase 2 tumor agnostic trial planned with registrational intent is investigating ZN-c3 in patients with solid tumors that express the identified predictive biomarker. We also initiated a Phase 1/2 clinical trial evaluating ZN-c3 in combination with GlaxoSmithKline’s PARP inhibitor niraparib (ZEJULA®), as part of a clinical research collaboration in ovarian cancer. We also announced plans to initiate a Phase 1/2 combination trial of ZN-d5 and ZN-c3 in AML and a Phase 1b combination trial of ZN-c5 and ZN-c3 in CDK4/6i resistant breast cancer in 2022.

ZN-c3 Clinical Program Summary

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

Wee1 Inhibitor in Clinical Development and Limitations

One of few other Wee1 inhibitors currently in clinical development of which we are aware is adavosertib. Adavosertib has been the subject of many publications in the scientific literature and has been explored in numerous clinical trials across multiple tumor types. Adavosertib is currently being evaluated by third parties in Phase 1 and 2 clinical trials in ovarian cancer and a variety of other solid tumors, both as monotherapy and in combination with other cancer therapies. In earlier third-party clinical trials, multiple patients with advanced or metastatic tumors for whom no standard therapy was available achieved partial responses when dosed with adavosertib in combination with chemotherapy agents. For example, in a Phase 2 clinical trial in 24 patients (21 of such patients were evaluable for efficacy) with relapsed ovarian cancer, the combination of adavosertib and carboplatin, an FDA-approved chemotherapy, demonstrated an overall response rate, or ORR, of 43% and one patient exhibited a complete response, or CR, lasting over 42 months.

In addition, in a recent Phase 2 clinical trial in patients with recurrent USC, an aggressive subtype of endometrial carcinoma characterized by TP53 mutations, adavosertib administered as monotherapy demonstrated an ORR of 30%.

Further, in a recent Phase 1 clinical trial in patients with locally advanced pancreatic cancer, adavosertib in combination with gemcitabine, an FDA-approved chemotherapy, and radiation resulted in a median overall survival of 21.7 months. This overall survival was substantially longer than the 11.9 to 13.6 months observed in a prior clinical trial with a similar population of patients combining gemcitabine with or without erlotinib with radiation.

Although adavosertib has demonstrated promising efficacy in clinical trials, we believe adavosertib has a narrow therapeutic window, a potential limitation affecting its dosing as monotherapy and in combination. Furthermore, the use of adavosertib in combination with PARP inhibitors in preclinical studies has demonstrated increased bone marrow toxicities, thereby potentially limiting its use in continuous dosing. We believe adavosertib has a number of characteristics that could be improved upon, including selectivity, solubility, PK properties and tumor concentration.

Our Wee1 Solution: ZN-c3

ZN-c3 is our oral Wee1 inhibitor product candidate that we are currently evaluating for the treatment of advanced solid tumors in an ongoing Phase 1/2 clinical trial. We believe ZN-c3 has the potential to provide a wide therapeutic window due to the following observed clinical and preclinical results:

•Potency, selectivity and solubility. In our preclinical studies, ZN-c3 produced favorable absorption, distribution, metabolism and excretion, or ADME, results. In our in vitro preclinical studies, we observed ZN-c3’s potency in inhibiting tumor growth and inducing apoptosis through DNA damage, and ZN-c3 has shown high selectivity for Wee1. In addition, in a series of repeat preclinical studies assessing the solubility of ZN-c3 and adavosertib utilizing a standard in vitro assay and uniform controls, ZN-c3 demonstrated solubility of 2,132,000 nM, approximately 35 times greater than that of adavosertib, which we believe could reduce inter-patient drug exposure variability and limit the toxicity observed in clinical trials of adavosertib.

•Preclinical anti-tumor activity. In head-to-head preclinical studies, ZN-c3 showed anti-tumor activity across a number of cell lines, as well as superior tumor growth inhibition, DNA damage and apoptosis when compared to adavosertib.

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

Preclinical Results

Potency Across Variety of Solid Tumor Cell Lines

We assessed the potency of ZN-c3 and adavosertib (AZD1775) in repeat in vitro preclinical studies across a variety of solid tumor cell lines, as shown in the table below. We observed ZN-c3’s potency in inhibiting tumor growth and inducing DNA damage and apoptosis in each of the solid tumor cell lines studied.

	CTG IC50 (nM)(1)
	Non-Small Cell Lung Cancer		Small Cell Lung Cancer		Triple Negative Breast Cancer		Ovarian Cancer		Squamous Cell Carcinoma
COMPOUND	A-427	NCI-H23	DMS-53	NCI-H1048	MDA-MB-231	HCC1806	UWB.1.289	OVCAR3	SK-MES-1
AZD1775(2)	94	108	130	97	233	94	57	124	150
ZN-c3	88	124	118	92	190	95	54	69	83
(1) Data based on a series of repeat preclinical studies using standard in vitro assay and uniform controls.
(2) Data based on evaluation of comparable proxy chemical compound purchased from commercial sources rather than the pharmaceutical company developing the compound.

Selectivity of ZN-c3 in Kinase Screening Panel

In our head-to-head in vitro preclinical studies, we assessed the selectivity of ZN-c3, alongside adavosertib. The selectivity profile of each of ZN-c3 (right) and adavosertib (left) was characterized against a broad kinase panel for Wee1 consisting of 485 mammalian serine/threonine and tyrosine, as depicted by the respective kinase dendograms below. ZN-c3 and adavosertib were tested at a single concentration to determine the percentage inhibition at 1 μM. ZN-c3 was observed to have higher selectivity relative to that of adavosertib as depicted by the overall fewer kinases being affected in the ZN-c3 dendogram.

TK
TKL
STE
CMGC
CK1
AGC
CAMK
TK
TKL
STE
CMGC
CK1
AGC
CAMK
% Inhibition
(@ 1μM)
75-89
90+

Notes:
Illustration reproduced courtesy of Cell Signaling Technology, Inc. Each branch of the dendogram represents an individual human kinase. Adavosertib data based on evaluation of comparable proxy chemical compound purchased from commercial sources rather than the pharmaceutical company developing the compound.

Solubility of ZN-c3

We assessed the relative ADME properties and solubility of ZN-c3 and a proxy chemical compound of adavosertib in a series of repeat preclinical studies. ZN-c3 showed targeted ADME properties, and demonstrated solubility of 2,132 µM, approximately 35 times greater than the 60 µM observed with adavosertib in repeat preclinical studies. We believe greater solubility may reduce interpatient variability, and in turn limit toxicities for ZN-c3.

Anti-Tumor Activity in Human Lung Cancer Model

In a preclinical study, we assessed the anti-tumor potential of ZN-c3 alongside adavosertib, each as a monotherapy, in a lung cancer model using human A-427 cells that contained a KRAS mutation. In this model, doses of 40 mg/kg or 80 mg/kg of ZN-c3 demonstrated tumor shrinkage that was evident at the first post-treatment observation at four days and continued through the end of the experiment. Across dose levels there was no statistical difference between ZN-c3 and adavosertib and each compound produced tumor regression. ZN-c3 was observed to be well tolerated across all doses.

(1) Adavosertib (AZD 1775) data based on evaluation of comparable proxy chemical compound purchased from commercial sources rather than he pharmaceutical company developing the compound

Notes:
QD: once daily

Anti-Tumor Activity in Lung Cancer Model Across Varying Dosage Levels and Intermittent Dosing Regimen

We have explored various dosing regimens of ZN-c3 in preclinical studies. A loading dose of 120 mg/kg daily for seven days followed by once-daily dosing of 100 mg/kg resulted in ten out of ten treated mice being tumor free after five weeks. We also explored the potential of shorter dosing periods or intermittent dosing of ZN-c3 in preclinical studies. A loading dose of 120 mg/kg for five days followed by two days off drug followed by five weeks of 100 mg/kg given five days on, two days off resulted in seven out of ten mice being tumor free as shown in the graph below. A loading dose of 120 mg/kg for seven days followed by seven days off drug followed by two cycles of seven days on 100 mg/kg drug and seven days off drug resulted in five out of ten mice being tumor free as shown in the graph below.

We also assessed the potential of utilizing an intermittent dosing regimen with ZN-c3 alongside that of adavosertib in a preclinical study. Dosing of ZN-c3 by using a loading dose of 120 mg/kg for four days followed by three days off drug followed by five weeks of 100 mg/kg given four days on, three days off resulted in more prolonged tumor growth delay than that observed with adavosertib at the same dosing regimen.

PK Data Comparison in Animal Models

We assessed the PK properties of ZN-c3 and adavosertib in repeat preclinical animal models, as shown in the table below. For each of the preclinical studies, we observed the respective Cmax, Tmax, AUC and tumor concentration of each compound at doses of 20, 40 and 80 mg/kg/day. Administration of ZN-c3 was observed to result in high drug exposure in animal models and the selective accumulation of ZN-c3 to high levels in tumors. We believe this increased drug exposure may cause the inhibition of Wee1 at low doses, potentially affording a wide therapeutic window.

STUDY(1)	ZN-c3			Adavosertib (2)
Dose (mg/kg/day)	20	40	80	20	40	80
Cmax (ng/mL)	1,167	1,997	5,100	635	2,460	4,703
Tmax (hr)	1	1	1	1	1	1
AUC0-24hr (ng*hr/mL)	4,863	17,088	39,722	1,494	6,313	13,408
Tumor Concentration (ng/mL)	10.5	48.0	811	BQL	BQL	6.95
(1) Data based on a series of repeat preclinical studies using standard assay and uniform controls.
(2) Data based on evaluation of comparable proxy chemical compound purchased from commercial sources rather than obtained from the pharmaceutical company developing the compound.
Note:
BQL: Below Quantifiable Level

Anti-Tumor Activity in an Osteosarcoma Cancer Model

The anti-tumor activity of ZN-c3 alone and in combination with gemcitabine was assessed in the preclinical osteosarcoma cancer model SJSA-1. ZN-c3 was dosed at 30 mg/kg QD, po six days on, one day off; gemcitabine was dosed at 100 mg/kg, QW, ip and the combination of ZN-c3 and gemcitabine was dosed following the same dosing schedule for each single agent, respectively. The combination treatment resulted in a better anti-tumor effect than each monotherapy treatment (ZN-c3 and gemcitabine) alone.

Osteosarcoma Cancer Model SJSA-1
Vehicle
ZN-c3 30 mg/kg (6/1 dosing)
Gemcitabine 100 mg/kg qw, ip
ZN-c3 30 mg/kg (6/1 dosing) +
Gemcitabine 100 mg/kg qw, ip
Tumor Volume (mm3)
0
400
800
1200
1600
2000
2400
2800
0
5
10
15
20
Days Post Treatment

Anti-Tumor Activity in an Ovarian Cancer Models

The anti-tumor activity of ZN-c3 alone and in combination with carboplatin was assessed in the preclinical ovarian cancer model TOV21G. ZN-c3 was dosed at 60 mg/kg QD, po; carboplatin was dosed at 50 mg/kg, QW, ip and the combination of ZN-c3 and carboplatin was dosed following the same dosing schedule for each single agent, respectively. The combination treatment resulted in better anti-tumor effect than each monotherapy treatment (ZN-c3 and gemcitabine) alone.

The anti-tumor activity of ZN-c3 alone and in combination with talazoparib was assessed in the preclinical ovarian cancer model OVCAR3. ZN-c3 was dosed at 60 mg/kg QD, seven days on, seven days off, po; talazoparib was dosed at 0.23 mg/kg, QD, seven days on, seven days off, po and the combination of ZN-c3 and talazoparib was dosed following the same dosing schedule for each single agent, respectively. The combination treatment resulted in better anti-tumor effect than each monotherapy treatment (ZN-c3 and talazoparib) alone.

OVCAR3 Tumor Model (sequential dosing)

Vehicle
ZN-c3 60 mg/kg dosed at 7d on/7d off
Talazoparib 0.23 mg/kg dosed at 7d on/7d off
Talazoparib 0.23 mg/kg dosed at 7d on/7d off +
ZN-c3 60 mg/kg dosed at 7d off/7d on
Tumor Volume (mm3)
2400
2100
1800
1500
1200
900
600
300
0
0
4
7
11
14
18
21
25
28
32
Days Post Treatment

Anti-Tumor Activity in a Breast Cancer Model

The anti-tumor activity of ZN-c3 alone and in combination with trastuzumab was assessed in the preclinical breast cancer model JIMT-1. This model originated from a pleural metastasis of a 62-year old patient with breast cancer who was clinically resistant to trastuzumab. ZN-c3 was dosed at 60 mg/kg QD, po; trastuzumab was dosed at 10 mg/kg, QW, ip and the combination of ZN-c3 and trastuzumab was dosed following the same dosing schedule for each single agent, respectively. Treatment started when tumors reached 1000 mm3. The combination treatment resulted in better anti-tumor effect than each monotherapy treatment (ZN-c3 and trastuzumab) alone.

ZN-c3 + Trastuzumab regresses large tumors in the JIMT-1 model

ZN-c3 60 mg/kg, qd
Trastuzumab 10 mg/kg, qw
ZN-c3 60 mg/kg, qd + Trastuzumab 10 mg/kg, qw
Tumor Volume (mm3)
3000
2000
1000
0
0
4
8
12
16
20
24
28
32
36
Days Post Treatment
2,500 mm3
1,000 mm3
700 mm3
31% tumor regression

The anti-tumor activity of ZN-c3 alone and in combination with niraparib was assessed in the preclinical triple negative breast cancer (TNBC) patient derived xenograft (PDX). ZN-c3 was dosed at 60 mg/kg QD, five days on, two days off, po; niraparib was dosed at 35 mg/kg, QD, five days on, two days off, po and the combination of ZN-c3 and niraparib was dosed following the same dosing schedule for each single agent, respectively. The combination treatment resulted in better anti-tumor effect than each monotherapy treatment (ZN-c3 and niraparib) alone.

TNBC PDX Tumor Model
Vehicle
ZN-c3 60 mg/kg, dosed at 5/2
Niraparib 35 mg/kg, dosed at 5/2
ZN-c3 60 mg/kg + Niraparib 35 mg/kg, dosed at 5/2
Tumor volume (mm3)
1600
1200
800
400
0
0
10
20
30
Days Post Treatment

Anti-Tumor Activity in a Colon Cancer Models

The anti-tumor activity of ZN-c3 was assessed in the preclinical colon cancer model SW1116. ZN-c3 was dosed at 40, 60 and 80 mg/kg QD, po. A robust anti-tumor activity was observed.

The anti-tumor activity of ZN-c3 alone and in combination with the KRASG12C inhibitor sotorasib was assessed in the preclinical colon cancer SW837 model. The SW837 model contains a KRASG12C mutation. ZN-c3 was dosed at 60 mg/kg QD, po; Sotorasib was dosed at 30 mg/kg, QD, po and the combination of ZN-c3 and sotorasib was dosed following the same dosing schedule for each single agent, respectively. The combination treatment resulted in better anti-tumor effect than each monotherapy treatment (ZN-c3 and KRASG12C) alone.

Toxicology Results

ZN-c3 was evaluated in 28-day repeat dose toxicology studies. Results of these studies showed many of the toxicities associated with other Wee1 inhibitors in development, including those reported for adavosertib.

ZN-c3 Interim Clinical Results

On June 28, 2021, we announced clinical and regulatory updates across our pipeline of product candidates, including new interim clinical data from the Phase 1 clinical trial of ZN-c3. Interim data results from the Phase 1 monotherapy trial of ZN-c3 as of a data cut-off date of May 15, 2021 are as follows:

Two unconfirmed Partial Responses, or PRs, previously reported at AACR were confirmed, bringing the total number of confirmed PRs from the ongoing Phase 1 monotherapy trial from three to five. Since reporting initial clinical data at AACR, an additional unconfirmed PR was reported in a patient with USC, resulting in three out of seven USC patients evaluable having responded to treatment. Overall, the objective response rate, or ORR, increased from 40% to 43% based on RECIST criteria. Clinical results were seen across four different tumor types, signaling potential for broad oncology application.

Within the exceptional responder population of the ongoing Phase 1 monotherapy trial, in a patient with an ongoing treatment duration of more than eight months, the Company observed a deepening response of 65% to 69% tumor size decrease based on RECIST criteria. In addition, as of a data cut-off date of May 14, 2021, ZN-c3 was observed to be well-tolerated, with a lower overall rate of severe hematological adverse events relative to the rate previously reported at AACR with respect to the previous data cut-off date of February 12, 2021. The rate of treatment related white blood cell count decrease, or neutropenia, decreased to 2.2% as of the May 14, 2021 data cut-off date from 3.6% as of the February 12, 2021 data cut-off date.

ZN-c3 Dose Escalation and Expansion Study – 300 mg QD and Above Dose Cohorts
Best % Change in Target Lesion Size and Best Overall Response

Notes:
3 subjects with no treatment scans (CPC. USC, Pancreas), and experienced clinical progressive disease (CPD) + denotes treatment ongoing Waterfall as of 05/15/2021; both uPRs reported at AACR 2021 in USC are confirmed PRs. Newly reported uPR in USC is included. ORRR based on radiographic responses.

Interim data is subject to change as more data on these patients and additional patients become available and are subject to audit and verification procedures that could result in material changes in the final data.

Safety Results

As of the May 14, 2021 database cutoff, in the ongoing ZN-c3 Phase 1/2 trial in advanced solid tumors, a total of 66 patients were enrolled and had data available in the electronic data capture system. Patients were treated at the following dose levels: 21 at ≤ 200 mg/day, 18 at 300 mg/day and 27 at ≥ 350 mg/day. Enrollment in the Phase 1, monotherapy, dose-escalation portion of this trial was concluded; the maximum tolerated dose, or MTD, was determined to be 350 mg once daily, or QD, and the Recommended Phase 2 dose, or RP2D, was determined to be 300 mg QD. The dose expansion portion of this trial is ongoing.

As of the May 14, 2021, database cutoff in the ongoing Phase 1/2 trial in advanced solid tumors we reported on June 28, 2021, Treatment-emergent adverse events, or TEAEs, and Investigator assessed treatment-related adverse events, or TRAEs, in 65 of 66 and 58 out of 66 patients, respectively, at dose levels from 25mg qd to 450mg qd. Most AEs were of grade 1 and 2, and grade 3 and grade 4 events were of single digit percentage points.

ZN-c3 Pharmacokinetics Results

Following oral administration to cancer patients on the empty stomach, ZN-c3 was absorbed with a median Tmax of 1-4 hours. The peak plasma concentration, or Cmax, and daily exposure, or AUC0-24h, were highly variable and generally increased with escalating doses up to 300 mg. Cmax and AUC appear to reach plateau at daily doses above 300 mg. Based on available data at the RP2D 300 mg QD, the mean ZN-c3 steady-state AUC0-24h was 11,000 ng*h/mL with CV of 52%.

Pharmacodynamic data will be collected in subsequent patients and will be reported in the future.

ZN-c5, an Oral SERD for the Treatment of ER+/HER2- Breast Cancer

Overview

We are developing ZN-c5, an oral, small molecule product candidate targeting the estrogen receptor, or ER, a key driver of tumor growth and survival in ER+/HER2- breast cancer. These tumors are currently treated by a number of hormonal therapies; however, in contrast to most ER binders that simply block or modulate ER activity, ZN-c5 is also designed to cause degradation of the ER. As such, ZN-c5 is known as a selective ER degrader, or SERD. Fulvestrant, marketed as Faslodex® by AstraZeneca, is currently the only FDA-approved SERD. While effective, fulvestrant is limited to its FDA-approved dosing regimen of two painful 5 mL concomitant monthly intramuscular injections, thus restricting the level of ER degradation that can be induced in patients, which we believe limits its efficacy. We have applied our expertise to design ZN-c5 as an oral potent SERD with characteristics which we believe may result in a differentiated product profile. We believe ZN-c5, if approved, has the potential to be used as monotherapy and in combinations and could become the standard of care for hormonal therapy in the treatment of all lines of ER+/HER2- breast cancer.

We are currently conducting a Phase 1/2 clinical trial of ZN-c5 in patients with ER+/HER2- advanced or metastatic breast cancer. ER+/HER2- breast cancer affects approximately 70% of all breast cancer patients in the United States. We continue to enroll patients and collect data for ZN-c5 administered as monotherapy and in combination with palbociclib as part of a clinical research collaboration with Pfizer. Palbociclib, marketed as Ibrance®, is a CDK4/6 inhibitor that is FDA approved for the treatment of ER+/HER2- advanced or metastatic breast cancer in combination with hormonal therapies, such as fulvestrant. In addition, in November 2020, we initiated a Phase 1b open label, multi-center trial evaluating ZN-c5 in combination with abemaciclib in patients with ER+/HER2- advanced or metastatic breast cancer as part of a clinical research collaboration with Lilly. Abemaciclib, marketed as Verzenio®, is a CDK4/6 inhibitor that is FDA approved for the treatment of HR+/HER2- advanced or metastatic breast cancer in combination with fulvestrant, aromatase inhibitors or as a single agent in certain patients with disease progression following treatment with prior endocrine therapy or chemotherapy regimens. We maintain full ownership of ZN-c5 in each collaboration.

We intend to initiate a Phase 1b combination trial of ZN-c5 and ZN-c3 in CDK4/6i resistant breast cancer in 2022.

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
Most breast cancer tumor growth is dependent on two main protein receptors: estrogen receptor and human epidermal growth factor receptor 2. Approximately 70% of breast cancers in the United States are ER+/HER2-, meaning that they express ER and not HER2, and therefore depend on estrogen signaling for tumor growth and survival. These ER+ tumors are sometimes referred to as hormone receptor positive, or HR+ tumors, and are currently treated using several approaches:

•by blocking receptor function with selective ER modulators, or SERMs;

•by blocking the synthesis of hormones, such as estrogen, with aromatase inhibitors, or AIs; or

•by degrading, and thus potentially eliminating ER receptors with a drug in the SERD class.

AIs have demonstrated superior clinical benefit to SERMs, including tamoxifen, and SERDs have demonstrated superior clinical benefit to AIs.

FDA-Approved SERD, Fulvestrant and its Limitations

Currently, fulvestrant is the only FDA-approved SERD. Fulvestrant, marketed as Faslodex® by AstraZeneca, is FDA-approved for first and second-line treatment for women with HR+/HER2- advanced breast cancer both as monotherapy and as combination therapy with a number of other drug classes. Fulvestrant has demonstrated improved efficacy relative to AIs. In a randomized double-blind, placebo-controlled trial in treatment of naïve advanced and metastatic breast cancer patients, treatment with 500 mg of fulvestrant resulted in median progression free survival, or PFS, of 16.6 months versus 13.8 months for anastrozole, an FDA-approved oral AI marketed as Arimidex® by ANI Pharmaceuticals. However, fulvestrant has a number of pharmacological characteristics that require it to be delivered via two painful 5 mL concomitant monthly intramuscular injections, which we believe may limit its efficacy and tolerability. Despite these limitations, AstraZeneca reported worldwide sales of Faslodex® of over $1.0 billion in 2018, the last year prior to generic competition.

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

ZN-c5 is our oral SERD product candidate, which we believe has the potential to overcome limitations of existing hormonal therapies in the treatment of ER+/HER2- breast cancer due to the following observed preclinical and clinical results:

•Potency and Selectivity. In our in vitro preclinical studies, we observed the potency of ZN-c5 as measured by proliferation inhibition and degradation of ERα, and that the combination of ZN-c5 and palbociclib was associated with meaningful shrinkage in MCF-7 tumors. In addition, ZN-c5 has exhibited no agonist effect on uterus in animal models which, if present, may compromise its anti-tumor activity.

•Preclinical anti-tumor activity. In preclinical studies, ZN-c5 demonstrated anti-tumor activity in multiple breast cancer xenograft models in mice, both as monotherapy and in combination with CDK4/6 inhibitors and PI3Ka inhibitors, as well as superior tumor growth inhibition when compared to fulvestrant. In addition, in preclinical studies ZN-c5 administered in combination with BCL-2 inhibitors, including our BCL-2 inhibitor product candidate, ZN-d5, demonstrated increased anti-tumor activity as compared to ZN-c5 as monotherapy.

•Preliminary Clinical Activity. As of the database cutoff date of September 15, 2021, two patients in the Phase 1, monotherapy dose expansion portion of the Phase 1/2 trial, one each at the 150 mg/day and 300 mg/day dose levels, had met the definition of a confirmed partial response, or PR, per RECISTv1.1 criteria. In addition, as of such date, the clinical benefit rate (CBR = PR + SD ≥ 24 weeks) was 38%.

•PK characteristics. In preclinical and clinical studies to date, oral dosing of ZN-c5 has shown high exposure levels.

•Tolerability profile. In preclinical studies, ZN-c5 was well tolerated in one-month repeat dose toxicology studies. In addition, based on results from our Phase 1/2 clinical trial as of the database cutoff date of September 15, 2021, no dose-limiting toxicities have been reported.

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

In our Phase 1/2 clinical trial, we are evaluating the potential of ZN-c5 as monotherapy and in combination with palbociclib, a CDK4/6 inhibitor, as part of a clinical development collaboration with Pfizer. In addition, we initiated a Phase 1b clinical trial evaluating ZN-c5 in combination with abemaciclib as part of a clinical collaboration with Lilly in November 2020, and we plan to initiate a Phase 1b clinical trial evaluating ZN-c5 in combination with ZN-c3 in CDK4/6i resistant breast cancer patients in 2022.

Preclinical Results

Rationale for Combining ZN-c5 with our Wee1 Inhibitor and Anti-tumor Activity in an ER+/HER2- Breast Cancer Model

Current treatment options for ER+/HER2- breast cancer include treatment with CDK4/6 inhibitors, or CDK4/6i, as a single agent and in combination with anti-estrogen treatments, including fulvestrant. However, resistance to CDK4/6i’s frequently develops over time through a variety of proposed mechanisms, including but not limited to CDK2 activation due to CCNE1 and/or CDK2 overexpression, loss of RB1, MDM2 overexpression, and WEE1 overexpression. Many of these resistance mechanisms lead to abrogation of the G1/S cell cycle checkpoint, and thus counter the effect of CDK4/6i, i.e., cell cycle blockade at the G1/S checkpoint. Because of this, cancer cells become more reliant on the G2/M checkpoint of the cell cycle to allow for repair of any possible DNA damage before cell division. Wee1 is a tyrosine kinase that controls the G2/M checkpoint, and its inhibition by ZN-c3, our Wee1 inhibitor, leads to abrogation of the G2/M checkpoint, leading to DNA damage due to unchecked replication and apoptosis in cancer cells, thereby preventing tumor growth and potentially causing tumor regression. Interestingly, CRISPR-mediated knockout of CDK2 in cancer cells suggests that expression of CDK2 is associated with increased sensitivity to Wee1 inhibition by ZN-c3. As an example, the figure below shows that 3 different A427 lung cancer cell clones with loss of CDK2 expression, known as CDK2-sg1, 3, and 4, have reduced sensitivity to ZN-c3 in a cell proliferation assay as compared with the original cell line that expresses CDK2, or pT-01.

Taken together, these observations led us to investigate the potential for combining ZN-c5 with our Wee1 inhibitor, ZN-c3. In a preclinical study, we assessed the anti-tumor activity of ZN-c5, both as monotherapy and in combination with ZN-c3, in the ER+/HER2- T47D breast cancer xenograft model. As shown in the graph below, the combination of ZN-c5 dosed daily at 20 mg/kg plus ZN-c3 dosed daily at 80 mg/kg had greater anti-tumor activity than ZN-c5 as monotherapy.

800
600
400
200
0
Tumor volume (mm3)
0
7
14
21
28
Days after the start of treatment
Vehicle, PO, QD, n=10
ZN-c3, 80 mg/kg, PO, QD, n=10
ZN-c5, 20 mg/kg, PO, QD, n=10
ZN-c5 + ZN-c3, PO, QD, n=10

ZN-c5 has bone protective effects in a mouse osteoporosis model

Loss of estrogen is associated with osteoporosis in post-menopausal women, and therefore, treatment of female breast cancer patients with a SERD may have similar effects or further aggravate this condition. In addition, patients with advanced breast cancer often suffer from osteolytic bone metastasis. For this reason, we tested our SERD, ZN-c5, in a mouse model of osteoporosis using ovariectomized mice. The schematic of the study is shown in the figure below. In brief, ovariectomized mice were treated with 10 and 20 mg/kg ZN-c5 daily for 12 weeks. Bone mineral density, BMD was measured weekly starting at week 7, and at the end of the study, femurs and tibiae were analyzed using micro computed tomography scans, or micro-CT. As shown in the figure below (bottom, left), ovariectomy, or OVX, led to a reduction in BMD. Interestingly, this loss in BMD was negated by ZN-c5 treatment, and in fact, we observed a significant increase in BMD in mice treated with ZN-c5 as compared to non-ovariectomized mice (Sham-vehicle). Micro-CT scans of the isolated bones (bottom, right figure) showed a significant loss of trabecular bone in OVX control mice (OVX-vehicle). Treatment with ZN-c5 resulted in a dose-dependent reversal of this trabecular bone loss. Taken together, this surprising result suggests that ZN-c5 has bone protective effects.

Ovariectomy
Treatment (daily)
Sample collection
MicroCT and HE staining
2 weeks
12 weeks
Bone Mineral Density
9 weeks; Femur
BMD(g/cm²)
0.30
0.25
0.20
0.15
**
###
##
###
##
Sham-Vehicle
OVX-Vehicle
ZN-c5-10mpk
ZN-c5-20mpk
Tamoxifen-10mpk
Fulvestrant-25mpk
Micro-CT of trabecular bone
12 weeks; Femur
Sham-Vehicle
OVX-Vehicle
ZN-c5 10mpk
ZN-c5 20mpk

***$p < 0.05$, **$p < 0.01$, ***$p < 0.001$, analyzed by unpaired t-test. All data are presented as mean ± SEM.**

**** Compared with sham-vehicle group; # Compared with OVX-vehicle group***

Clinical Results

As of September 15, 2021, we had enrolled 56 patients in the Phase 1, monotherapy portion of this trial, at the following dose levels: 50 mg QD (N=16), 75 mg QD (N=3), 100 mg QD (N=3), 75 mg BID (N=6), 150 mg QD (N=15), 150 mg BID (N=3) and 300 mg QD (N=10). All patients were female, with a median age of 58.5 years (ranging from 38 to 89 years) and an Eastern Cooperative Oncology Group, or ECOG, performance status, a measurement of a patient's level of functioning in terms of their ability to care for themself, daily activity, and physical ability, of 0 (n = 30) or 1 (n = 25) and not known (n=1).

The median number of prior therapies for advanced disease was two (ranging from zero to nine). 26 of the 56 patients, or 46%, received prior treatment with fulvestrant, and 39, or 70%, received prior therapy with a CDK 4/6 inhibitor. Enrollment in the Phase 1 monotherapy dose escalation portion of this trial has been completed.

As of September 15, 2021, we had enrolled 50 patients in the Phase 1, combination dose escalation portion of this trial, ten patients at the ZN-c5 dose level of 25 mg QD, five at 25 mg BID, 18 at 50 mg QD, two at 50 mg BID, twelve at 100 mg QD, and three at 150 mg QD. 49 patients were female, and one was male, with a median age of 63 years (ranging from 35 to 79 years) and an ECOG performance status of zero (n = 20), one (n = 29) or two (n = 1). The median number of prior therapies for advanced disease was one, with a range from zero to six. 19 of the 50 patients received prior treatments with fulvestrant. Of these 50 patients, 19 are still on treatment and 31 discontinued due to disease progression (n = 24), patient discretion (n=4), investigator discretion (n = 2), and due to intercurrent illness (n=1). Enrollment in the Phase 1, combination dose escalation portion of this trial is ongoing, and a total of up to 62 patients may be enrolled.

Safety Results

Phase 1, Monotherapy Dose Escalation and Monotherapy Dose Expansion

Based on the results as of the database cutoff date of September 15, 2021 for the Phase 1, monotherapy dose escalation and monotherapy dose expansion portions of this trial, ZN-c5 has been observed to be well tolerated with no dose-limiting toxicities reported.

In the Phase 1 monotherapy portion of this trial, a total of 56 patients were enrolled and dosed, with data available in the electronic data capture system as of the September 15, 2021 database cutoff. TEAEs occurred in 54 of the 56 patients, or 96%. Nausea was observed in 17 patients, or 30%; fatigue in 15 patients, or 27%; and hot flush in eight patients, or 15%. Grade 3 TEAEs occurring in ≥ 2 subjects included abdominal pain, hypertension, hyponatremia, pain in extremity (n = 2 each), and gamma-glutamyl transferase (GGT) increase (n = 3). Of these, only 1 TEAE each of abdominal pain and GGT increase were deemed related to ZN-c5. Grade 4 events were not reported.

33 of 56 subjects, or 59%, experienced at least one ZN-c5 TRAE, mainly of Grade 1 or 2 in severity. Grade 3 TRAEs were hypersensitivity, abdominal pain, GGT increase, and dyspnea (n = 1 each). Grade 1 or 2 TRAEs included diarrhea (4%) and nausea (14%). Only one subject had a ZN-c5 dose reduction, due to GGT increase. There were no deaths reported.

Overall, in the Phase 1, monotherapy dose escalation and monotherapy dose expansion portions of the trial, there was no observed increase in severity of adverse events with increasing dosing levels.

Phase 1, Combination Dose Escalation

As of the May 11, 2021 database cutoff date, ZN-c5 in combination with palbociclib was observed to be well tolerated with no dose-limiting toxicities reported. Based on these safety results, we are continuing to enroll patients in ZN-c5 in combination with palbociclib.

Investigator assessed TRAEs to ZN-c5 occurred in 20 of the 41 patients dosed and were all at most, grade 2 in severity. TRAEs with incidence >10% included: hot flush (n = 6), and arthralgia (n = 4).

Investigator assessed TRAEs to palbociclib occurred in 40 of the 41 patients dosed. Adverse events with incidence >10% included: neutrophil count decreased (n = 28), white blood cell count decreased (n = 27), anemia (n = 14), lymphocyte count decreased (n = 12), fatigue (n = 10), platelet count decreased (n = 9), nausea (n = 5), hot flush (n = 4), and arthralgia (n = 4). TRAEs of grade 3 events included: neutrophil count decreased (n = 12), white blood cell count decreased (n = 6), and lymphocyte count decreased (n = 3); there was only one grade 4 lymphocyte count decreased event.

Efficacy Results

Clinical activity in the Phase 1 trial is determined by the CBR, which is the total number or percentage of patients who achieved a CR, PR, or stable disease, or SD, for 24 weeks or longer per RECIST v1.1 criteria.

ZN-c5 achieved a best response of confirmed PR (as per RECIST) in two of 41 subjects, or 5%, with measurable disease. The clinical benefit rate (CBR = PR + SD ≥ 24 weeks) was 38%. In addition, the median progression-free survival (PFS) was 3.8 months (95% CI,3.5-5.4).

The following figures illustrate treatment duration and best overall response for the Phase 1, monotherapy dose escalation portion of the trial as of the database cutoff date of September 15, 2021.

(1) Number of treatments reflect advanced or metastatic setting, not neo/adjuvant; also reflect combinations with targeted therapies CDK4/6, mTOR, PI3Ki
(2) P-palbociclib, A-abemaciclib, R-ribociclib, E-experimental treatment (could be placebo)
+ ESR1 mutation detected
U Unknown

(1) Number of treatments reflect advanced or metastatic setting, not neo/adjuvant; also reflect combinations with targeted therapies CDK4/6, mTOR, PI3Ki
(2) P-palbociclib, A-abemaciclib, R-ribociclib, E-experimental treatment (could be placebo)
+ ESR1 mutation detected
U Unknown

ZN-c5 Pharmacokinetics Results

PK analyses were conducted for 54 of 56 subjects, or 96%, in fasted conditions during Cycle 1 of the Phase 1 monotherapy dose escalation and expansion. (Table 4)

The preliminary PK was characterized by fast absorption with median Tmax values of 1 to 2 hrs. The exposures were approximately dose-proportional at the dose levels of 50 to 100 mg and less than dose-proportional between 100 and 300 mg. No accumulation of ZN-c5 was observed after 15 days of QD dosing.

Preliminary Pharmacokinetic Data for ZN-c5 Monotherapy

ZN-c5 monotherapy was administered at doses 50–300 mg QD or 75–150 mg BID. ZN-c5 is absorbed with median Tmax of 2–4 hours, independent of dose level. Exposure and Cmax on Day 1 and Day 15 were less than dose proportional. No significant accumulation in exposure was observed for doses up to 100 mg.

Dose and Number of Subject (Day1/Day15)	Day 1			Day 15			Day 15/ Day 1 AUC Ratio
	Cmax (ng/mL	Tmax* (hr)	AUC0-24hr (ng•h/mL	Cmax (ng/mL	Tmax* (hr)	AUC0-24hr (ng•h/mL
50 mg (N = 16/14)	5,790 ± 1,260	2 (0.5-4)	75,700 ± 20,800	5,270 ± 803	1 (1-4)	64,300 ± 13,800	0.88 ± 0.22
75 mg (N = 3/3)	6,700 ± 4,080	2 (1-4)	77,300 ± 47,800	6,700 ± 1,040	2 (1-2)	64,400 ± 16,000	1.1 ± 0.66
100 mg (N = 3/3)	7,120 ± 2,550	4 (2-6)	103,000 ± 42,100	9,250 ± 5,350	2 (1-2)	107,000 ± 75,700	0.97 ± 0.31
150 mg (N = 15/13)	10,100 ± 2,530	2 (1-6)	129,000 ± 29,600	9,320 ± 2,880	2 (1-8)	110,000 ± 28,700	0.86 ± 0.22
75 mg BID† (150 mg/day) (N = 4/4)	7,800 ± 3,200	1.5 (1-2)	NA	7,360 ± 3,030	2 (1-2)	101,000 ± 29,900	NA
300 mg (N = 10/9)	13,600 ± 5,380	3 (2-6)	192,000 ± 81,800	11,500 ± 4,570	2 (2-6)	126,000 ± 36,700	0.68 ± 0.11
150 mg BID† (300 mg/day) (N = 3/3)	10,100 ± 3,320	2 (1-2)	NA	8,170 ± 1,430	2 (2-2)	127,000 ± 30,800	NA
*Tmax: median and range
AUC 0-24hr on Day 15 estimated as 2xAUC 0-12 hr

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

Phase 1b Trial of ZN-c5 in combination with ZN-c3

In December 2021 at our R&D Day, we announced our intent to initiate a Phase 1b combination trial of ZN-c5 with ZN-c3 in CDK4/6i resistant breast cancer in 2022. This trial aims to assess the safety, tolerability, PK, pharmacodynamics, and anti-tumor activity of ZN-c5 in combination with ZN-c3. This trial will be conducted at several sites in the United States and Europe. We plan to enroll approximately 18 patients in this trial.

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

We began enrolling subjects in a Phase 1 clinical trial evaluating ZN-d5 in patients with relapsed or refractory NHL and AML, in October 2020. This trial initially enrolled subjects with NHL and enrollment of subjects with AML began in the third quarter of 2021. This dose-escalation study is designed to assess the safety, efficacy and PK of ZN-d5, and to determine the MTD and RP2D in NHL and AML. Based on the unmet medical need, we will initiate a Phase 1 monotherapy clinical trial to evaluate ZN-d5 in patients with relapsed or refractory amyloidosis, in the first quarter of 2022. In 2022, we also intend to initiate a Phase 1/2 clinical trial evaluating ZN-d5 in combination with ZN-c3, our Wee1 inhibitor product candidate, in patients with AML.

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

The overexpression of BCL-2 and/or BCL-xL proteins is frequently detected in many different types of cancers, including chronic lymphatic leukemia, or CLL, SLL, AML, NHL (including follicular lymphoma, or FL, mantle-cell lymphoma, or MCL, diffuse large B-cell lymphoma, or DLBCL),Waldenström’s macroglobulinemia, multiple myeloma, or MM, and small cell lung cancer, or SCLC. These overexpressed proteins prevent apoptosis of cancer cells. We believe the use of small molecule inhibitors to block the protein-protein interactions of BCL-2 and/or BCL-xL with their pro-apoptotic partners will restore the normal apoptosis process in cancer cells. This new cancer therapeutic strategy has been validated through the recent approval of venetoclax.

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

Our BCL-2 Inhibitor: ZN-d5

We have designed ZN-d5 to have the following characteristics:

•Potency. In our preclinical studies, ZN-d5 was observed to be potent in cell lines and xenograft models across a variety of hematological malignancies.

•Selectivity. In our in vitro studies, ZN-d5 showed more than 600 times greater selectivity for BCL-2 than BCL-xL. The inhibition of BCL-xL is a known cause of thrombocytopenia, a commonly reported toxicity in patients treated with venetoclax. We believe ZN-d5's greater selectivity for BCL-2 over BCL-xL observed in preclinical studies may support the use of ZN-d5 in combination with other drugs that are associated with a high rate of thrombocytopenia..

•Tolerability profile. In our animal toxicity studies, ZN-d5 was observed to be well tolerated across various dosage levels.

We believe the observed properties of ZN-d5 make it an attractive candidate for evaluation as monotherapy and in combination with other therapies, initially for the treatment of hematological malignancies. As noted above, ZN-d5 is in an ongoing Phase 1 dose escalation study in relapsed and refractory NHL and AML patients. Our plans for 2022 for ZN-d5 include opening enrollment in a Phase 1 study to patients with relapsed or refractory amyloidosis in the first quarter and launching a Phase 1/2 trial in combination with ZN-c3, our Wee1 inhibitor product candidate, in relapsed or refractory AML in the first half of the year.

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
(1) Data based on evaluation of comparable proxy chemical compound purchased from commercial sources rather than the pharmaceutical company commercializing the compound.

In a preclinical study, we also assessed the platelet toxicity of ZN-d5 against venetoclax, as measured by mM in a platelet viability assay. In each assay, ZN-d5 was observed to be less toxic to platelets than venetoclax, which we believe may limit the incidence of thrombocytopenia.

Potency for BCL-2 Mutations

We believe genetic mutations in the BCL-2 gene may be responsible for a developed resistance to venetoclax observed in some CLL patients. In a third-party clinical trial, 16 of 29 patients acquired mutations in members of the BCL-2 family of proteins, 14 of which were a mutation in BCL-2. In nine of those 14 patients, the BCL-2 mutation was detected after 24 months on venetoclax. In an in vitro preclinical study, we assessed the affinity of ZN-d5 alongside venetoclax, to bind to such BCL-2 mutations, as measured in nM. In each assay, ZN-d5 was observed to bind with higher affinity to such BCL-2 mutants as compared to venetoclax.

	IC50 (nM) BCL-2 Type
COMPOUND	WT	G101V	F104L	D103Y
Venetoclax(1)	1.3	7.3	8.4	18.3
ZN-d5	1.4	3.7	1.4	5.0
(1) Data based on evaluation of comparable proxy chemical compound purchased from commercial sources rather than the pharmaceutical company commercializing the compound.

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

The Combination of BCL-2 and Wee1 Inhibitors in Several Tumor Models Including AML Model

In a preclinical study, we assessed the anti-tumor activity of a low dose of ZN-d5 alone and in combination with ZN-c3 in the HL-60 xenograft leukemia mouse model. ZN-d5 was dosed at 50 mg/kg QD, p. o., and ZN-c3 was dosed at 60 mg/kg QD, p. o. The combination treatment resulted in better and synergistic anti-tumor effect (94% tumor regression) than each monotherapy treatment.

In a preclinical study, we assessed the anti-tumor activity of ZN-d5 alone and in combination with ZN-c3 in a patient derived model, or PDX, of AML. In this model, human AML cells are injected into mice that had been previously sub-lethally irradiated to allow for the engraftment of the bone marrow by the human cells. ZN-d5 was dosed at 200 mg/kg QD, p. o., and ZN-c3 was dosed at 80 mg/kg QD, p. o. The combination treatment resulted in better anti-tumor effect than each monotherapy treatment as measured by the presence of human CD45+ cells in the mouse bone marrow.

The anti-tumor activity of ZN-d5 combined with ZN-c3 at different doses was tested in vitro in samples from patients who had progressed on a venetoclax-based therapy. The combination of ZN-d5 and ZN-c3 was highly active.

Clinical Studies Update

Phase 1 dose escalation study of ZN-d5 in NHL and AML

Our first-in-human Phase 1 dose escalation study of ZN-d5, opened to relapsed or refractory NHL subjects in October 2020 and to relapsed or refractory AML subjects in the third quarter of 2021. As of the database cutoff date of November 3, 2021, 27 subjects had been treated with ZN-d5, including 23 subjects with NHL and 4 with AML.

Preliminary Safety and Clinical Activity Observations

At our R&D Day in December 2021, we reported preliminary interim data from the NHL subjects in this study. As of the November 3, 2021 database cutoff date, ZN-d5 has been well-tolerated, with 74% of the NHL subjects having experienced AEs. Anemia (22%), diarrhea (13%), and nausea and vomiting (9% each) comprise the most commonly experienced AEs. Investigator-reported responses among eleven response-evaluable subjects with diffuse large B-cell lymphoma, according to the Lugano 2014 classification, have included a complete response, a partial response, and two subjects with SD, as of the database cutoff date of November 3, 2021.

Phase 1/2 study of ZN-d5 in AL amyloidosis

In the first quarter of 2022, we will initiate our Phase 1/2 study of ZN-d5 in subjects with relapsed or refractory AL amyloidosis. AL amyloidosis is a plasma cell disorder in which a non-malignant clonal population of plasma cells secrete high levels of a misfolding immunoglobulin light chain can become deposited in tissues, causing widespread organ damage. Though not a malignancy, AL amyloidosis is a difficult and progressive disease that is treated with agents active against multiple myeloma, a malignancy of plasma cells, which can include stem cell transplant and, more commonly, combinations of chemotherapy, proteosome inhibitors, immunomodulating agents, dexamethasone, and monoclonal antibodies that target plasma cells. AL amyloidosis is a rare disease that is often progressive despite multiple lines of therapy, and we believe represents an unmet medical need.

This Phase 1/2 study in amyloidosis consists of a dose-escalation phase to establish the RP2D, and an expansion phase to assess the safety and efficacy of ZN-d5 in this population. The study is expected to enroll up to approximately 140 subjects.

Phase 1/2 study of ZN-d5 and ZN-c3 in AML

In 2022, we plan to initiate a Phase 1/2 combination trial of ZN-d5 with ZN‑c3 in AML, based on the mechanism of action for both compounds and strong preclinical proof-of-concept data that suggest the combination may have potent activity in AML. The Phase 1 portion of this trial will escalate the doses of both drugs to identify the RP2D for the combination, which will be subsequently assessed in several phase 2 expansion cohorts comprising specific AML populations. This study is expected to enroll up to approximately 100 subjects.

ZN-e4, an Inhibitor of EGFR for the Treatment of NSCLC

Overview

We are developing ZN-e4, an irreversible inhibitor of EGFR, a driver of tumorigenesis in lung cancer. We have designed ZN-e4 to be highly selective against mutant EGFR while lacking metabolites that bind potently to the wild-type EGFR, potentially leading to fewer toxicities, including skin rash, compared to drugs that have metabolites that actively bind the wild-type receptor. We believe that eliminating the formation of such a metabolite will allow for a wide therapeutic window. In addition, we believe a more tolerable EGFR inhibitor would, if approved, allow for use in combination with other therapeutics while limiting the toxicity associated with use in combination.

Role of EGFR Inhibition in NSCLC

Lung cancer is the leading cause of cancer death for both men and women, accounting for approximately 18% of all cancer deaths globally in 2020, according to the World Health Organization. There are an estimated 228,000 new cases of lung cancer diagnosed and 143,000 deaths in the United States annually. More than half of the people with lung cancer die within one year of being diagnosed. Non-small cell lung cancer, or NSCLC, accounts for approximately 80-85% of lung cancer cases. EGFR mutations are detected in approximately 10% to 15% and 30% to 40% of Caucasian and Asian patients, respectively, with NSCLC.

EGFR mutations lead to activation of EGFR signaling and oncogenic transformation both in vitro and in vivo. Cancers with EGFR mutations depend on EGFR signaling for growth and survival and are often sensitive to treatment with EGFR inhibitors. Two inhibitors of EGFR were approved in the early 2000s to treat patients with advanced NSCLC based on anti-tumor responses in a subset of patients. These first-generation drugs, erlotinib and gefitinib, were reversible EGFR inhibitors. Although most NSCLC patients with EGFR mutations displayed an initial pronounced response to these first-generation EGFR inhibitors, they acquired resistance to the drugs after approximately nine to 14 months of treatment. The T790M mutation of EGFR was the most common mechanism of such an acquired resistance, having been detected in over 50% of patients treated with EGFR inhibitors.

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

We are conducting a Phase 1/2 clinical trial of ZN-e4 in patients with advanced NSCLC with activating EGFR mutations. Preliminary results from the Phase 1 portion of this trial were presented in December 2021 at our R&D Day.

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
(1) Osimertinib data based on evaluation of comparable proxy chemical compound purchased from commercial sources rather than the pharmaceutical company commercializing the compound.

Anti-tumor Activity, Tolerability and Solubility of ZN-e4

In a preclinical study, we evaluated the anti-tumor activity of ZN-e4 alongside that of osimertinib. In a NCI-H1975 NSCLC tumor model in which there is a double mutation in EGFR, T790M and L858R, oral dosing of ZN-e4 for 14 days at the dose tested, 10 mg/kg, induced complete tumor regression, as did 10 mg/kg osimertinib dosed orally. In addition, ZN-e4 at this dose was well tolerated in these models with no apparent loss in body weight throughout the study. In contrast, the 10 mg/kg dose of osimertinib led to a loss of greater than 8% of total body weight. We observed a similar loss of body weight with ZN-e4 when we increased the dose to 50 mg/kg, roughly five times the dose we found to reduce tumor volumes.

We also assessed the relative solubility of ZN-e4, alongside a proxy chemical compound of osimertinib, using a standard in vitro assay. The solubility of ZN-e4 was observed to be 1,614,000 nM, greater than 450 fold the solubility that of osimertinib which was observed at 3,500 nM. In addition, we did not observe confirmed cardiac toxicity as measured by the standard electrophysiological hERG safety assay.

Clinical Results

In January 2022, enrollment in ZN-e4-001 was closed after achieving enrollment in the Phase 1 dose-escalation portion of the study sufficient to determine the recommended phase 2 dose. As of January 18, 2022, we treated a total of 34 subjects with daily doses of ZN-e4 ranging from 20 mg to 480 mg, and five subjects remained on treatment. The majority of discontinuations were for disease progression.

The interim and preliminary data described herein are subject to change as more data on these subjects and additional patients become available and are subject to authorization and verification procedures that could result in material changes in the final data.

Interim Preliminary Safety Results

An updated safety analysis was performed with a database cutoff date of January 18, 2022. ZN-e4 has continued to be generally well tolerated. TEAEs occurred in 29 of 34 subjects (85%), and a total of eleven SAEs have been reported in five subjects. There has been no change in the safety profile of ZN-e4 since the last reported study update.

Interim Preliminary Efficacy Results

28 subjects are included in the efficacy analysis as of the November 1, 2021 database cutoff date. The ORR was 14%, with four subjects demonstrating a PR. In addition, seven subjects had SD. Among subjects previously treated with osimertinib, ORR was 36%. The waterfall plot below presents the best percent change in target lesion size for individual subjects and the response to treatment, as assessed by the investigators according to RECIST criteria, as of the November 1, 2021 cutoff date.

BCL-xL Heterobifunctional Degrader

BCL-xL is a member of the anti-apoptotic BCL-2 protein family and participates in the regulation of the intrinsic apoptosis pathway. BCL-xL is often upregulated in hematological and solid malignancies. It is involved in tumor survival and resistance to chemotherapy and venetoclax.

Navitoclax, a dual BCL-2/BCL-xL inhibitor, has shown clinical activity in hematopoietic malignancies but was found to be dose-limited because of thrombocytopenia driven by BCL-xL inhibition.

We are developing BCL-xL heterobifunctional degraders based on E3 ligases not expressed in platelets, allowing for the avoidance of dose-limiting thrombocytopenia associated with BCL-xL inhibitors.

•Potency. In our preclinical studies, the degradation of BCL-xL in tumor cells with our heterobifunctional degraders is associated to a decrease in cell viability.

•Tolerability. Contrary to navitoclax, our BCL-xL heterobifunctional degraders are not significantly affecting the viability of human platelets in in vitro studies.

We believe that our Discovery efforts to select a BCL-xL degrader will lead to an attractive candidate for evaluation as monotherapy and in combination with other therapies, such as ZN-d5 and ZN-c3, for the treatment of hematological and solid malignancies.

Preclinical Results

Potency in Acute Lymphocytic Leukemia (ALL) – in vitro studies

In an in vitro preclinical study, we assessed the potency of our BCL-xL heterobifunctional degraders alongside navitoclax. As shown in the table below, we assessed the effect of each molecule on the viability of the ALL cell line model, MOLT4, by CellTiter Glo, and on the degradation of BCL-xL protein by ELISA. IC50 and DC50 are reported in nM for MOLT4 viability and BCL-xL degradation, respectively. Ymax and Dmax indicate the maximum percentage of reduction in viability and BCL-xL degradation, respectively. While navitoclax doesn’t decrease the levels of BCL-xL protein, our degraders cause a significant reduction of BCL-xL protein associated with a reduction in viability of tumor cells.

Compound	MOLT-4 Viability		BCL-xL Degradation
	IC50 (nM)	Ymax (%)	DC50 (nM)	Dmax (%)

Navitoclax*	98.19	98.21	>10000	0
ZN Degrader 1	404.68	95.79	136.02	72.5
ZN Degrader 2	58.85	97.85	36.99	71.53
ZN Degrader 3	60.98	98.21	31.26	69.96
*Data based on evaluation of comparable proxy chemical compound purchased from commercial sources rather than the pharmaceutical company commercializing the compound.

Assessment of BCL-xL degrader toxicity in platelets in in vitro studies

In a preclinical study, we assessed the platelet toxicity of our degraders against navitoclax by assessing their effect on the viability of human platelets using CellTiter Glo. IC50 values are reported in nM for platelet viability and Ymax represents the maximum percentage of reduction in viability. While navitoclax has an IC50 of 372 nM and kills 95% of platelets, our degraders are sparing the viability of platelets.

*Representative graph from ≥ 2 independent studies

Anti-Tumor Activity of BCL-xL degrader in a xenograft ALL Model

In an in vivo study, we assessed the anti-tumor activity of our BCL-xL degraders, alongside navitoclax. In a MOLT4 xenograft ALL mouse model, our BCL-xL heterobifunctional degrader ZN degrader 1, dosed weekly at 20 mg/kg for 3 weeks, shows comparable efficacy to navitoclax, dosed daily at 100 mg/kg for 3 weeks. BCL-xL protein was assessed by semi-quantitative western blot in the tumors after 3 days of treatment and demonstrates ZN degrader 1 induces a >50% decrease in protein levels, while navitoclax induces an increase in BCL-xL protein.

*Navitoclax data based on evaluation of comparable proxy chemical compound purchased from commercial sources rather than the pharmaceutical company commercializing the compound.

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

We have engaged CMOs to manufacture and package ZN-c3, ZN-c5, ZN-d5 and ZN-e4 for preclinical and clinical use. Additional CMOs are used to label and distribute ZN-c3, ZN-c5, ZN-d5 and ZN-e4 for clinical use. We obtain our supplies from these CMOs on a purchase order basis and do not have long-term supply arrangements in place. Although we do not currently have contractual arrangements in place for redundant supply for all of these product candidates, it is our goal to identify and contract with at least two manufacturers for active pharmaceutical ingredient and two manufacturers for drug product. More broadly, for each of our product candidates, we intend to identify and qualify additional manufacturers to provide the active pharmaceutical ingredient and fill-and-finish services prior to seeking regulatory approval.

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

In-licensed Patents and Patent Applications

Recurium IP Holdings, LLC or Zeno Management, Inc., are currently the listed owner/assignee, or retained the exclusive license to 72 families of patent applications directed to our technology across our pipeline. As of February 4, 2022, our in-licensed portfolio consists of twenty U.S. patents and forty-five foreign patents in 13 jurisdictions, including Australia, China, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, Russian Federation, Singapore, South Korea and Taiwan.

As of February 4, 2022, 22 of the 72 families have a single application pending or issued patent, and 50 of 72 families have multiple applications pending or issued patents. The 72 families include 55 U.S. applications (including pending U.S. provisional patent applications and pending U.S. non-provisional patent applications), 30 PCT applications and more than 300 international applications in approximately 18 countries, including major markets in North America, South America, Europe and Asia, each having a nominal expiration date ranging from 2034 to 2041. The nominal expiration of our patents and patent applications does not account for any applicable patent term adjustments or extensions.

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

U.S. Patent No.11,065,233, or the ‘233 Patent, includes claims directed to composition of matter, including ZN-c5, a pharmaceutical composition and a method of making ZN-c5. U.S. Patent No. 11,065,234, or the ‘234 Patent, includes claims directed to a method for treating breast cancer with ZN-c5. The ‘233 Patent and the ‘234 Patent each have an expected expiration date in March 2037. However, we believe the ‘233 Patent and/or the ‘234 Patent may be eligible for a patent term extension under the Hatch-Waxman Act.

One of the aforementioned pending U.S. and PCT patent applications includes claims directed to ZN-c3 or ZN-d5, and has an expected expiration in 2039. However, there can be no assurance that any of our pending in-licensed patent applications will issue. Furthermore, there can be no assurance that we will benefit from any patent term extension or favorable adjustments to the term of any of our in-licensed issued patents or patents that are issued in the future. The applicable authorities, including the FDA in the United States, may not agree with our assessment of whether such patent term extensions should be granted, and, if granted, they may grant more limited extensions than we request.

Trademarks
As of February 4, 2022, our trademark portfolio contains the following trademarks applications or registrations. U.S. trademark applications are pending for each of the marks ZENTALIS and the stylized “Z” mark. Applications to register each of the marks ZENTALIS and the stylized “Z” have been filed internationally. The portfolio has an International Madrid Trademark Application designating Australia, Brazil, Canada, China, Europe, the United Kingdom, Israel, India, Japan, Korea, Mexico, New Zealand, the Russian Federation and Singapore for each of the marks ZENTALIS and the stylized “Z”. The portfolio also has pending applications for registration and/or a registration has issued in Argentina, Hong Kong, and Taiwan for each of the marks ZENTALIS and stylized “Z”.

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

License Agreements and Strategic Collaborations
Recurium IP Holdings, LLC
In December 2014, and as amended and restated effective as of December 2017 and September 2019 and as amended in May 2020, we entered into a license agreement, or the Recurium Agreement, with Recurium IP Holdings, LLC, or Recurium IP, under which we were granted an exclusive worldwide license to certain intellectual property rights owned or controlled by Recurium IP to develop and commercialize pharmaceutical products for the treatment or prevention of disease, other than for pain. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—License Agreements and Strategic Collaborations" for additional information.
Mayo Foundation for Medical Education and Research

In February 2016, and as amended in April 2017 and December 2017, we entered into an option agreement, or the Mayo Agreement, with Mayo Foundation for Medical Education and Research under which we were granted an exclusive option to obtain a nonexclusive worldwide license to know-how and an exclusive worldwide license to related patent rights created by Mayo under the Mayo Agreement. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—License Agreements and Strategic Collaborations" for additional information.
SciClone Pharmaceuticals International (Cayman) Development Ltd.
In December 2014, and as amended in December 2016 and December 2017, we entered into a collaboration and license agreement, or the SciClone Agreement, with SciClone Pharmaceuticals International (Cayman) Development Ltd., or SciClone, under which we granted an exclusive license certain intellectual property rights in the People’s Republic of China (including the territories of Macao and Hong Kong), South Korea, Taiwan and Vietnam, or the SciClone Territory, for SciClone to develop and commercialize a licensed product for the treatment or prevention of oncologic diseases and an exclusive option to obtain a similar license for up to two additional licensed products. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—License Agreements and Strategic Collaborations" for additional information.
Pfizer Clinical Trial Collaboration and Supply Agreement
In May 2018, we entered into a clinical trial collaboration and supply agreement with Pfizer, Inc. to evaluate the safety, tolerability and efficacy of ZN-c5 in combination with their CDK4/6 inhibitor, palbociclib, in our ongoing Phase 1/2 clinical trial of ZN-c5. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—License Agreements and Strategic Collaborations" for additional information.
Eli Lilly and Company Clinical Trial Collaboration and Supply Agreement
In July 2020, we entered into a clinical trial collaboration and supply agreement with Eli Lilly and Company, or Lilly, to evaluate the safety, tolerability and efficacy of ZN-c5 in combination with their CDK4/6 inhibitor, abemaciclib, in a Phase 1b open label multi-center clinical trial that we initiated in November 2020. See Part II, Item 7. "Management's Discussion and

Analysis of Financial Condition and Results of Operations—License Agreements and Strategic Collaborations" for additional information.

GlaxoSmithKline Clinical Trial Collaboration and Supply Agreement

In April 2021, we entered into a clinical trial collaboration and supply agreement with GlaxoSmithKline plc, or GSK, pursuant to which we are evaluating the combination of ZN-c3, our oral Wee1 inhibitor product candidate, and niraparib, GSK’s poly (ADP-ribose) polymerase (PARP) inhibitor, in patients with advanced epithelial ovarian cancer. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—License Agreements and Strategic Collaborations" for additional information.
Zentera Therapeutics

In May 2020, each of our subsidiaries Zeno Alpha, Inc., K-Group Alpha, Inc. Zeno Management, Inc. and K-Group Beta, Inc. entered into a collaboration and license agreement with our joint venture, Zentera, pursuant to which we collaborate with Zentera on the development and commercialization of ZN-c3, ZN-c5 and ZN-d5, respectively, whether alone or in a licensed product, in each case for the treatment or prevention of disease, other than for pain, in the People’s Republic of China, Macau, Hong Kong and Taiwan. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—License Agreements and Strategic Collaborations" for additional information.

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
•approval by an independent IRB or ethics committee at each clinical site before each trial may be initiated;
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

While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

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

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once filed, the FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two (2) months to make a “filing” decision after it the application is submitted.

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

After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional clinical trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA or, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

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

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the FDA has a fast track designation program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, product candidates are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development. With regard to a fast track product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

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

Any product candidate submitted to the FDA for approval, including a product candidate with a fast track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. An NDA is eligible for priority review if the product candidate has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six (6) months of the filing date as compared to ten months for review of new molecular entity NDAs under its current PDUFA review goals.

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

Post-approval Requirements

Any products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

Marketing Exclusivity

Market exclusivity provisions authorized under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application, or ANDA, or an NDA submitted under Section 505(b)(2), or 505(b)(2) NDA, submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

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

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials. In addition, orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances.

Foreign Government Regulation

In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials.

Whether or not we obtain FDA approval for a product candidate, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product candidates in those countries. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Failure to comply with applicable foreign regulatory requirements, may be subject to, among other things, fines or operating restrictions.

Other Healthcare Laws

Pharmaceutical and medical device manufacturers are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, U.S. federal anti-kickback, fraud and abuse, false claims, consumer fraud, pricing reporting, and transparency laws and regulations as well as similar state and foreign laws in the jurisdictions outside the U.S. Violation of any of such laws or any other governmental regulations that apply may result in penalties, including, without limitation, significant administrative, civil and criminal penalties, damages, fines, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and imprisonment.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers, which will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, absent additional congressional action. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. In addition, individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

Data Privacy and Security Laws

Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. For example, the European Union General Data Protection Regulation, or GDPR imposes strict requirements for processing the personal data of individuals within the European Economic Area, or EEA, which consists of the 27 EU member states plus Iceland, Liechtenstein and Norway. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, from January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom GDPR, or UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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

Under the FDCA, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA approval.

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

Environmental, Social and Governance (ESG)

Social
Zentalis is committed to driving social impact through our therapeutics and operating in a way that is respectful and inclusive of all stakeholders. Below are a few initiatives that demonstrate our commitment to social impact:

•We are committed to the safety and well-being of our employees and our stakeholders. Our employees receive rigorous annual trainings on general safety, on-site lab safety procedures, quality assurance and standard operating procedures (QA SOPs) to help ensure that we are managing risks and operating safely.
•We are committed to being an equal opportunity employer and enhancing diversity and inclusion across our business. Our Code of Business Conduct and Ethics prohibits discrimination of any protected group and our employees participate in regular anti-harassment training, with managers receiving additional manager-specific anti-harassment training.
•We are always working to enrich our diversity and inclusion, or D&I, strategies and performance, and we are proud of the gender diversity we have cultivated throughout the company and our management team. Over 52% of our VPs and above are female and 50% of our C-suite team is female. We intend to continue to develop our D&I practices and improve performance across our workforce.
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
•In 2021, we completed the first offering period under the Zentalis Pharmaceuticals, Inc. 2020 Employee Stock Purchase Plan for all full-time employees –a benefit we are proud to offer and that we believe will help to foster our corporate culture and encourage collaboration towards our shared business success.
•In an effort to ensure the safety of our staff and clinical patients during the COVID-19 pandemic, we have closed our corporate offices in New York City temporarily and have been operating our labs in San Diego with limited staff to maintain proper social distancing while keeping our science and discovery work on track.

•During 2021, we continued providing benefits for our employees to accommodate continued working from home during the COVID-19 pandemic including flexible work arrangements, supplementary time off and communications to help ensure employees felt cared for and supported both at home and at work.

Human Capital Management
As of December 31, 2021, Zentalis had 177 full-time employees, all of whom are based in the United States. Our workforce is highly skilled, with 39% of our employees holding an MD, PhD, or PharmD degree. Of these full-time employees, 134 employees are engaged in research and development activities. None of these employees are represented by labor unions or covered by any collective bargaining agreements.

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
•We have employee trainings, procedures and policies in place to train our employees on data privacy and cybersecurity. Trainings take place at regular intervals during our Company-wide meetings, and cover threats and phishing risk. We also have a defined information security incident response plan that is designed to assist Zentalis in detecting and managing cybersecurity incidents.
•We have adopted a Code of Business Conduct and Ethics with regular trainings and provisions related to corporate ethics, bribery and corruption, whistleblower policies, political involvement and other dimensions of corporate ethics.

Corporate Information

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

Available Information

Our Internet address is www.zentalis.com. At our investor relations website, https://ir.zentalis.com/ , we make available free of charge a variety of information for investors, including our annual reports on Form 10-K, quarterly reports on Form 10-

Q, current reports on Form 8-K, proxy statements for our annual meetings of stockholders, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC. The information found on our website is not part of this Annual Report on Form 10-K or any other report we file with, or furnish to, the SEC. The SEC also maintains a website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is https://www.sec.gov.

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

We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date and have financed our operations principally through private financings, our initial public offering, or IPO, and follow-on public offerings of our common stock. We have incurred net losses of $166.1 million and $118.5 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $359.6 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. Four of our product candidates, ZN-c3, ZN-c5, ZN-d5 and ZN-e4, are in clinical trials. Our other programs are in preclinical research. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential products.
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we initiate and conduct clinical trials of, and seek marketing approval for, ZN-c3, ZN-c5, ZN-d5, ZN-e4 and our other product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency, or the EMA, or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for any of our product candidates, including ZN-c3, ZN-c5, ZN-d5 and ZN-e4, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We have also incurred, and expect to continue to incur additional costs associated with operating as a public company, particularly now that we are no longer an emerging growth company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations.
As of December 31, 2021, we had cash and cash equivalents and marketable securities of $339.9 million. Based on current business plans, we believe that our existing cash, cash equivalents and marketable securities as of December 31, 2021 will be sufficient to fund our operating expenses and capital expenditures requirements into the third quarter of 2023, but will not be sufficient to fund all of the activities that are necessary to complete the development of our product candidates. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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
Risks Related to the Discovery, Development and Commercialization of Our Product Candidates
We are substantially dependent on the success of our lead product candidates, ZN-c3 and/or ZN-c5, which are currently in clinical trials. If we are unable to complete development of, obtain approval for and commercialize these product candidates in a timely manner, our business will be harmed.

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
•Subject to certain diligence obligations, collaborators with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products.
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

In addition, the policies of the FDA and other regulatory authorities' with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the European Union, or EU, recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may also be impacted.

This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations and prospects.
In addition, even if we obtain approval of our product candidates, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may impose significant limitations in the form of narrow indications, warnings, or a Risk Evaluation and Mitigation Strategy, or REMS, or similar risk management measures. Regulatory authorities may not approve the price we intend to charge for products we may develop, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could seriously harm our business.
The clinical trials of our product candidates may not demonstrate safety and efficacy to the satisfaction of the FDA or other comparable foreign regulatory authorities or otherwise produce positive results.
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
•restrictions on the use of our product candidates, such as boxed warnings or contraindications in labeling, or a REMS, or similar risk management measures, if any, which may not be required of alternative treatments and competitor products;
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
There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, for example, the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS determines whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.
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
We have not conducted, managed or completed large-scale or pivotal clinical trials nor managed the regulatory approval process with the FDA or any other regulatory authority. The time required to obtain approvals from the FDA and other regulatory authorities is unpredictable, and requires successful completion of extensive clinical trials which typically takes many years, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when evaluating clinical trial data can and often changes during drug development, which makes it difficult to predict with any certainty how they will be applied. We may also encounter unexpected delays or increased costs due to new government regulations, including future legislation or administrative action, or changes in FDA or foreign regulatory authorities policy during the period of drug development, clinical trials and FDA or foreign regulatory authorities regulatory review.
Any delay or failure in seeking or obtaining required approvals would have a material and adverse effect on our ability to generate revenue from the particular product candidate for which we developing and seeking approval. Furthermore, any regulatory approval to market a drug may be subject to significant limitations on the approved uses or indications for which we may market the drug or the labeling or other restrictions. In addition, the FDA has the authority to require a REMS as part of approving a NDA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. Similar requirements may exist in foreign jurisdictions. These requirements or restrictions might include limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may significantly limit the size of the market for the drug and affect reimbursement by third-party payors.
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
If significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA other comparable regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects.
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
We may choose to conduct international clinical trials in the future. The acceptance of study data by the FDA, EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.
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

On May 25, 2017, the new In Vitro Medical Devices Regulation (NO 2017/746) or IVDR, entered into force. The IVDR repeals and replaces the EU In Vitro Diagnostic Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU member, regulations are directly applicable, i.e., without the need for adoption of EU member states laws implementing them, in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. The IVDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. The IVDR will become applicable in May 2022. However on October 14, 2021, the European Commission proposed a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices. The European Parliament and Council adopted the proposed regulation on December 15, 2021. The IVDR will fully apply on May 26, 2022 but there will be a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation.

The regulation of companion diagnostics in the EU will be subject to further requirements as of May 2022. The IVDR introduces a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue a CE certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a marketing authorization application for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national competent authorities or the EMA.

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

The ability of the FDA and other regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s and foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of the Securities and Exchange Commission, or the SEC, and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies, such as the EMA, following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
We may attempt to secure approval from the FDA or comparable foreign regulatory authorities through the use of accelerated approval pathways or any other form of expedited development or review. If we are unable to obtain such approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.
We may in the future seek an accelerated approval or any other form of expedited development or review for our one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verity and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.

In the EU, under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use may perform an accelerated assessment of a marketing authorization application. Applicants requesting an accelerated assessment procedure must justify that the drug candidate is expected to be of major public health interest, particularly from the point of view of therapeutic innovation.
Prior to seeking accelerated approval or any other form of expedited development or review for any of our product candidates, we intend to seek feedback from the FDA or foreign regulatory authorities and will otherwise evaluate our ability to seek and receive accelerated approval or any other form of expedited development or review. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent FDA or foreign regulatory authorities feedback we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or receive an expedited regulatory designation (e.g., breakthrough therapy designation) for our product candidates, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.
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

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was passed, which substantially changes the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration will impact our business.
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 unless additional congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.
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
Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for biotechnology products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.
Our relationships with healthcare professionals, clinical investigators, CROs and third party payors in connection with our current and future business activities may be subject to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, and government price reporting laws, which could expose us to, among other things, criminal sanctions, civil penalties, contractual damages, exclusion from governmental healthcare programs, reputational harm, administrative burdens and diminished profits and future earnings.
Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal, state and foreign healthcare laws and regulations include the following:

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
•the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to physicians, as defined by such law, certain non-physician practitioners including physician assistants and nurse practitioners, and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members. The information reported is publicly available on a searchable website, with disclosure required annually; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.
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

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information, such as information that we may collect in connection with clinical trials. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our business, results of operation, and financial condition.

In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties, but we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. Certain states have also adopted comparable privacy and security laws and regulations governing the privacy, processing and protection of personal information. For example, the State of California enacted the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act, or CPRA, recently passed in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For instance, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements, administrative penalties and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the EU, or CJEU, limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses, or SCCs. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. The GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms to ensure compliance. This may be onerous and if our efforts to comply with GDPR or other applicable EEA laws and regulations are not successful, it could adversely affect our business in Europe.

Further, from January 1, 2021, companies have had to comply with both the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in United Kingdom national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of £17.5 million or 4% of global turnover. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how the UK data protection laws or regulations will develop in the medium to longer term. On June 28, 2021, the European Commission adopted an adequacy decision in favor of the UK, enabling data transfers from member states in the EU to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission renews or extends that decision.

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
We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers and vendors may engage in misconduct or other improper activities. Misconduct by these parties could include failures to comply with FDA and other foreign authorities regulations, provide accurate information to the FDA or foreign regulatory authorities, comply with federal, state and foreign health care fraud and abuse laws and regulations, accurately report financial information or data or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by these parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations.
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
In 2020, a strain of the novel coronavirus disease, COVID-19, was declared a pandemic and spread across the world, including throughout the United States, Europe and Asia. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have limited access to our executive offices, with the majority of employees continuing their work outside of our offices, and we have limited the number of staff in any given research and development laboratory. As a result of the COVID-19 pandemic, we have experienced and we expect to continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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
Our future financial performance and our ability to successfully develop and, if approved, commercialize, ZN-c3, ZN-c5, ZN-d5 and ZN-e4 and any other future product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. Furthermore, certain of our employees, including members of our management team perform services on behalf of Kalyra Pharmaceuticals, Inc., and Zentera Therapeutics, Ltd., pursuant to intercompany and collaborative service agreements, respectively. As a result, such individuals do not allocate all of their time and resources to us and our other subsidiaries which, coupled with the need to manage growth activities, could further limit their ability to devote a sufficient amount of attention to day-to-day activities of our business.
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

Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors, consultants, collaborators and third-party service providers, are vulnerable to damage from computer viruses, cybersecurity threats, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failure. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.

If such an event were to occur and cause interruptions in our operations or result in the unauthorized acquisition of or access to personally identifiable information or individually identifiable health information (violating certain privacy laws such as HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations promulgated thereunder, or collectively, HIPAA and GDPR), it could result in a material disruption of our drug discovery and development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. Some federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could be exposed to litigation and governmental investigations, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws.

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
We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of drugs is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future healthcare reform measures.

Much like the federal Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians is governed by the national laws of EU member states, such as the UK Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.

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
The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for biopharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales and the potential profitability of any of our product candidates in those countries would be negatively affected.
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

As of December 31, 2021, we had available federal and state net operating loss, or NOL, carryforwards of approximately $361.1 million and $90.4 million, respectively. $340.2 million of our federal NOLs were generated in taxable years beginning after December 31, 2017 and can be carried forward indefinitely, but may only be used to offset 80% of our taxable income in future periods. This limitation may require us to pay U.S. federal income taxes in future years despite generating federal NOLs in prior years. Our federal NOLs generated in tax years beginning prior to January 1, 2018 are not subject to this limitation, but are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law, and will start to expire in 2033 if not utilized. Our state NOL carryforwards begin to expire in 2033.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”) if a corporation undergoes an “ownership change” (generally defined as a cumulative change in our ownership by one or more “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-ownership change federal NOLs and certain other pre-change tax attributes to offset its post-change taxable income and income tax liabilities may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. We have not conducted any studies to determine whether any such ownership changes have occurred or the annual limitations, if any, that could result from such ownership changes. Our ability to utilize our NOLs and certain other tax attributes could be limited by an ownership change as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations.

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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our licensed-in patents may not cover our product candidates or may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review, or PGR, and inter partes review, or IPR, or other similar proceedings in the USPTO or foreign patent offices challenging our patent rights. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity of our patents, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensors and the patent examiner were unaware during prosecution. There is no assurance that all potentially relevant prior art relating to our patents and patent applications or those of our licensors has been found. There is also no assurance that there is not prior art of which we or licensors were or are aware of, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications or those of our licensors, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us. Such loss of in- licensed patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
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
The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications are prosecuted and may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including PGR, IPR, and derivation proceedings. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position.
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
Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term

Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA-approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, we or our licensors may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we or our licensors are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.
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
As of December 31, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 70.8% of our outstanding common stock. As a result, these stockholders will be able to significantly influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. Now that we are no longer an emerging growth company, our independent registered public accounting firm will be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our principal executive office is located at 1359 Broadway, Suite 1710, New York, New York, 10018, where we lease approximately 31,300 square feet of office space under a lease that terminates in November 2032. We also occupy approximately 56,700 square feet and 17,900 square feet of office and laboratory space, respectively, in San Diego, California, under a lease that expires in September 2032. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

Stock Performance Graph

The following graph and table illustrate the total return from April 3, 2020 (the date of our initial public offering) through December 31, 2021, for (i) our common stock, (ii) the Nasdaq Composite Index, and (iii) the Nasdaq Biotechnology Index. The graph and the table assume that $100 was invested on April 3, 2020 in each of our common stock, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index, and that any dividends were reinvested. The graph assumes our closing sales price on April 3, 2020 of $23.20 per share as the initial value of our common stock and not the initial offering price to the public of $18.00 per share. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG ZENTALIS PHARMACEUTICALS, INC. NASDAQ COMPOSITE INDEX AND NASDAQ BIOTECHNOLOGY INDEX

$400
$350
$300
$250
$200
$150
$100
$50
$-
4/3/2020
12/31/2020
12/31/2021
ZENTALIS PHARMACEUTICALS, INC.
NASDAQ COMPOSITE INDEX
NASDAQ BIOTECHNOLOGY INDEX

*ASSUMES $100 INVESTMENT IN COMPANY'S COMMON STOCK ON APRIL 3, 2020

Holders
As of February 22, 2022, there were approximately 25 holders of record of our common stock.
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
Recent Sales of Unregistered Securities
The Company did not sell any equity securities during the year ended December 31, 2021 that were not registered under the Securities Act.
Use of Proceeds
On April 7, 2020, we completed our initial public offering and issued and sold 10,557,000 shares of our common stock (including 1,377,000 shares of our common stock in connection with the full exercise of the underwriters’ option to purchase additional shares) at a price to the public of $18.00 per share for net proceeds of approximately $172.4 million.
Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and marketable securities. As of December 31, 2021, we had used all of the net proceeds from our IPO. There was no material change in the planned use of such proceeds from that described in the final prospectus, dated April 2, 2020, filed with the SEC pursuant to Rule 424(b) relating to our registration statement on Form S-1 (Registration No. 333-236959), as amended, filed in connection with our IPO.

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

A discussion regarding our financial condition and results of operations for the years ended December 31, 2021 and 2020, including a year-to-year comparison between 2021 and 2020, is presented below. For a discussion regarding our financial condition and results of operations for the year ended December 31, 2019, including a year-to-year comparison between 2020 and 2019, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on 10-K for the year ended December 31, 2020 filed on March 25, 2021.
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
Clinical Program Overview

We are developing a broad pipeline of product candidates with an initial focus on validated oncology targets with the potential to address large patient populations. We currently have two lead product candidates - ZN-c3, an inhibitor of Wee1, a protein tyrosine kinase, and ZN-c5, an oral selective estrogen receptor degrader, or SERD. Our other clinical product candidates include ZN-d5, a selective inhibitor of B-cell lymphoma 2, or BCL-2, and ZN-e4, an irreversible inhibitor of mutant epidermal growth factor receptor, or EGFR.

ZN-c3 (Wee1 Inhibitor)
ZN-c3 is currently being evaluated in multiple ongoing clinical trials, including a Phase 2 monotherapy clinical trial for the treatment of women with recurrent or persistent uterine serous carcinoma, or USC. The study was initiated following an end-of-Phase 1 meeting with the U.S. Food and Drug Administration, or FDA, which concurred in principle with the proposal that ZN-c3 has the potential for an accelerated approval pathway based on the proposed global study design. The FDA granted Fast Track designation in November 2021 to ZN-c3 for the treatment of recurrent or persistent uterine serous carcinoma in adult women.

In addition, ZN-c3 in combination with chemotherapy has received orphan drug designation and rare pediatric disease designation from the FDA for osteosarcoma. We initiated a Phase 1/2 clinical trial of ZN-c3 in combination with chemotherapy in pediatric and adult patients with osteosarcoma during the third quarter of 2021. We expect to report initial results from this trial in the second half of 2022. If ZN-c3 were to obtain approval for the designated indication, we believe it may be eligible for a rare pediatric disease priority voucher upon approval.

ZN-c3 is also being evaluated in an ongoing Phase 1/2 clinical trial for the treatment of advanced solid tumors as a monotherapy and in an ongoing Phase 1b clinical trial in combination with chemotherapy in patients with advanced ovarian cancer.

In the fourth quarter of 2021, we initiated a Phase 2 monotherapy trial for a tumor agnostic, predictive biomarker, subject to FDA feedback. This Phase 2 tumor agnostic trial planned with registrational intent would investigate ZN-c3 in patients with solid tumors that express the identified predictive biomarker. We also initiated a Phase 1/2 clinical trial evaluating ZN-c3 in combination with GlaxoSmithKline’s PARP inhibitor niraparib (ZEJULA®), as part of a clinical research collaboration in ovarian cancer. We also announced the plans to initiate a Phase 1/2 combination trial of ZN-d5 + ZN-c3 in AML and a Phase 1b combination trial of ZN-c5 + ZN-c3 in CDK4/6i resistant breast cancer in 2022.

We have agreed to support two planned additional investigator-initiated trials that we expect to initiate in 2022: a trial with the Ivy Brain Center in glioblastoma multiforme and a trial in combination with immunotherapy with Dana Farber in triple negative breast cancer.

ZN-c5 (Oral SERD)
In the ongoing Phase 1/2 clinical trial evaluating ZN-c5 in combination with Pfizer’s CDK4/6 palbociclib, and the
Phase 1b clinical trial evaluating ZN-c5 in combination with Lilly’s CDK4/6 abemaciclib, the safety and tolerability data suggested ZN-c5 has the potential to be a promising candidate for further evaluation in combinations. We continue to enroll patients in the two separate combination trials and expect to report initial results in the first half of 2022 from these trials. In the fourth quarter of 2021, we announced plans to initiate a Phase 1b combination of ZN-c5 + ZN-c3 in CDK4/6i resistant breast cancer in 2022.

ZN-d5 (BCL-2 Inhibitor)
The ongoing Phase 1 monotherapy dose escalation trial for ZN-d5 is enrolling patients with relapsed/refractory Non-Hodgkin’s Lymphoma and additionally began enrolling patients with acute myeloid leukemia in the third quarter of 2021. We reported initial results from this Phase 1 trial in the fourth quarter of 2021. We also announced plans to initiate a Phase 1 clinical trial in amyloidosis and a Phase 1/2 combination trial of ZN-d5 + ZN-c3 in AML.

ZN-e4 (EGFR Inhibitor)
We reported initial results from the Phase 1/2 dose escalation trial for ZN-e4 in patients with advanced non-small cell lung cancer (NSCLC) in both osimertirab-naive and experienced patients in the fourth quarter of 2021.

Zentera Therapeutics
Our China joint venture, Zentera, is also advancing corresponding clinical trials in China for ZN-c3, ZN-c5 and ZN-d5. See “License Agreements and Strategic Collaborations—Zentera Therapeutics” below and Notes 3 and 15 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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

Since inception, we have incurred significant operating losses. Our net losses were $166.1 million for the year ended December 31, 2021. We had an accumulated deficit of $359.6 million as of December 31, 2021. We had cash, cash equivalents and marketable securities of $339.9 million as of December 31, 2021. We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2023.
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

Impact of COVID-19 Pandemic

We continue to monitor how the COVID-19 pandemic is affecting our employees, business, preclinical studies and clinical trials. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices and limited the number of staff in any given research and development laboratory to maintain proper social distancing while keeping our science and discovery work on track. Disruptions caused by the COVID-19 pandemic have resulted in difficulties including delays in initiating new trial sites and certain supply chain activities, suspension of enrollment at some of our existing trial sites, and the incurrence of additional costs as a result of preclinical study and clinical trial delays and adjustments. Limited operations at our laboratory facilities have also resulted in delays in our research-stage programs. As a result, we expect that the COVID-19 pandemic will continue to impact our business, results of operations, clinical development timelines and financial condition. At this time, there is significant uncertainty relating to the trajectory of the COVID-19 pandemic and impact of related responses. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the continued impact on financial markets and the global economy, and the effectiveness of the global response to contain and treat the disease. See “Risk Factors—The COVID-19 pandemic has adversely impacted and we expect will continue to adversely impact our business, including our preclinical studies and clinical trials.” in Part I, Item 1A. of this Annual Report on Form 10-K.

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
Mayo Foundation for Medical Education and Research

In February 2016, and as amended in April 2017 and December 2017, we entered into an option agreement, or the Mayo Agreement, with Mayo Foundation for Medical Education and Research under which we were granted an exclusive option to obtain a nonexclusive worldwide license to know-how and an exclusive worldwide license to related patent rights created by Mayo under the Mayo Agreement. The Mayo Agreement provided that it will expire on the date of the last to expire of the Mayo patent rights or, if no Mayo patent rights arise, on February 11, 2021. No Mayo patent rights were created under the Mayo Agreement; therefore the agreement expired on February 11, 2021. In consideration for the grant of know-how we provided grants of common stock on the first anniversary and Class A common units on the second and third anniversaries following entry into the Mayo Agreement. As of December 31, 2021, we have granted equity securities which amount to 15,435 shares of common stock under the Mayo Agreement.
SciClone Pharmaceuticals International (Cayman) Development Ltd.
In December 2014, and as amended in December 2016 and December 2017, we entered into a collaboration and license agreement, or the SciClone Agreement, with SciClone Pharmaceuticals International (Cayman) Development Ltd., or SciClone, under which we granted an exclusive license certain intellectual property rights in the People’s Republic of China (including the territories of Macao and Hong Kong), South Korea, Taiwan and Vietnam, or the SciClone Territory, for SciClone to develop and commercialize a licensed product for the treatment or prevention of oncologic diseases and an exclusive option to obtain a similar license for up to two additional licensed products. Under the SciClone Agreement, SciClone is responsible for clinical development activities required in order to obtain regulatory approval in the SciClone Territory. SciClone paid to us a one-time upfront payment of $1.0 million upon entering into the SciClone Agreement, and $4.0 million in aggregate milestone payments. No additional development or commercial milestones or reimbursement for research and development expenses are payable under the SciClone Agreement, as amended. We are entitled to receive a mid-single digit royalty on net sales of licensed products in the SciClone Territory, which royalty is subject to certain reductions in the event that SciClone is unable to achieve certain gross margins or if generic products are sold or if technology covering a licensed product is licensed from a third party. We have also agreed to pay SciClone tiered royalties pursuant to the terms of the SciClone Agreement, the applicable rate of which are determined based on whether a compound is developed to a successful dual IND submission and the costs incurred by SciClone for the development of such product candidate. Following the December 2016 amendment to the SciClone Agreement, SciClone retains the exclusive license to develop and commercialize our EGFR inhibitor product candidate, ZN-e4, in the SciClone Territory, and the exclusive option to obtain an exclusive license to develop up to two specified compounds under the SciClone Agreement for which we submit an IND by providing notice and paying $5.0 million to us. SciClone’s and our royalty obligations will expire on a licensed product-by-licensed product and country-by-country basis on the later of fifteen years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product in such country.
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
Zentera Therapeutics

In May 2020, each of our subsidiaries Zeno Alpha, Inc., K-Group Alpha, Inc. Zeno Management, Inc. and K-Group Beta, Inc. entered into a collaboration and license agreement with our joint venture, Zentera, which we refer to as the “Zentera Sublicenses”, pursuant to which we collaborate with Zentera on the development and commercialization of ZN-c3, ZN-c5 and ZN-d5, respectively, whether alone or in a licensed product, or the Collaboration Products, in each case for the treatment or prevention of disease, other than for pain, which is referred to as the Zentera Field, in the People’s Republic of China, Macau, Hong Kong and Taiwan, which is referred to as the “Zentera Collaboration Territory”. Under each Zentera Sublicense, Zentera will lead development, and upon regulatory approval, the commercialization, of the Collaboration Products in the Zentera Collaboration Territory. On May 19, 2020, Zentera issued an aggregate of 60.2% of its issued shares of common stock to Zeno Alpha, Inc., K-Group Alpha, Inc., K-Group Beta, Inc., Zeno Management, Inc. and Zeno Beta, Inc. In July 2021, Zentera entered into a Series B Preference Shares Purchase Agreement, pursuant to which it raised $75.0 million in gross proceeds. As of December 31, 2021, we hold a 40.3% equity interest in Zentera. Anthony Y. Sun, M.D., our President and Chief Executive Officer, serves as Chief Executive Officer and a member of the board of directors of Zentera, and Kevin D. Bunker, Ph.D., our Chief Operating Officer, serves as a member of the board of directors of Zentera.

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
The following table summarizes our research and development expenses by product candidate or development program:

	Year Ended December 31,
	2021	2020
	(in thousands)
ZN-c3	$42,191	$13,910
ZN-c5	24,851	24,013
ZN-d5	16,035	7,947
ZN-e4	1,414	2,554
Unallocated research and development expenses	91,110	36,477
Total research and development expenses	$175,601	$84,901
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

Results of Operations
Comparison of Years Ended December 31, 2021 and 2020
The following table summarizes our results of operations for the years ended December 31, 2021 and 2020, together with the changes in those items in dollars:

	Year Ended December 31,
	2021	2020	Increase (Decrease)
	(in thousands)
Operating Expenses
Research and development	$175,601	$84,901	$90,700
General and administrative	40,941	33,886	7,055
Total operating expenses	216,542	118,787	97,755
Loss from operations	(216,542)	(118,787)	(97,755)
Investment and other income, net	401	683	(282)
Gain on deconsolidation of Zentera	51,582	—	51,582
Net loss before income taxes	(164,559)	(118,104)	(46,455)
Income tax expense (benefit)	(297)	444	(741)
Loss on equity method investment	1,831	—	1,831
Net loss	(166,093)	(118,548)	(47,545)
Net loss attributable to noncontrolling interests	(7,368)	(707)	(6,661)
Net loss attributable to Zentalis	$(158,725)	$(117,841)	$(40,884)
Revenue
We did not generate any revenue for the years ended December 31, 2021 and 2020.
Research and Development Expenses
Research and development expenses for the year ended December 31, 2021 were $175.6 million, compared to $84.9 million for the year ended December 31, 2020. The increase of $90.7 million was primarily due to increases in external research and development expenses related to our lead product candidates, as we advanced our clinical pipeline in 2021. In addition, in 2021, we conducted additional preclinical studies, incurred additional manufacturing costs, and incurred increased costs for study and lab materials. Increases of $23.6 million, $22.9 million and $15.0 million were seen in clinical trial spend, personnel expenditures, and chemistry, manufacturing and controls costs, respectively. Lab equipment and supplies also increased by $1.8 million. Additionally, during the year ended December 31, 2021 we incurred $10.0 million in milestone payments, $7.0 million in increased collaboration costs and recorded an $8.8 million impairment charge on Kalyra's IPR&D. Increases of $6.4 million and $0.3 million were the result of additional overhead allocation to research and development as well as a decrease in grant revenue, respectively. These amounts were partially offset by $5.3 million in reimbursements from Zentera.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2021 were $40.9 million, compared to $33.9 million during the year ended December 31, 2020. The increase of $7.1 million was primarily attributable to an increase of $8.7 million in employee-related costs, of which $4.5 million was driven by non-cash stock-based compensation from incentive grants issued during the period and increased headcount to support our growth. Other increases include $2.4 million in rent and depreciation, $2.0 million in office supplies, equipment and software, and $0.7 million in insurance costs. These amounts were partially offset by a reduction of $6.4 million in allocable overhead and $0.3 million in external consultant expense.
Investment and Other Income, Net
Investment and other income was $0.4 million for the year ended December 31, 2021, compared to $0.7 million for the year ended December 31, 2020. The decrease of $0.3 million was primarily the result of a loss on foreign currency from our Australian subsidiary.

Gain on Deconsolidation of Zentera

During the year ended December 31, 2021, Zentera was deconsolidated, resulting in a gain of $51.6 million. There was no comparable event during the corresponding period in 2020.
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
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity securities. From inception through December 31, 2021, we raised a total of $701 million in gross proceeds from the sale of shares of our common stock and Series A, B and C convertible preferred units. As of December 31, 2021, we had $59.7 million in cash and cash equivalents, $280.2 million in marketable securities, and an accumulated deficit of $359.6 million. We had no indebtedness as of December 31, 2021.

ATM Program

In May 2021, we entered into a sales agreement, or the Sales Agreement, with SVB Leerink LLC, or SVB Leerink, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $200.0 million in “at-the-market” offerings, or the ATM, under our Registration Statement on Form S-3 (File No. 333-255769) filed with the SEC on May 4, 2021. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or any other existing trading market for our common stock. From May 3, 2021 to December 31, 2021, we sold 125,643 shares of common stock under the 2021 Sales Agreement at a volume weighted-average price of $79.59 per share, raising aggregate gross proceeds of $10.0 million, before fees and expenses of $0.3 million.

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
Cash Flows
The following table summarizes our sources and uses of cash for the period presented:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(154,093)	$(86,825)
Net cash used in investing activities	(18,115)	(284,832)
Net cash provided by financing activities	178,521	360,439
Net increase/(decrease) in cash, cash equivalents and restricted cash	$6,313	$(11,218)
Operating Activities
We have incurred losses since inception. Net cash used in operating activities for the year ended December 31, 2021 was $154.1 million, consisting primarily of our net loss of $166.1 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses, as well as changes in operating assets and liabilities of $16.6 million, partially offset by non-cash adjustments of $4.6 million.
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
Investing Activities
Net cash used in investing activities for the year ended December 31, 2021 of $18.1 million was attributable to the net investment of excess cash of $363.5 million and the purchases of property and equipment of $6.1 million, partially offset by proceeds from maturities of marketable securities of $365.8 million.
Net cash used in investing activities for the year ended December 31, 2020 of $284.8 million was attributable to the net investment of excess cash of $284.1 million and the purchases of property and equipment of $0.8 million.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2021 of $178.5 million primarily relates to the July 2021 follow-on offering and shares sold during December 2021 under the Sales Agreement which provided net proceeds of $162.2 million and $9.7 million, respectively. An additional $7.7 million was provided from the issuance of common stock under equity incentive plans.
Net cash provided by financing activities in the year ended December 31, 2020 of $360.4 million primarily relates to net proceeds from the completion of our initial public offering of $172.5 million, net proceeds from our August 2020 follow-on offering of $155.9 million, net proceeds from the issuance of our Series C convertible preferred units of $14.2 million, and contributions from noncontrolling interest owners of $18.4 million.
Funding Requirements
Our operating expenses have increased substantially in 2021 and are expected to increase substantially in the future in connection with our ongoing activities.
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
As of December 31, 2021, we have $1.5 million and $44.5 million in current and long-term lease liabilities, respectively. We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2023. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
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
In addition, the magnitude and duration of the COVID-19 pandemic and its impact on our liquidity and future funding requirements is uncertain as the pandemic continues to evolve globally. We have considered and will continue to consider the availability of relief provided by such legislative actions as the Families First Act and the CARES Act, and have opted to pursue certain, but not all measures including the deferral of employer payroll taxes, but not including Payroll Protection Plan loans. See “Impact of COVID-19 Pandemic” and “Risk Factors — The COVID-19 pandemic has adversely impacted and we expect will continue to adversely impact our business, including our preclinical studies and clinical trials".
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

Critical Accounting Estimates
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
We base our estimates on the best information available at the time. However, additional information may become available to us, which may allow us to make a more accurate estimate in future periods. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. There were no such significant changes during the years ended December 31, 2021 or 2020.

Share-Based Payments
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions
The Company maintains a Stock Incentive Plan, which provides for share-based payment awards, including stock options, employee stock purchase plan, restricted stock and performance awards. We determine the fair value of our stock option awards and performance awards at the date of grant using a Black-Scholes model. We determine the fair value of our restricted stock awards at the date of grant using the closing market value of our common stock on the date of grant.	Option-pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future volatility of our stock price, expected dividend yield and future employee stock option exercise behaviors. Changes in these assumptions can materially affect the fair value estimate.

Our performance awards require management to make assumptions regarding the likelihood of achieving long-term Company goals.	We do not currently believe there is a reasonable likelihood that there will be a material change in estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

If actual results are not consistent with the assumptions used, the share-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the share-based compensation. A 10% change in our share-based compensation expense for the year ended December 31, 2021, would have affected pre-tax earnings by approximately $3.6 million in 2021.

Recent Accounting Pronouncements
See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on certain accounting standards that have been adopted during 2021 or that have not yet been required to be implemented and may be applicable to our future operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash and cash equivalents of $59.7 million and $55.0 million as of December 31, 2021 and 2020, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

Item 8. Financial Statements and Supplementary Data.
    The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.

Inherent Limitations on Effectiveness of Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and our CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under this framework, our CEO and CFO have concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting at December 31, 2021 has also been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K on page F-1.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Director Biographical Information
Biographical information concerning each of our directors is set forth below:

Name	Age	Position(s)
Anthony Y. Sun, M.D	49	President, Chief Executive Officer and Executive Chairman
David M. Johnson	56	Lead Director
Kimberly Blackwell, M.D.	52	Director
Cam S. Gallagher	52	Director
Enoch Kariuki, Pharm.D.	40	Director
Karan S. Takhar	30	Director
Anthony Y. Sun, M.D., has served as our President and Chief Executive Officer and a member of our Board of Directors since December 2014. From 2002 to 2015, Dr. Sun served in a variety of positions, including at Perseus-Soros BioPharmaceutical Fund and, most recently, as partner at Aisling Capital, a private equity firm dedicated to investing in life sciences companies. Dr. Sun currently serves on the board of directors of Immusoft Corporation, a preclinical gene therapy company, Eyenovia, Inc., a public ophthalmic biopharmaceutical company, and Alloy Therapeutics, Inc., a drug discovery platform company. Dr. Sun received a B.S. in Electrical Engineering from Cornell University, an M.D. from Temple University School of Medicine and an M.B.A from The Wharton School at the University of Pennsylvania. Dr. Sun trained in internal medicine at the Hospital of the University of Pennsylvania and was board certified in Internal Medicine. We believe Dr. Sun’s extensive experience in the life sciences industry as an M.D., investor and executive and his deep understanding of our business, operations and strategy qualify him to serve on our Board of Directors.
David M. Johnson has served as a member of our Board of Directors since January 2020 and as our Lead Director since April 2020. Mr. Johnson has over 25 years of experience in biopharmaceutical oncology drug development and has made significant contributions to drugs ultimately garnering NDA/sNDA approval. He currently serves as the Chief Executive Officer of SolveTx, a venture backed start-up focused on developing next-generation mAb based oncology therapeutics, a position he has held since December 2021, as Board Chairman of Aura Biosciences, a clinical-stage biotechnology company developing virus-like drug conjugates, and as a board member of Palleon Pharmaceuticals, a biopharma company focused on novel immuno-oncology therapeutics. Mr. Johnson serves as Chairman of Lengo Therapeutics, a developer of precision medicines targeting driver mutations in oncology. Lengo was acquired by Blue Print Medicine during the fourth quarter of 2021. Prior to SolveTx, Mr. Johnson served as CEO of VelosBio, a clinical stage, oncology biopharmaceutical company until its acquisition by Merck in 2020. Prior to VelosBio, Mr. Johnson served as Chief Executive Officer of Acerta Pharma from 2014 to 2016 until the execution of a strategic transaction with AstraZeneca. Mr. Johnson's early career experience spanned from preclinical development to all phases of clinical development through product launch. He is a co-author on numerous publications and holds a bachelor’s degree from Indiana University. We believe Mr. Johnson’s extensive and diverse expertise in the life sciences industry, as an experienced executive of clinical stage companies, qualifies him to serve on our Board of Directors.
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
Cam S. Gallagher has served as a member of our Board of Directors since December 2014. Mr. Gallagher currently serves as the Chief Business Officer at Immusoft Corporation, a preclinical gene therapy company, a position he has held since April 2018, and as Board Chairman of Ocuphire, a clinical stage ophthalmology company. He was previously a board member of VelosBio, a clinical stage, oncology biopharmaceutical company, until its acquisition by Merck in December 2020. From 2016 to 2019, Mr. Gallagher served as the Head of Corporate Development and as a board member at Oncternal Therapeutics, Inc., a clinical stage, oncology biopharmaceutical company and, from 2014 to 2016, he served as a board member and the Chief Business Officer at Retrosense Therapeutics, LLC, a gene therapy company, until its acquisition by Allergan. From September 2012 to August 2014, Mr. Gallagher served on the board of directors of Sorrento Therapeutics, Inc., a clinical stage biopharmaceutical company developing therapies to treat malignant cancers. Mr. Gallagher received an M.B.A. from the University of San Diego and a B.S. in Business Administration from Ohio University. We believe Mr. Gallagher’s deep operational and transactional experience and expertise in the life sciences industry qualifies him to serve on our Board of Directors.
Enoch Kariuki, Pharm. D., has served as a member of our Board of Directors since February 2021. Dr. Kariuki currently serves as a member of the board of directors and audit chair at Imago Biosciences, Inc. Most recently, Dr. Kariuki served as Chief Executive Officer of Lengo Therapeutics, until its acquisition by Blueprint Medicines during the fourth quarter of 2021. Previously, Dr. Kariuki served as Chief Financial Officer of VelosBio, a clinical stage, oncology biopharmaceutical company, from July 2020 until its acquisition by Merck in December 2020. From June 2018 to February 2020, Dr. Kariuki served as SVP, Corporate Development at Synthorx, Inc., a publicly-traded clinical stage biotechnology company, which was acquired by Sanofi and, from 2014 to April 2018, Dr. Kariuki served as VP at H.I.G. Capital, a private equity and alternative assets investment firm. Dr. Kariuki received an M.B.A. from the Tuck School of Business at Dartmouth College and a Pharm.D. from Texas Southern University. We believe Dr. Kariuki’s experience as a senior financial executive, with both large and small commercial and clinical stage companies, in the life sciences industry qualifies him to serve on our Board of Directors.
Karan S. Takhar has served as a member of our Board of Directors since December 2017. Since 2013, Mr. Takhar has served in a variety of positions, most recently as Managing Director and head of Life Sciences investing at Matrix Capital Management Company, L.P., an investment fund focused on technology and life sciences. Mr. Takhar currently serves on the board of numerous private companies, including Aura Biosciences, Inc., Encoded Therapeutics Inc., ElevateBio LLC, Palleon Pharmaceuticals and Kalyra Pharmaceuticals, Inc. Mr. Takhar received a B.S. in Economics and Mathematics from the Massachusetts Institute of Technology. We believe Mr. Takhar’s broad operational and transactional experience as an investor in the life sciences industry qualifies him to serve on our Board of Directors.
Information about our Executive Officers
Biographical information concerning each of our executive officers is set forth below:

Name	Age	Position(s)
Anthony Y. Sun, M.D.	49	President, Chief Executive Officer and Executive Chairman
Melissa B. Epperly	44	Chief Financial Officer and Treasurer
Kevin D. Bunker, Ph.D.	49	Chief Operating Officer
Alexis M. Pinto, J.D.	55	Chief Legal Officer and Secretary
Dimitris Voliotis, M.D.	58	Senior Vice President, Clinical Development
Information concerning Anthony Y. Sun, M.D., our President and Chief Executive Officer, may be found above in the section entitled “Director Biographical Information.”
Melissa B. Epperly has served as our Chief Financial Officer and Treasurer since September 2019. From June 2018 to August 2019, Ms. Epperly served as Chief Financial Officer at PsiOxus Therapeutics Ltd, a clinical-stage gene therapy cancer company, where she led the company’s financial operations. Prior to joining PsiOxus, Ms. Epperly served as Chief Financial Officer and head of Business Development at R-Pharm US, a commercial-stage oncology company, from October 2015 to June 2018, where she led the company’s financial operations and business development activities. From 2012 to 2015, Ms. Epperly served as a Director at Anchorage Capital Group, a credit-focused hedge fund. Previously, Ms. Epperly was a Vice President at Goldman Sachs in equity research in New York and London, a management consultant with Bain & Company, and a healthcare investment banker at Morgan Stanley. She received an M.B.A. from Harvard Business School and a B.A. in Biochemistry and Economics from the University of Virginia.

Kevin Bunker, Ph.D., has served as our Chief Operating Officer since 2015. Dr. Bunker serves as Chief Scientific/Operations Officer of Kalyra Pharmaceuticals, Inc., or Kalyra, a small molecule drug discovery and development company, a position he has held since founding the company in 2011. Dr. Bunker also currently serves as a member of the boards of directors of Kalyra and Zentera Therapeutics, our joint venture in China. From 2006 to 2011, prior to founding Kalyra, Dr.

Bunker was part of the medicinal chemistry department at Pfizer, including as a Senior Scientist, where he made meaningful contributions to Pfizer’s drug discovery research group in La Jolla, California. Dr. Bunker received his B.S. in chemistry from Arizona State University and his Ph.D. in Organic Chemistry from the University of California, San Diego. He also held a post-doctorate position as a research associate at The Scripps Research Institute under the direction of Professor Dale Boger.

Alexis M. Pinto, J.D., has served as our Chief Legal Officer since August 2020 and as Secretary since March 2021. Prior to joining Zentalis, Ms. Pinto served as Corporate Vice President and Corporate Secretary at Celgene Corporation, a global pharmaceutical company focusing on therapies to treat cancer and inflammatory diseases. During her tenure with Celgene, from 2015 to 2020, she led the company's legal operations in support of business development and strategy, executive compensation and securities, in addition to her role as Corporate Secretary. From 1997 to 2015, Ms. Pinto served in various roles at Merck & Co., Inc. During her tenure with Merck, Ms. Pinto held positions of increasing responsibility and scope in the areas of business development, mergers and acquisitions, labor and employment, licensing and vaccines. Prior to moving into the life sciences industry, Ms. Pinto was at Paul, Hastings, Janofsky & Walker LLP. She received her J.D. from the University of Virginia School of Law and her B.A. from the University of Virginia.

Dimitris Voliotis, M.D., has served as our Senior Vice President of Clinical Development since March 2020. Prior to joining Zentalis, Dr. Voliotis was Chief Development Officer at CureVac AG, a biopharmaceutical company that develops therapies based on messenger RNA, a position he held beginning in January 2019. At CureVac AG, Dr. Voliotis oversaw preclinical and clinical development activities for prophylactic vaccines, rare diseases/molecular therapies and oncology. From January 2016 to January 2019, Dr. Voliotis served as Senior Vice President and Head of Global Clinical Development in the Oncology Business Group at Eisai Inc., a pharmaceutical company focused on therapeutic areas of oncology and neurology. From 2014 to 2106, Dr. Voliotis served as Vice President, Therapeutic Area Head and Head of Global Clinical Research Oncology at Eisai Inc.. Prior to joining Eisai, Dr. Voliotis served in various leadership positions at Bayer Healthcare from 2001 to 2014, including most recently as Vice President and Head of Global Development Specialty Medicine/Oncology. Dr. Voliotis received his M.D. and his doctorate degree from the University of Cologne Medical School and is board certified in Medical Oncology & Hematology and Internal Medicine.
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
Other
The remaining information required by this item will be included under the headings “Election of Directors,” “Corporate Governance,” and “Delinquent Section 16(a) Reports” (if applicable) in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

Item 11. Executive Compensation.
The information required by this item will be included under the headings "Compensation Discussion and Analysis" and "Compensation Committee Interlocks and Insider Participation" (if applicable) in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans" in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included under the headings "Certain Relationships and Related Person Transactions," "Corporate Governance" and "Director Independence" in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
The information required by this item will be included under the heading "Principal Accountant Fees and Services" in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements.
The following documents are included on pages F-1 through F-35 attached hereto and are filed as part of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules.
All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

2.1	Plan of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.1	05/15/2020
2.2	Certificate of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.2	05/15/2020
3.1	Certificate of Incorporation of Zentalis Pharmaceuticals, Inc.	S-8	333-237593	4.1	04/07/2020
3.2	Bylaws of Zentalis Pharmaceuticals, Inc.	8-K	001-39263	3.1	03/19/2021
3.3	Second Amended and Restated Limited Liability Company Agreement of Zentalis Pharmaceuticals, LLC	S-1	333-236959	3.3	03/06/2020

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
4.1	Amended and Restated Investors’ Rights Agreement, dated as of September 6, 2019, by and among Zeno Pharma, LLC and the investors party thereto	S-1	333-236959	4.1	03/06/2020
4.2	Specimen of Common Stock Certificate evidencing the shares of common stock	S-1	333-236959	4.2	03/06/2020
4.3	Description of Capital Stock	10-K	001-39263	4.3	03/25/21
10.1#	Zentalis Pharmaceuticals, LLC 2017 Profits Interest Plan, as amended, and form of profit interest award agreement thereunder	S-1	333-236959	10.1	03/06/2020
10.2.1#	2020 Incentive Award Plan and form of option agreement and restricted stock unit agreement thereunder	S-1/A	333-236959	10.2	03/30/2020
10.2.2	Amendment No. 1 to the Zentalis Pharmaceuticals, Inc. 2020 Incentive Award Plan	10-Q	001-39263	10.3	05/17/2021
10.3#	Non-Employee Director Compensation Program					*
10.4#	2020 Employee Stock Purchase Plan.	S-8	333-254506	99.1	03/19/2021
10.5#	Form of Conversion Restricted Stock Award Agreement for former Class B Common Unit Holders	S-1/A	333-236959	10.5	03/30/2020
10.6#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-236959	10.6	03/30/2020
10.7	Lease Agreement, dated April 12, 2019, between Zeno Management, Inc. and G&S Realty 1, LLC	S-1	333-236959	10.7	03/06/2020
10.8	Sublease Agreement, dated September 16, 2019, between Zeno Management, Inc. and Lundbeck La Jolla Research Center, Inc.	S-1	333-236959	10.8	03/06/2020
10.9.1	Lease Agreement, dated November 12, 2015, between the Registrant and BMR-Road to the Cure, LP	S-1	333-236959	10.9	03/06/2020
10.9.2	First Amendment to Lease Agreement, dated December 6, 2018, between the Registrant and BMR-Road to the Cure, LP	S-1	333-236959	10.1	03/06/2020
10.10.1	Lease Agreement, dated January 14, 2020, between Zeno Management, Inc. and ARE-SD Region NO. 44, LLC	S-1	333-236959	10.11	03/06/2020
10.10.2	Agreement for Termination of Lease and Voluntary Surrender of Premises, dated July 14, 2020, by and between Zeno Management, Inc. and ARE-SD-Region NO. 44, LLC	S-1/A	333-240115	10.23	07/28/2020
10.11.1	Lease, effective September 30, 2020, between Zentalis Pharmaceuticals, Inc. and TPSC IX, LLC	8-K	001-39263	10.1	10/02/2020
10.11.2	Partial Lease Termination Agreement and First Amendment to Lease, effective September 16, 2021, by and between Zentalis Pharmaceuticals, Inc. and TPSC IX, LLC	10-Q	001-39263	10.1	11/20/2021
10.12	Lease, effective March 24, 2021, between Zentalis Pharmaceuticals, Inc. and ESRT 1359 BROADWAY, L.L.C.	10-K	001-39263	10.12	3/25/2021
10.13#	Second Amended and Restated Employment Agreement, effective as of October 1, 2020, between Zeno Management Inc. and Anthony Y. Sun, M.D.	8-K	001-39263	10.2	10/02/2020

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.14#	Amended and Restated Employment Agreement, effective as of October 1, 2020, between Zeno Management, Inc. and Kevin Bunker, Ph.D.	8-K	001-39263	10.3	10/02/2020
10.15#	Amended and Restated Employment Agreement, effective as of October 1, 2020, between Zeno Management Inc. and Melissa Epperly	8-K	001-39263	10.4	10/02/2020
10.16#	Employment Agreement, effective as of July 20, 2020, between Zeno Management, Inc. and Alexis Pinto	10-Q	001-39263	10.7	11/09/2020
10.17#	Employment Agreement, dated March 25, 2020, by and between Zeno Management, Inc. and Dimitris Voliotis, M.D.	S-1/A	333-236959	10.2	03/30/2020
10.18#	Employment Agreement, effective as of October 1, 2020, between Zeno Management, Inc. and Cam Gallagher	10-Q	001-39263	10.6	11/09/2020
10.19.1†	Second Amended and Restated License Agreement, dated September 6, 2019, between the Registrant and Recurium IP Holdings, LLC	S-1	333-236959	10.2	03/06/2020
10.19.2†	Greater China Amendment to the Second Amended and Restated License Agreement, dated May 19, 2020, by and between Zeno Management, Inc. and Recurium IP Holdings, LLC	10-Q	001-39263	10.3	08/13/2020
21.1	List of Subsidiaries of Zentalis Pharmaceuticals, Inc.					*
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

ZENTALIS PHARMACEUTICALS, INC.

Date: February 24, 2022	By:	/s/ Anthony Y. Sun, M.D
Anthony Y. Sun, M.D.
Chief Executive Officer, President and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anthony Y. Sun, M.D.	Chief Executive Officer, President and Executive Chairman (principal executive officer)	February 24, 2022
Anthony Y. Sun, M.D.

/s/ Melissa B. Epperly	Chief Financial Officer (principal financial and accounting officer)	February 24, 2022
Melissa B. Epperly

/s/ David M. Johnson	Lead Director	February 24, 2022
David M. Johnson

/s/ Kimberly Blackwell, M.D.	Director	February 24, 2022
Kimberly Blackwell, M.D.

/s/ Cam S. Gallagher	Director	February 24, 2022
Cam S. Gallagher

/s/ Enoch Kariuki	Director	February 24, 2022
Enoch Kariuki

/s/ Karan S. Takhar	Director	February 24, 2022
Karan S. Takhar

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Zentalis Pharmaceuticals, Inc. (Successor to Zentalis Pharmaceuticals, LLC)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zentalis Pharmaceuticals, Inc. (Successor to Zentalis Pharmaceuticals, LLC) (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in convertible preferred units and members’ / stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accrued clinical trial expenses
Description of the Matter
During 2021, the Company incurred $175.6 million for research and development expenses and as of December 31, 2021, the Company accrued $18.5 million for research and development expenses, which includes clinical trial expenses and accruals. As described in Note 2 of the financial statements, the Company records accruals for estimated costs of research and development activities that include costs for clinical trials. The Company records costs based on estimates and/or representations from contract research organizations (“CROs”) and other vendors regarding work performed, level of patient enrollment, completion of patient studies and progress of the clinical trials. The Company monitors patient enrollment levels and related activities through internal reviews, correspondence with CROs and reviews of contractual terms.

Auditing management's accounting for accrued clinical trial expenses was especially challenging as the evaluation is dependent upon a high volume of data received from third-party service providers and internal clinical personnel, which is tracked in spreadsheets. The accrued amounts are determined based on an evaluation of the unique terms and conditions set forth in each respective agreement.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s accounting for accrued clinical trial expenses.

To test the adequacy of the Company’s accrued clinical trial expenses, our substantive audit procedures included, among others, testing the accuracy of data and assumptions used in management's clinical trial accrual models by inspecting invoices paid to date, agreeing terms and conditions to a sample of contracts and performing inquiries with clinical staff to corroborate progress and level of expended effort incurred by the Company's CROs and other third-party vendors. We further obtained the clinical trial agreements for a sample of active clinical sites and compared the costs and number of patient visits to the Company’s clinical trial accrual models. We also tested a sample of expenses against the related invoices and contracts and examined a sample of subsequent payments to evaluate the completeness of the accrued clinical trial expenses.

Accounting for Zentera Therapeutics deconsolidation
Description of the Matter
As discussed in Note 3 to the consolidated financial statements, in July 2021, the Company’s investee, Zentera Therapeutics (Cayman), Ltd., (“Zentera”), completed a Series B financing in which the Company did not participate. Until this date, the Company was deemed to be the primary beneficiary of Zentera, which is a variable interest entity, and consolidated Zentera accordingly. Upon the completion of the Series B financing, the Company concluded that it ceased to be the primary beneficiary in Zentera as equity ownership was reduced and changes were made to the corporate governance of Zentera. The Company concluded that it no longer was the primary beneficiary of Zentera, which resulted in the deconsolidation of Zentera effective July 13, 2021. The Company recorded its retained equity investment in Zentera at fair value under the equity method of accounting and recorded a gain of $51.6 million in the consolidated statement of operations as a result of the deconsolidation.

Auditing management’s conclusion that it ceased to be the primary beneficiary of Zentera and management’s valuation of the resulting equity method investment in Zentera were complex and required significant auditor judgment. In particular, there was judgment involved in determining whether the Company continued to be the primary beneficiary of Zentera based on the contractual arrangements and corporate governance of Zentera. Additionally, the fair value measurement of the resulting equity method investment required specialized valuation knowledge.

How We Addressed the Matter in Our Audit
In assessing the appropriateness of the accounting for the deconsolidation of Zentera, our substantive audit procedures included, among others, reviewing management’s analysis of whether the Company had the power to direct the activities that most significantly affected Zentera’s economic performance. We reviewed management’s analysis and compared certain information to underlying corporate governance documents, where we obtained an understanding of the composition and governance of the entity. To test the valuation of the resulting equity method investment in Zentera, we performed audit procedures that included, but were not limited to, assessing the methodologies used by the Company and testing the significant assumptions as well as the completeness and accuracy of the underlying data used by the Company in its analysis. We involved our valuation specialists to assist in evaluating the significant assumptions as well as the model utilized to derive the concluded fair value.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

San Diego, California
February 24, 2022

Zentalis Pharmaceuticals, Inc. (Successor to Zentalis Pha rmaceuticals, LLC)
Consolidated Balance Sheets
(In thousands, except share amounts and par value)

	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$59,714	$54,951
Marketable securities, available for sale	280,173	283,554
Accounts receivable from government grants, net	4	417
Prepaid expenses and other current assets	10,636	6,182
Restricted cash	243	—
Total current assets	350,770	345,104
Property and equipment, net	8,148	1,099
Operating lease right-of-use assets	44,691	2,520
Prepaid expenses and other assets	7,040	2,976
Goodwill	3,736	3,736
In-process research and development	—	8,800
Investment in Zentera Therapeutics	37,495	—
Restricted cash	2,627	1,320
Total assets	$454,507	$365,555
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,590	$8,661
Accrued expenses	32,354	19,940
Total current liabilities	43,944	28,601
Deferred tax liability	1,622	2,480
Long-term lease liability	44,459	1,097
Total liabilities	90,025	32,178
Commitments and contingencies (see Note 11)
EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 45,490,764 and 41,040,286 shares issued and outstanding at December 31, 2021 and 2020, respectively	45	41
Additional paid-in capital	723,593	509,339
Accumulated other comprehensive income (loss)	(125)	36
Accumulated deficit	(359,559)	(200,834)
Total stockholders' equity	363,954	308,582
Noncontrolling interests	528	24,795
Total equity	364,482	333,377
Total liabilities and stockholders' equity	$454,507	$365,555
See accompanying notes to consolidated financial statements.

Zentalis Pharmaceuticals, Inc. (Successor to Zentalis Pharmaceuticals, LLC)
Consolidated Statements of Operations
(In thousands, except per unit and per share amounts)

	Year ended December 31,
	2021	2020	2019
Operating Expenses
Research and development	$175,601	$84,901	38,386
General and administrative	40,941	33,886	8,459
Total operating expenses	216,542	118,787	46,845
Loss from operations	(216,542)	(118,787)	(46,845)
Other Income (Expense)
Investment and other income, net	401	683	482
Gain on deconsolidation of Zentera	51,582	—	—
Net loss before income taxes	(164,559)	(118,104)	(46,363)
Income tax expense (benefit)	(297)	444	15
Loss on equity method investment	1,831	—	—
Net loss	(166,093)	(118,548)	(46,378)
Net loss attributable to noncontrolling interests	(7,368)	(707)	(715)
Net loss attributable to Zentalis	$(158,725)	$(117,841)	(45,663)
Net loss per common share outstanding, basic and diluted	$(3.72)	$(4.19)	$—
Net loss per Class A common unit outstanding, basic and diluted	$—	$—	$(8.16)
Common shares/units used in computing net loss per share/Class A common unit, basic and diluted	42,688	28,113	5,597
See accompanying notes to consolidated financial statements.

Zentalis Pharmaceuticals, Inc. (Successor to Zentalis Pharmaceuticals, LLC)
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year ended December 31,
	2021	2020	2019
Net loss	$(166,093)	$(118,548)	$(46,378)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net	(161)	36	—
Total comprehensive loss	(166,254)	(118,512)	(46,378)
Comprehensive loss attributable to noncontrolling interests	(7,368)	(707)	(715)
Comprehensive loss attributable to Zentalis	$(158,886)	$(117,805)	$(45,663)
See accompanying notes to consolidated financial statements.

Zentalis Pharmaceuticals, Inc. (Successor to Zentalis Pharmaceuticals, LLC)
Consolidated Statements of Changes in Convertible Preferred Units and Members’/Stockholders' Equity (Deficit)
(In thousands, except per unit amounts)

	Year Ended December 31, 2019
	Zentalis Stockholders
	Convertible Preferred Units		Convertible Preferred Units		Class A Common Units		Class B Common Units		Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	5,103	$59,830	5,594	$672	1,612	$1,598	—	$—	$—	$—	$(37,330)	$7,536	$32,306
Issuance of Series C convertible preferred units at $17.50 per unit net of issuance costs	4,847	81,876	—	—	—	—	—	—	—	—	—	—		—	—
Reclassification of convertible preferred units for contingent liquidation features not within the Company's control	5,103	59,830	(5,103)	(59,830)	—	—	—	—	—	—	—	—	—	—	(59,830)
Issuance of profit interest awards, net	—	—	—	—	—	—	1,059	—	—	—	—	—	—	—	—
Share-based compensation expenses	—	—	—	—	7	37	—	580	—	—	—	—	—	—	617
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	(715)	(715)
Net loss attributable to Zentalis	—	—	—	—	—	—	—	—	—	—	—	—	(45,663)	—	(45,663)
Balance at December 31, 2019	9,950	$141,706	—	$—	5,601	$709	2,671	$2,178	—	$—	$—	$—	$(82,993)	$6,821	$(73,285)

	Year Ended December 31, 2020
	Zentalis Stockholders
	Convertible Preferred Units		Convertible Preferred Units		Class A Common Units		Class B Common Units		Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Balance at December 31, 2019	9,950	$141,706	—	$—	5,601	$709	2,671	$2,178	—	$—	$—	$—	$(82,993)	$6,821	$(73,285)
Issuance of Series C convertible preferred units at $17.50 per unit net of issuance costs	867	14,228	—	—	—	—	—	—	—	—	—	—	—	—	—
Cancellation of profit interest awards, net	—	—	—	—	—	—	(64)	—	—	—	—	—	—	—	—
Issuance of common stock in connection with an initial public offering, net of underwriting discounts, commissions and offering costs	—	—	—	—	—	—	—	—	10,589	11	172,354	—	—	—	172,365
Contributions from noncontrolling interest owners	—	—	—	—	—	—	—	—	—	—	—	—	—	18,424	18,424
Share-based compensation expense	—	—	—	—	—	—	—	329	—	—	22,817	—	—	—	23,146
Conversion of convertible preferred units to common stock	(10,817)	(155,934)	—	—	—	—	—	—	15,011	15	155,919	—	—	—	155,934
Conversion of common and incentive units to common and restricted stock	—	—	—	—	(5,601)	(709)	(2,607)	(2,507)	10,278	10	3,206	—	—	—	—
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions, and offering costs	—	—	—	—	—	—	—	—	4,744	5	155,300	—	—	—	155,305
Issuance of common stock in connection with restricted stock unit vesting	—	—	—	—	—	—	—	—	426	—	—	—	—	—	—
Cancellation of restricted stock awards	—	—	—	—	—	—	—	—	(8)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	36	—	—	36
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(257)	—	—	(450)	(707)
Net loss attributable to Zentalis	—	—	—	—	—	—	—	—	—	—	—	—	(117,841)	—	(117,841)
Balance at December 31, 2020	—	$—	—	$—	—	$—	—	$—	41,040	$41	$509,339	$36	$(200,834)	$24,795	$333,377

	Year Ended December 31, 2021
	Zentalis Stockholders
	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2020	41,040	$41	$509,339	$36	$(200,834)	$24,795	$333,377
Share based compensation expense	—	—	35,737	—	—	—	35,737
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions and offering costs	3,691	4	171,969	—	—	—	171,973
Issuance and withholding of common stock in connection with restricted stock unit vesting, net	517	—	(1,146)	—	—	—	(1,146)
Deconsolidation event	—	—	—	—	—	(16,899)	(16,899)
Issuance of common stock upon exercise of options	232	—	7,149	—	—	—	7,149
Issuance of common stock under employee stock purchase plan	15	—	545	—	—	—	545
Cancellation of restricted stock awards	(4)	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	(161)	—	—	(161)
Net loss attributable to non-controlling interest	—	—	—	—	—	(7,368)	(7,368)
Net loss attributable to Zentalis	—	—	—	—	(158,725)	—	(158,725)
Balance at December 31, 2021	45,491	$45	$723,593	$(125)	$(359,559)	$528	$364,482
See accompanying notes to consolidated financial statements.

Zentalis Pharmaceuticals, Inc. (Successor to Zentalis Pharmaceuticals, LLC)
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net loss	$(166,093)	$(118,548)	$(46,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	544	160	111
IPR&D impairment	8,800	—	—
Recognized tax gain on IPR&D impairment	(2,462)	—	—
Gain on deconsolidation of Zentera, net of tax	(49,930)	—	—
Share-based compensation	35,737	23,146	617
Loss on disposal of equipment	15	—	—
Amortization of premiums on marketable securities, net	908	556	—
Loss on equity method investment	1,831	—	—
Deferred income taxes	—	17	—
Changes in operating assets and liabilities:
Accounts receivable	413	(277)	777
Prepaid expenses and other assets	881	(5,519)	(1,508)
Accounts payable and accrued liabilities	13,916	14,307	7,123
Operating lease right-of-use assets and liabilities, net	1,347	(667)	115
Net cash used in operating activities	(154,093)	(86,825)	(39,143)
Investing activities:
Purchases of marketable securities	(363,508)	(400,984)	—
Proceeds from maturities of marketable securities	365,820	116,910	—
Deconsolidation of Zentera cash	(14,320)	—	—
Purchases of property and equipment	(6,107)	(758)	(352)
Net cash used in investing activities	(18,115)	(284,832)	(352)
Financing activities:
Proceeds from issuance of common stock in initial public offering, net	—	172,482	—
Proceeds from issuance of common stock under equity incentive plans	7,694	—	—
Net-settlement of restricted stock unit vesting	(1,146)	—	—
Contributions from noncontrolling interest owners, net	—	18,424	—
Proceeds from issuance of common stock, net	171,973	155,305	—
Proceeds from the issuance of Series C convertible preferred units, net	—	14,228	81,876
Deferred financing costs	—	—	(46)
Net cash provided by financing activities	178,521	360,439	81,830
Net increase/(decrease) in cash, cash equivalents and restricted cash	6,313	(11,218)	42,335
Cash, cash equivalents and restricted cash at beginning of year	56,271	67,489	25,154
Cash, cash equivalents and restricted cash at end of year	$62,584	$56,271	$67,489
Supplemental disclosure of cash flow information:
Income taxes paid	$20	$18	$15
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$44,613	$300	$1,412
Accrued capital expenditures	$1,510	$—	$—
Costs incurred in connection with initial public offering included in accounts payable and accrued expenses	$—	$—	$795

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Cash and cash equivalents	$59,714	$54,951	$67,246
Restricted cash, current	243	—	—
Restricted cash, non-current	2,627	1,320	243
Total cash, cash equivalents and restricted cash reported in the Consolidated Statement of Cash Flows	$62,584	$56,271	$67,489
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and include our wholly owned subsidiaries and variable interest entity (“VIE”), for which we are the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

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

Noncontrolling Interests
Noncontrolling interests represent interests held by third parties in our consolidated subsidiaries. We reflect noncontrolling interest attributable to the other owners in a separate line in our consolidated statements of operations and a separate line within stockholders' equity in our consolidated balance sheets.
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
Cash and Cash Equivalents
Cash equivalents are comprised of short-term, highly-liquid investments with maturities of 90 days or less at the date of purchase. As of December 31, 2021 and 2020, our cash equivalents consisted of money market funds and corporate debt securities.
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
Restricted Cash
Under the terms of our office leases, we are required to maintain a letter of credit as a security deposit during the term of such leases. At December 31, 2021 and 2020, restricted cash of $2.9 million and $1.3 million, respectively, was pledged as collateral for the letters of credit.
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
Concentrations of Credit Risk and Sources of Supply
We are subject to credit risk from our portfolios of cash equivalents and marketable securities. We maintain our cash and cash equivalent and marketable securities balances with major commercial banks. Deposits held with the financial institutions exceed the amount of insurance provided on such deposits. We are exposed to credit risk in the event of a default by the financial institutions holding our cash and cash equivalents and marketable securities to the extent recorded on the consolidated balance sheets. We have also established guidelines to limit our exposure to credit risk by diversifying our marketable securities portfolio and placing them in investments with maturities that maintain safety and liquidity.
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
Leases
We have entered into operating leases for real estate. We determine if an arrangement is a lease at inception and evaluate each lease agreement to determine whether the lease is an operating or finance lease. For leases where we are the lessee, right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Liabilities from operating leases are included in accrued expenses and long-term lease liabilities on our consolidated balance sheet. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any prepaid lease payments, lease incentives received, and costs which will be incurred in exiting a lease. Our leases often include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that we will exercise that option. As of December 31, 2021, it is not reasonably certain that these options will be exercised and they are not included within the lease term. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components which are accounted for as a single lease component for all of our leases.
Impairment of Long-Lived Assets
We account for long-lived assets in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable.
Goodwill
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
Goodwill is reviewed for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment. During the impairment review process, we consider qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount, including goodwill. If we determine that it is not more likely than not that the fair value of our reporting unit is less than the carrying amount, then no additional assessment is deemed necessary. Otherwise, we proceed to compare the estimated fair values of the reporting units with the carrying values, including goodwill. If the carrying amounts of the reporting units exceed the fair values, we record an impairment loss based on the difference. We completed our most recent annual evaluation for impairment for goodwill as of December 31, 2021 using the qualitative assessment and determined that no impairment existed, and no charges were recorded.
Equity Method Accounting
We have significant influence, but not a controlling interest, in our affiliate Zentera. From the deconsolidation of Zentera during July 2021 prospectively, this investment is accounted for using the equity method. Our share of earnings or losses of the investment entity are reported on the consolidated statement of operations, with a corresponding increase or decrease to the equity investment carried on the statement of financial position. This information is generally not received sufficiently timely for us to record our portion of earnings or loss in the current financial statements, and therefore we report our portion of earnings or loss on a one quarter lag. The maximum exposure to loss as a result of our investment in Zentera is directly associated with the carrying amount of the equity method investment on our consolidated balance sheet.
Research and Development Expenses
Research and development expenses include salaries and benefits, facilities and other overhead expenses, external clinical trial expenses, research-related manufacturing services, contract services and other outside expenses. Research and development expenses are charged to operating expenses as incurred when these expenditures relate to our research and development efforts and have no alternative future uses. Reimbursed research and development costs under government grant arrangements are recorded as a reduction to research and development expenses and are recognized in the period in which the related costs are incurred.
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
Net Loss per Common Share Outstanding
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

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters

In January 2020, the FASB issued ASU 2020-01, Investments — Equity Securities (Topic 321).	This standard clarifies the interaction between accounting standards related to equity securities (ASC 321), equity method investments (ASC 323), and certain derivatives (ASC 815)	January 1, 2021	As of January 1, 2021, we did not hold equity securities, equity method investments or derivatives. The impact of this new accounting guidance in 2021 did not have a material impact to our consolidated financial statements at the time of adoption.

As of July 2021, we hold an equity method investment which is accounted for under ASC 323. The investment is recorded on the consolidated statement of financial position at fair value as of the date of deconsolidation. The Company’s subsequent share of earnings or losses of the investment entity are reported on the consolidated statement of operations through investment and other income, net with a corresponding increase or decrease to the equity investment.

3. Significant Transactions

Zentera Therapeutics

In May 2020, we became a majority common shareholder of Zentera Therapeutics, Ltd., a Shanghai-based clinical-stage biopharmaceutical company focused on developing cancer therapeutics (“Zentera”), concurrent with its Series A convertible preferred stock offering. The financial position and results of operations of Zentera were included in our consolidated financial statements from the date of the initial investment as a result of our control of the entity and our determination that we were the primary beneficiary of Zentera. In July 2021, Zentera completed a Series B convertible preferred stock offering which diluted our investment to a position of less than majority owned. Upon review of the facts and circumstances, together with the authoritative accounting literature, we determined that while Zentera is a variable interest entity ("VIE"), consolidation of Zentera is no longer appropriate. After the July 2021 Series B convertible preferred offering in which we did not participate, our review concluded that we ceased to be the primary beneficiary of Zentera as our equity ownership was reduced and changes were made to the corporate governance of Zentera. As a result, we no longer individually have the ability to direct the activities that most significantly impact Zentera's economic performance.

Beginning in July 2021, the financial position and results of operations of Zentera are no longer included in our consolidated financial statements. During the period of deconsolidation we measured the fair value of our retained investment in Zentera using the backsolve method with consideration for a lack of marketability. An equity method investment of $37.5 million is recorded on our balance sheet at December 31, 2021. A deferred tax liability of $8.0 million representing the tax impact of the unrealized gain on deconsolidation is recorded on our balance sheet at December 31, 2021. A gain of $51.6 million, measured as the difference between the fair value of our retained noncontrolling interest together with the carrying amount of the Zentera noncontrolling interest, and the carrying amount of Zentera’s assets and liabilities was recognized during the year ended December 31, 2021. The difference between the carrying amount of our investment in Zentera and our portion of the Zentera net assets was $7.1 million as of December 31, 2021. This difference is accounted for in our equity method investment analogous to in-process research and development.

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

Under the terms of the Zentera Sublicenses, Zentera is responsible for the costs of developing the Collaboration Products in the Zentera Collaboration Territory, and we are responsible for the costs of developing the Collaboration Products outside the Zentera Collaboration Territory, provided that Zentera will reimburse us for a portion of the costs for global data management, pharmacovigilance, safety database management, and chemistry, manufacturing and controls activities with respect to each Collaboration Product. Prior to the deconsolidation of Zentera, these costs were eliminated in consolidation. For the period subsequent to deconsolidation to December 31, 2021, the amounts incurred under this arrangement totaled $5.3 million and are presented as contra-research and development expense in the consolidated statement of operations. A corresponding receivable is recorded within prepaid expenses and other current assets on the consolidated balance sheet.

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
Pursuant with authoritative guidance, we have recorded the identifiable assets, liabilities and noncontrolling interests in the VIE at their fair value upon initial consolidation. The identified goodwill is comprised of the workforce and expected synergies from combining the entities. During the year ended December 31, 2021, Kalyra determined that they will no longer pursue the development of Kalyra's lead product candidate and ceased the associated clinical trial. The in-process research and development costs ("IPR&D") recorded on Kalyra's balance sheet exclusively relates to this candidate. Management recorded an impairment charge of $8.8 million within the research and development expense line item on the consolidated statement of operations during the year ended December 31, 2021, which resulted in a reduction of the IPR&D asset from $8.8 million to zero. The impairment of IPR&D resulted in a reversal of the associated deferred tax liability of $2.5 million during the year ended December 31, 2021. Total assets and liabilities of Kalyra as of December 31, 2021 and 2020 are immaterial.
The liabilities recognized as a result of consolidating Kalyra do not represent additional claims on our general assets. Pursuant to the authoritative guidance, the equity interest in Kalyra not owned by Zentalis is reported as a noncontrolling interest on our consolidated balance sheets.
The following is a reconciliation of equity (net assets) attributable to the noncontrolling interest (in thousands):

	December 31,
	2021	2020
Noncontrolling interest at beginning of period	$24,795	$6,821
Net loss attributable to noncontrolling interest	(7,368)	(450)
Contributions from noncontrolling interest holders of Zentera	—	18,424
Deconsolidation of Zentera	(16,899)	—
Noncontrolling interest at end of period	$528	$24,795

5. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$199,321	$11	$(55)	$199,277
Corporate debt securities	10,085	—	(7)	10,078
US government agencies	20,032	1	—	20,033
US Treasury securities	50,860	—	(75)	50,785
	$280,298	$12	$(137)	$280,173
As of December 31, 2021, twenty-nine of our available-for-sale debt securities with a fair market value of $174.6 million were in a gross unrealized loss position of one hundred thirty-seven thousand dollars. When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of December 31, 2021, because we do not intend to sell these securities, and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

December 31, 2021
Estimated Fair Value
Due within one year	$258,948
After one but within five years	21,225
$280,173
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value should maximize the use of observable inputs and minimize the use of unobservable inputs. The Company determines the fair value of financial assets and liabilities using three levels of inputs as follows:
Level 1—Inputs which include quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2—Inputs (other than quoted market prices included in Level 1) that are either directly or indirectly observable, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the instrument’s anticipated life.

Level 3—Unobservable inputs for assets or liabilities and include little or no market activity.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	December 31, 2021			December 31, 2020
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$43,653	$—	$43,653	$24,016	$—	$24,016
Corporate debt securities	—	—	—	—	4,999	4,999
Total cash equivalents:	43,653	—	43,653	24,016	4,999	29,015

Available-for-sale marketable securities:
Commercial paper	—	199,277	199,277	—	147,388	147,388
Corporate debt securities	—	10,078	10,078	—	23,571	23,571
US government agencies	—	20,033	20,033	—	81,486	81,486
US Treasury securities	50,785	—	50,785	31,109	—	31,109
Total available-for-sale marketable securities:	50,785	229,388	280,173	31,109	252,445	283,554

Total assets measured at fair value	$94,438	$229,388	$323,826	$55,125	$257,444	$312,569
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2021. We had no instruments that were classified within Level 3 as of December 31, 2021 or 2020.

6. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following (in thousands):

	December 31,
	2021	2020
Prepaid insurance	$990	$1,021
Prepaid software licenses and maintenance	403	563
Foreign R&D credit refund	1,808	692
Prepaid research and development expenses	11,204	5,963
Interest receivable	258	478
Zentera receivable	2,373	—
Other prepaid expenses	640	441
Total prepaid expenses and other current assets	17,676	9,158
Less long-term portion	7,040	2,976
Total prepaid expenses and other assets, current	$10,636	$6,182

7. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Lab equipment	$2,057	$424
Leasehold improvements	4,515	49
Office equipment and furniture	2,123	405
Computer equipment	211	124
Construction in process	34	347
Subtotal	8,940	1,349
Accumulated depreciation and amortization	(792)	(250)
Property and equipment, net	$8,148	$1,099
Depreciation and amortization expense was approximately $0.5 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively.

8. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2021	2020
Accrued research and development expenses	$18,531	$11,947
Accrued employee expenses	9,250	5,649
Accrued general and administrative expenses	1,480	996
Lease liability	1,453	902
Income taxes payable	971	410
Other	669	36
Total accrued expenses	$32,354	$19,940

9. Convertible Preferred Units
Series A Convertible Preferred Units
In September 2015, Zeno Pharmaceuticals, Inc. entered into a Series A Preferred Stock Purchase Agreement (the “Series A Preferred Agreement”). Under the terms of the Series A Preferred Agreement, Zeno Pharmaceuticals, Inc. issued 1,293,104 shares of Series A convertible preferred stock at $11.60 per share for gross proceeds of $15.0 million. The net proceeds of this financing were $14.9 million after issuance costs of $0.1 million. In February and March 2016, Zeno Pharmaceuticals, Inc. issued an aggregate of 286,205 additional shares of Series A convertible preferred stock at $11.60 per share for additional gross proceeds of $3.3 million. The issuance costs of this additional financing were approximately thirty-nine thousand dollars. All Series A convertible preferred stock issued and outstanding by Zeno Pharmaceuticals, Inc. was converted into Series A convertible preferred units of Zentalis Pharmaceuticals, LLC in conjunction with the corporate restructuring and merger (see Note 10).
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
There were no authorized, issued, and outstanding shares of convertible preferred units at December 31, 2021 and 2020.
During 2019, we reclassified the convertible preferred units from members' equity to temporary equity because, in conjunction with the Series C convertible preferred units issuance, all units were now deemed to contain contingent liquidation features that are not solely within our control. During the year ended December 31, 2020, we did not adjust the carrying values of the convertible preferred units to the deemed redemption values of such units since a liquidation event was not probable.
Dividends
Dividends are payable if and when declared by the Board of Directors. No dividends have been declared through December 31, 2021.
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
Redemption
The Series A, Series B and Series C convertible preferred units were not redeemable except in the event of certain effected deemed liquidation events. As of immediately prior to our IPO on April 2, 2020 we had classified convertible preferred units as temporary equity in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities whose redemption is based upon certain change in control events outside of our control, including liquidation, sale or transfer of control of the Company. We did not adjust the carrying value of the convertible preferred units to the deemed redemption values of such units since a liquidation event was not probable.
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
Class A Common Units
In conjunction with the corporate restructuring in December 2017, 5,187,554 shares of common stock issued and outstanding and 406,831 shares of common stock subject to future vesting provisions of Zeno Pharmaceuticals, Inc. were converted into an equal number of Class A common units of Zentalis Pharmaceuticals, LLC. During the years ended December 31, 2021 and 2020, zero Class A common units were issued. As of December 31, 2021 and 2020, zero Class A common units were subject to future vesting conditions.
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

In May 2021, the Company entered into a sales agreement, or the Sales Agreement, with SVB Leerink LLC, or SVB Leerink, as sales agent, pursuant to which the Company may, from time to time, issue and sell common stock with an aggregate value of up to $200.0 million in “at-the-market” offerings, or the ATM, under the Company's Registration Statement on Form S-3 (File No. 333-255769) filed with the SEC on May 4, 2021. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or any other existing trading market for the Company's common stock. From May 3, 2021 to December 31, 2021 the Company sold 125,643 shares of common stock under the Sales Agreement at a volume weighted-average price of $79.59 per share, raising aggregate gross proceeds of $10.0 million before fees and expenses of $0.3 million.
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
The number of common shares available for issuance under the 2020 Plan is the sum of (1) 5,600,000 shares of common stock; plus (2) any shares forfeited from the unvested restricted shares of our common stock issued upon conversion of unvested Class B common units (up to 1,250,000 shares); plus (3) an annual increase on the first day of each fiscal year beginning with the fiscal year ending December 31, 2021 and continuing to, and including, the fiscal year ending December 31, 2030, equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by our board of directors. At December 31, 2021, 4,517,677 shares were subject to outstanding awards and 1,971,266 shares were available for future grants of share-based awards.
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
During 2021, we issued an aggregate of 232,684 shares of common stock in connection with the exercises of stock options for cash in the aggregate amount of approximately $7.2 million. We did not issue any shares of common stock in connection with grants of RSA's. We issued 516,831 shares of common stock, upon vesting of RSU's. The RSU holders surrendered 17,080 RSU's to pay for minimum withholding taxes totaling approximately $1.1 million.
Total share-based compensation expense related to share based awards was comprised of the following (in thousands):

	Year ended December 31,
	2021	2020	2019
Research and development expense	$20,858	$7,296	$339
General and administrative expense	14,879	15,850	278
Total share-based compensation expense	$35,737	$23,146	$617
Share-based compensation expense by type of share-based award (in thousands):

	Year ended December 31,
	2021	2020	2019
Profits interest award units	$—	$329	$617
Stock options	20,773	6,925	—
RSAs and RSUs	14,643	15,892	—
Employee Stock Purchase Plan	321	—	—
	$35,737	$23,146	$617

Prior to the deconsolidation of Zentera during the third quarter of 2021, total share-based compensation expense includes $138 thousand of share-based compensation expense for employees, consultants and directors of Zentera, for the twelve months ended December 31, 2021, compared to $187 thousand and zero for the same period in 2020 and 2019, respectively.
Total unrecognized estimated compensation cost by type of award and the weighted average requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	December 31, 2021
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (Years)
Stock options	$71,753	3.0
RSAs	1,244	1.6
RSUs	6,157	2.3
Profits Interest Award Units: The following table provides a summary of the profits interest units award activity under the Plan. The amounts include profits interest units granted to both employees and non-employees:

	Number of Units	Weighted Average Fair Value
Outstanding at Outstanding at December 31, 2018	1,612,311	$1.56
Granted	1,095,545	$2.73
Forfeited	(37,188)	$1.62
Outstanding at Outstanding at December 31, 2019	2,670,668	$2.04
Granted	70,000	$3.06
Cancelled upon conversion	(2,740,668)	$2.07
Outstanding at December 31, 2020	—	$—
The fair value of the profits interest award units was estimated using an option pricing model with the following assumptions:

	Year ended December 31,
	2020	2019
Members’ equity value (in thousands)	$271,207	$197,041 - $271,207
Threshold amounts (in thousands)	$309,824	$143,800 - $309,824
Risk-free rate	1.5%	1.5%
Volatility	75.0%	75.0%
Time to liquidity (in years)	1.1	1.1 - 1.8
Lack of marketability discount	26.5%	18.8% - 26.4%
Grant date fair value	$3.06	$1.88 - $3.06

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
Stock Options: The following table summarizes option activity for the year ended December 31, 2021. The amounts include incentive units granted to both employees and non-employees:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	3,121,221	$25.45
Granted	1,527,300	$50.95
Exercised	(232,684)	$30.73
Cancelled	(172,355)	$34.49
Outstanding at December 31, 2021	4,243,482	$33.97	8.7	$212,566
Vested and expected to vest at December 31, 2021	4,243,482	$33.97	8.7	$212,566
Exercisable at December 31, 2021	1,141,421	$24.84	8.4	$67,600
The weighted average grant date fair value of stock options granted during the years ended December 31, 2021 and 2020 was $33.27 and $16.79, respectively. The total intrinsic value of options exercised during the year ended December 31, 2021 and 2020 was approximately $8.8 million and zero, respectively.
The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company estimates expected volatility based on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company uses the “simplified method” for estimating the expected term of employee options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years). The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not issued any dividends and does not expect to issue dividends over the life of the options. As a result, the Company has estimated the dividend yield to be zero. The fair value of the stock options granted during the year ended December 31, 2021 was determined with the following assumptions:

Year ended December 31,
	2021	2020
Expected volatility	73.2% - 76.6%	76.4% - 78.7%
Average expected term (in years)	5.2 - 6.1	1.0 - 6.0
Risk-free interest rate	0.5% - 1.3%	0.1% - 0.5%
Expected dividend yield	—%	—%

Restricted Stock Awards: RSAs are shares of our common stock subject to forfeiture restrictions that lapse based on the awardee's continued employment or service. The shares covered by a RSA cannot be sold, pledged or otherwise disposed of until the awards vest, and any unvested shares will be forfeited following the awardee's termination of service.
The following table provides a summary of the RSA activity. The amounts include incentive units granted to both employees and non-employees:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at Outstanding at December 31, 2020	742,411	$3.03
Vested	(376,117)	$4.39
Forfeited	(4,462)	$3.80
Outstanding at December 31, 2021	361,832	$3.47
The fair value of RSAs issued upon conversion of the unvested profit interest award units was based on a Black-Scholes pricing model. The estimated fair value of the RSAs for any future grants will be based on the closing market value of our common stock on the date of grant. The total grant date fair value of RSA's vested during the years ended December 31, 2021 and 2020 was approximately $1.7 million and $1.1 million, respectively. The fair value of RSA's vested during the years ended December 31, 2021 and 2020, was approximately $21.0 million and $14.3 million, respectively.
Restricted Stock Units: A RSU is a promise by us to issue a share of our common stock upon vesting of the unit.
The following table provides a summary of the restricted stock unit ("RSU") activity under the 2020 Plan. The amounts include incentive units granted to both employees and non-employees:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	674,757	$23.75
Granted	158,750	$39.82
Vested	(533,911)	$23.75
Forfeited	(25,401)	$23.75
Outstanding at December 31, 2021	274,195	$33.06
The estimated fair value of the RSUs was based on the closing market value of our common stock on the date of grant. The total grant date fair value of RSU's vested during the years ended December 31, 2021 and 2020 was approximately $12.7 million and $10.1 million, respectively. The fair value of RSUs vested during the years ended December 31, 2021 and 2020 was approximately $26.4 million and $21.8 million, respectively.
Employee Stock Purchase Plan

In April 2020, the Company’s board of directors adopted, and the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective upon the corporate conversion. The number of common shares initially available for issuance under the 2020 ESPP was the sum of (1) 450,000 shares of common stock; plus (2) an annual increase on the first day of each fiscal year beginning with the fiscal year ending December 31, 2021 and continuing to, and including, the fiscal year ending December 31, 2030, equal to the least of (a) 1% of the shares of common stock outstanding on the final day of the immediately preceding calendar year, (b) 1,500,000 shares and (c) such smaller number of shares as determined by our board of directors. The 2020 ESPP was amended and restated effective March 15, 2021 to provide for a share reserve of 2,000,000 shares and the elimination of the evergreen provision.

The weighted average assumptions used to estimate the fair value of stock purchase rights under the employee stock purchase plan are as follows:

	Year ended December 31,
	2021	2020
ESPP
Volatility	48.2%	—
Expected term (years)	0.5	—
Risk free rate	0.1%	—
Expected dividend yield	—%	—

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
Operating Leases
We entered into a non-cancellable operating lease agreement in January 2016 to lease 11,121 square feet of laboratory and office space in San Diego. In December 2018, we entered into an amendment to the lease to extend the term of the agreement through June 2022. The lease is subject to further extension or earlier termination and subject to approximately 3.0% annual increases throughout the term of the lease. We also pay a pro rata share of operating costs, including utilities, maintenance, insurance costs and real property taxes. As part of the amendment, we received incentives in the form of a base rate abatement period. This lease was terminated in January 2022, effective February 2022.

In April 2019, we entered into a lease for approximately 4,800 square feet of office space in New York, New York. The lease commenced in May 2019 and continues through June 30, 2023. The lease is subject to approximately 3.0% annual increases throughout the term of the lease. We received lease incentives under the agreement, including tenant allowances and a free rent period. We also pay for various operating costs, including utilities and real property taxes. The agreement does not contain a renewal option but does contain an early termination provision. This lease was terminated in April 2021, effective December 2021.
In August 2019, we entered into a sublease for approximately 2,333 square feet of office space adjacent to the existing laboratory and office space in San Diego, California. The lease commenced in October 2019 and continues through February 2022. The lease is subject to approximately 3.0% annual increases throughout the term of the lease. We also pay for various operating costs, including utilities and real property taxes. The agreement does not contain a renewal option or an early termination provision. This lease was terminated in January 2022, effective February 2022.

In September 2020, we entered into a lease for approximately 117,900 square feet of laboratory and office space in San Diego. This lease was partially terminated and amended during September 2021. This amendment reduced the rentable square feet by approximately 43,200. The lease commenced in December 2021 and continues through September 2032. The lease also included access to a temporary space of 13,200 square feet of laboratory and office space in San Diego. This lease component commenced in November 2020 and continued through January 2022. The lease is subject to approximately 3.0% annual increases throughout the lease term. We also pay for various operating costs, including utilities and real property taxes. The agreement includes two options to extend the lease for a period of five years each. When we determined our lease term for our operating lease right-of-use assets and lease liabilities for these leases, we did not include the extension options for this lease.
In March 2021, we entered into a lease for approximately 31,362 square feet of office space in New York, New York. The lease commenced in December 2021 and continues through November 2032. The lease is subject to one increase in per annum rent of approximately 8.1% commencing on the sixth anniversary of the commencement date. We received lease incentives under the agreement , including tenant allowances and free rent periods. We also pay for various operating costs, including utilities and real property taxes. The agreement contains one option to extend the lease for a period of five years. When we determined our lease term for our operating lease right-of-use assets and lease liabilities, we did not include the extension options for the lease.
Rent expense recorded by the Company under the leases was approximately $2.6 million and $1.1 million for the years ended December 31, 2021 and 2020, respectively. We paid approximately $1.3 million and $1.0 million of lease payments, respectively, during the years ended December 31, 2021 and 2020.
The following table presents the weighted average remaining lease term and weighted average discount rates related to our operating leases as of December 31, 2021:

Weighted average remaining lease term (in years)	10.7
Weighted average discount rate	9.0%
Approximate annual future minimum operating lease payments as of December 31, 2021 are as follows (in thousands):

Year	Amount
2022	$3,277
2023	6,352
2024	6,498
2025	6,973
2026	7,291
Thereafter	45,622
Total minimum lease payments:	76,013
Less: imputed interest	30,101
Total operating lease liabilities	45,912
Less: current portion	1,453
Lease liability, net of current portion	$44,459

12. Income Taxes
Zentalis Pharmaceuticals, Inc. is a corporation for tax purposes and is subject to income taxes which have been included in the consolidated financial statements.

The amount of net loss before income taxes and loss on equity method investment for the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
U.S. net loss before income taxes	$(171,053)	$(112,827)	$(46,363)
Foreign net income (loss) before income taxes	4,663	(5,277)	—
Net loss before income taxes and loss on equity method investment	$(166,390)	$(118,104)	$(46,363)
The following table presents the current and deferred income tax provision (benefit) for federal, state and foreign income taxes (in thousands):

	Year ended December 31,
	2021	2020	2019
Current tax provision:
Federal	$—	$—	$—
State	11	16	$15
Foreign	550	410	$—
Total current tax provision	561	426	$15
Deferred tax provision:
Federal	(120)	—	—
State	(736)	—	—
Foreign	(2)	18	—
Total deferred tax provision	(858)	18	—
Total provision for income taxes:	$(297)	$444	$15
The following table is a reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total provision for income taxes (in thousands):

	Year ended December 31,
	2021		2020		2019
Expected tax at 21%	$(34,941)	21.0%	$(24,802)	21.0%	$(9,730)	21.0%
State income tax, net of federal tax	(931)	0.6%	273	(0.3)%	(3,167)	6.8%
Limited liability company loss	—	—%	—	—%	4	—%
Non-deductible expenses	—	—%	—	—%	164	(0.3)%
Research credits	(6,938)	4.2%	(4,025)	3.4%	(1,424)	3.1%
Share-based compensation	(3,307)	2.0%	(1,718)	1.5%	—	—%
Other	939	(0.6)%	146	(0.1)%	(2)	—%
Section 162(m) limitations	3,982	(2.4)%	2,956	(2.5)%	—	—%
Change in valuation allowance	40,899	(24.6)%	27,614	(23.4)%	14,170	(30.6)%
Provision for income taxes	$(297)	0.2%	$444	(0.4)%	$15	0.0%
Deferred income taxes as of each of the following periods reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our net deferred tax asset or liability are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets
Net operating loss	$82,117	$45,730
Compensation	1,553	892
Share-based compensation	4,123	1,691
ASC 842 lease liability	9,740	425
Intangibles	2,004	—
Accrued liabilities	675	632
Research credits	14,466	7,528
Total gross deferred tax assets	114,678	56,898
Valuation allowance	(97,160)	(56,261)
Net deferred tax assets	17,518	637
Deferred tax liabilities
Depreciable assets	(1,699)	(145)
ASC 842 right of use asset	(9,481)	(502)
In-process research and development	—	(2,463)
Equity method investment	(7,954)	—
Other	(6)	(7)
Deferred tax liabilities	(19,140)	(3,117)
Net deferred tax liabilities	$(1,622)	$(2,480)
Realization of a portion of our deferred tax assets is dependent upon our generating sufficient taxable income in future years to obtain benefit from the reversal of temporary differences. Management considered all available evidence under existing tax law and anticipated expiration of tax statutes and determined that a valuation allowance of $97.2 million and $56.3 million was required as of December 31, 2021 and 2020, for those deferred tax assets that are not expected to provide future tax benefits. The increase in valuation allowance was primarily related to the federal and states losses incurred and tax credits generated during the period ended December 31, 2021.
At December 31, 2021, we have federal and state net operating loss ("NOL") carryforwards of approximately $361.1 million and $90.4 million, respectively. The federal NOL carryforwards generated prior to January 1, 2018 begin to expire in 2033. The federal NOL carryforwards generated after 2017 of $340.2 million can be carried forward indefinitely and be available to offset up to 80% of future taxable income each year. The state NOL carryforwards begin to expire in 2033.
At December 31, 2021, we have federal and state research tax credit carryforwards, net of reserves, of approximately $10.5 million and $3.9 million, respectively. The federal credit carryforwards begin to expire in 2033, and the state credit carryforwards do not expire and can be carried forward indefinitely until utilized.
We have not completed a study to determine whether an ownership change per the provisions of Section 382 of the Code, as well as similar state provisions, has occurred. Utilization of our net operating loss and income tax credit carryforwards may be subject to a substantial annual limitation due to ownership changes that may have occurred or that could occur in the future. These ownership changes may limit the amount of the net operating loss and income tax credit carryover that can be utilized annually to offset future taxable income. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.
Uncertain Tax Positions
In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The following table summarized the activity related to our unrecognized tax benefits (in thousands):

	December 31,
	2021	2020	2019
Gross unrecognized tax benefits at the beginning of the year	$1,932	$1,124	$741
Increase related to current year tax positions	969	661	383
Increase related to prior year tax positions	—	197	—
Decrease related to prior year tax positions	(66)	(50)	—
Gross unrecognized tax benefits at end of the year	$2,835	$1,932	$1,124
Included in the balance of unrecognized tax benefits at December 31, 2021 is $2.6 million that, if recognized, would not impact our income tax benefit or effective tax rate as long as our deferred tax asset remains subject to a valuation allowance. We do not expect any significant increases or decreases to our unrecognized tax benefits within the next 12 months.
We recognize interest and penalties related to unrecognized tax positions within the income tax expense line in the accompanying consolidated statements of operations. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2021 , 2020 and 2019 .
The Company files federal and state income tax returns in the United States and Australia. Due to the Company's unutilized NOLs and credits, all years remain subject to income tax examination by authorities. The Company is not currently under examination by federal, state or foreign jurisdictions.
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in the U.S. in March 2020. The CARES Act adjusted a number of provisions of the tax code, including the eligibility of certain deductions and the treatment of net operating losses and tax credits. The enactment of the CARES Act did not result in any material adjustments to the Company's income tax provision for the year ended December 31, 2021, or to its deferred tax assets as of December 31, 2021.
California Assembly Bill 85 (AB 85), which intends to close a gap in the budget created by the COVID-19 pandemic, was signed into law by Governor Gavin Newsom on June 29, 2020. It was passed by both houses of the California state legislature on June 15, 2020. AB 85 disallows utilization of California NOL carryforwards for any taxable year beginning on or after January 1, 2020, and before January 1, 2023 for any Corporation with a net business or modified adjusted gross income of more than $1.0 million for the taxable year. The bill also limits business credit utilization to offset a maximum of $5.0 million of California tax, including the California Research Credit. California Senate Bill 113 (SB 113) was signed into law by Governor Newsom on February 9, 2022, which restores the research and development credits net operating loss deductions for tax years beginning after December 31, 2021. We do not expect any material impacts related to this tax law change.

13. Net Loss Per Common Share/Class A Common Unit
Basic and diluted net loss per common share/Class A common unit were calculated as follows (in thousands except per share amounts):

	Year ended December 31,
	2021	2020	2019
Numerator:
Net loss attributable to Zentalis	$(158,725)	$(117,841)	$(45,663)
Denominator:
Weighted average number of common shares/Class A common units outstanding, basic and diluted	42,688	28,113	5,597
Net loss per common share	$(3.72)	$(4.19)	$—
Net loss per Class A common unit			$(8.16)
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

	Year ended December 31,
	2021	2020	2019
Preferred units, as if converted to Class A common units	—	—	9,950
Incentive units - Class B common units	—	—	2,671
Outstanding stock options	4,243	3,121	—
Unvested RSAs	361	742	—
Unvested RSUs	274	675	—
	4,878	4,538	12,621

14. Employee Savings Plan
We have an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate provided that they meet the requirements of the plan. The Company began making matching contributions under the plan during 2021. The Company has recorded as expense $991.5 thousand in matching contributions for the year ended December 31, 2021.

15. Related Party Disclosures
Kalyra Pharmaceuticals, Inc.
On December 21, 2017, we acquired 17,307,692 shares of Series B preferred stock of Kalyra Pharmaceuticals, Inc. for a per share price of twenty-six cents ($0.26) or approximately $4.5 million. The management team and stockholders of Kalyra are also stockholders of the Company.
Prior to the investment, we entered into a license agreement and a master services agreement with Kalyra. The license agreement was signed and commenced on December 31, 2014 for the exclusive rights to develop and commercialize products derived from Kalyra’s technology in the initial area of oncology. The license agreement and all rights were subsequently sold from Kalyra to Recurium IP Holdings, LLC (“Recurium IP”), an entity with common ownership to Kalyra prior to the Zentalis investment. Under the agreement, we have agreed to make payments to Recurium IP based on specific milestones. In addition, the Company shall pay mid- to high-single digit percentage royalties on net product sales to Recurium IP and sublicense fees on any consideration paid to us by a sublicensor. All payments are based on Recurium Equity, LLC’s, an affiliated company of Recurium IP, equity ownership stake in us as of December 2020. The license agreement will terminate upon the later of the last expiration of the patent rights or 15 years from the date of commencement. For the years ended December 31, 2021 and 2020, we paid $10.0 million and zero, respectively, in milestone payments to Recurium IP.
The Master Services Agreement (“MSA”) was entered into in January 2015 and states that Kalyra may provide research and development services to us and that we shall reimburse such expenses on a time and materials basis based on the initial statements of work. For the years ended December 31, 2021 and 2020, we incurred an immaterial amount of expense with Kalyra that was eliminated in consolidation for research and development services provided. As of December 31, 2021 and 2020, there was no balance due to Kalyra.
We entered into an Intercompany Services Agreement (“ISA”) with Kalyra in January 2018 which states that we may provide research and development services to Kalyra and that Kalyra shall reimburse such expenses on a time and materials basis. For the years ended December 31, 2021 and 2020, we provided an immaterial amount of research and development services to Kalyra that was eliminated in consolidation. As of December 31, 2021 and 2020, an immaterial amount was due from Kalyra and eliminated in consolidation.

On June 1, 2020, we entered into an equipment purchase and sale agreement with Kalyra to purchase $0.4 million of equipment and related intangible assets to be used in our operations. As of December 31, 2021 and 2020, there was no balance due to Kalyra for this transaction.
Tempus
Kimberly Blackwell, M.D., is a member of the Company's board of directors and is also the Chief Medical Officer of Tempus Labs, Inc. ("Tempus"). The Company entered into a Master Services Agreement with Tempus in December 2020 to provide data licensing and research services. $1.0 million and zero fees were incurred for services performed by Tempus for the years ended December 31, 2021 and 2020, respectively.
Zentera

Anthony Y. Sun, M.D., our President and Chief Executive Officer, serves as Chief Executive Officer and a member of the board of directors of Zentera, and Kevin D. Bunker, Ph.D., our Chief Operating Officer, serves as a member of the board of directors of Zentera. Accordingly, the Company identifies Zentera as a related party.

In May 2020, we entered into the Zentera Sublicenses, pursuant to which we collaborate with Zentera on the development and commercialization of ZN-c3, ZN-c5 and ZN-d5, respectively, in the Zentera Collaboration Territory. Under the terms of the Zentera Sublicenses, Zentera is responsible for the costs of developing the Collaboration Products in the Zentera Collaboration Territory, and we are responsible for the costs of developing the Collaboration Products outside the Zentera Collaboration Territory, provided that Zentera will reimburse us for a portion of its costs for global data management, pharmacovigilance, safety database management, and chemistry, manufacturing and controls activities with respect to each Collaboration Product. Prior to the deconsolidation of Zentera during July 2021, these costs were eliminated in consolidation. For the period subsequent to deconsolidation through December 31, 2021, the amounts incurred under this arrangement totaled $5.3 million and are presented as contra-research and development expense in the consolidated statement of operations.

16. Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data is as follows:

	Three months ended
	3/31/2021	6/30/2021	9/30/2021	12/31/2021
Operating Expenses
Research and development	$38,394	$44,770	$53,998	$38,439
General and administrative	$11,953	$10,362	$8,872	$9,754
Total operating expenses	50,347	55,132	62,870	48,193
Operating loss	(50,347)	(55,132)	(62,870)	(48,193)
Other Income (Expense)
Investment and other income (expense), net	$99	$115	$99	$88
Gain on deconsolidation of Zentera	$—	$—	$51,582	$—
Net loss before income taxes	(50,248)	(55,017)	(11,189)	(48,105)
Income tax expense	$196	$45	$(697)	$159
Loss on equity method investment	$—	$—	$—	$1,831
Net loss	(50,444)	(55,062)	(10,492)	(50,095)
Net loss attributable to noncontrolling interests	(543)	(488)	(6,301)	(36)
Net loss attributable to Zentalis	$(49,901)	$(54,574)	$(4,191)	$(50,059)
Net loss per common share outstanding, basic and diluted	$(1.24)	$(1.34)	$(0.09)	$(1.11)
Common shares used in computing net loss per share, basic and diluted	40,359	40,738	44,609	44,976

	Three months ended
	3/31/2020	6/30/2020	9/30/2020	12/31/2020
Operating Expenses
Research and development	$13,258	$17,452	$24,670	$29,521
General and administrative	$3,141	$9,924	$10,097	$10,724
Total operating expenses	16,399	27,376	34,767	40,245
Operating loss	(16,399)	(27,376)	(34,767)	(40,245)
Other Income (Expense)
Investment and other income (expense), net	$164	$84	$120	$315
Net loss before income taxes	(16,235)	(27,292)	(34,647)	(39,930)
Income tax expense	$—	$—	$18	$426
Net loss	(16,235)	(27,292)	(34,665)	(40,356)
Net loss attributable to noncontrolling interests	(109)	(435)	(110)	(53)
Net loss attributable to Zentalis	$(16,126)	$(26,857)	$(34,555)	$(40,303)
Net loss per common share outstanding, basic and diluted		$(0.78)	$(0.91)	$(1.01)
Net loss per Class A common unit outstanding, basic and diluted	$(2.88)
Common shares/units used in computing net loss per share/Class A common unit, basic and diluted	5,601	34,353	37,959	39,936