Form 10-Q
period 2022-03-31
Zentalis Pharmaceuticals, Inc.
filed 2022-05-05
CIK 1725160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 2, 2022, the registrant had 46,629,804 shares of common stock, $0.001 par value per share, outstanding.

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
•We are substantially dependent on the success of our lead product candidates, ZN-c3 and ZN-d5, which are currently in clinical trials. If we are unable to complete development of, obtain approval for and commercialize ZN-c3 and/or ZN-d5 in a timely manner, our business will be harmed.
•The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA, EMA or other comparable foreign regulatory authorities.
•We may face additional risks associated with the development of ZN-c3, ZN-d5, ZN-c5, ZN-e4 and potentially other product candidates in combination with other therapies.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts and par value)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$30,572	$59,714
Marketable securities, available-for-sale	258,797	280,173
Prepaid expenses and other current assets	11,670	10,640
Restricted cash	243	243
Total current assets	301,282	350,770
Property and equipment, net	8,480	8,148
Operating lease right-of-use assets	43,644	44,691
Prepaid expenses and other assets	10,164	7,040
Goodwill	3,736	3,736
Investment in Zentera Therapeutics	35,744	37,495
Restricted cash	2,627	2,627
Total assets	$405,677	$454,507
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,163	$11,590
Accrued expenses	30,322	32,354
Total current liabilities	43,485	43,944
Deferred tax liability	1,548	1,622
Other long-term liabilities	44,978	44,459
Total liabilities	90,011	90,025
Commitments and contingencies
EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 45,583,900 and 45,490,764 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	46	45
Additional paid-in capital	734,997	723,593
Accumulated other comprehensive loss	(1,109)	(125)
Accumulated deficit	(418,636)	(359,559)
Total stockholders’ equity	315,298	363,954
Noncontrolling interests	368	528
Total equity	315,666	364,482
Total liabilities and stockholders’ equity	$405,677	$454,507

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Operating Expenses
Research and development	$46,112	$38,394
General and administrative	11,767	11,953
Total operating expenses	57,879	50,347
Operating loss	(57,879)	(50,347)
Other Income (Expense)
Investment and other income, net	426	99
Net loss before income taxes	(57,453)	(50,248)
Income tax expense	33	196
Loss on equity method investment	1,751	—
Net loss	(59,237)	(50,444)
Net loss attributable to noncontrolling interests	(160)	(543)
Net loss attributable to Zentalis	$(59,077)	$(49,901)
Net loss per common share outstanding, basic and diluted	$(1.31)	$(1.24)
Common shares used in computing net loss per share, basic and diluted	45,244	40,359

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(59,237)	$(50,444)
Other comprehensive income:
Unrealized gain (loss) on marketable securities	(984)	14
Total comprehensive loss	(60,221)	(50,430)
Comprehensive loss attributable to noncontrolling interests	(160)	(543)
Comprehensive loss attributable to Zentalis	$(60,061)	$(49,887)

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating Activities:
Consolidated net loss	$(59,237)	$(50,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	344	79
Share-based compensation	10,147	9,691
Loss on disposal of equipment	—	15
Amortization of premiums on marketable securities, net	146	289
Loss on equity method investment	1,751	—
Changes in operating assets and liabilities:
Accounts receivable	—	169
Prepaid expenses and other assets	(4,154)	(1,357)
Accounts payable and accrued liabilities	(574)	3,307
Operating lease right-of-use assets and liabilities, net	1,381	782
Net cash used in operating activities	(50,196)	(37,469)
Investing activities:
Purchases of marketable securities	(79,254)	(54,434)
Proceeds from maturities of marketable securities	99,500	68,328
Purchases of property and equipment	(450)	(436)
Net cash used in investing activities	19,796	13,458
Financing Activities:
Proceeds from issuance of common stock under equity incentive plans	1,258	—
Net cash provided by financing activities	1,258	—
Net increase/(decrease) in cash, cash equivalents and restricted cash	(29,142)	(24,011)
Cash, cash equivalents and restricted cash at beginning of period	62,584	56,271
Cash, cash equivalents and restricted cash at end of period	$33,442	$32,260
Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$226	$67

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows for the periods presented:

	March 31,
	2022	2021
Cash and cash equivalents	$30,572	$28,996
Restricted cash	2,870	3,264
Total cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statement of Cash Flows	$33,442	$32,260
See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)

	Three Months Ended March 31, 2022

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2021	45,491	$45	$723,593	$(125)	$(359,559)	$528	$364,482
Share-based compensation expense	—	—	10,147	—	—	—	10,147
Other comprehensive income	—	—	—	(984)	—	—	(984)
Issuance of common stock in connection with restricted stock unit vesting	45	1	—	—	—	—	1
Issuance of common stock upon exercise of options, net	33	—	645	—	—	—	645
Shares issued under employee stock purchase plan	16		612				612
Cancellation of restricted stock awards	(1)	—	—	—	—	—	—
Net loss attributable to non-controlling interest	—	—	—	—	—	(160)	(160)
Net loss attributable to Zentalis	—	—	—	—	(59,077)	—	(59,077)
Balance at March 31, 2022	45,584	$46	$734,997	$(1,109)	$(418,636)	$368	$315,666

	Three Months Ended March 31, 2021

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2020	41,040	$41	$509,339	$36	$(200,834)	$24,795	$333,377
Share-based compensation expense	—	—	9,691	—	—	—	9,691
Other comprehensive income	—	—	—	14	—	—	14
Net loss attributable to non-controlling interest	—	—	—	—	—	(543)	(543)
Net loss attributable to Zentalis	—	—	—	—	(49,901)	—	(49,901)
March 31, 2021	41,040	$41	$519,030	$50	$(250,735)	$24,252	$292,638

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
Liquidity
Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The Company determined that there are no conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that the interim unaudited condensed consolidated financial statements for the quarter ended March 31, 2022 are issued.
2. Interim Unaudited Financial Statements
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. The year-end condensed consolidated balance sheet data was derived from the Company’s audited financial statements but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operation for the periods presented, with such adjustments consisting only of normal recurring adjustments. Certain reclassifications have been made to the prior period condensed consolidated balance sheet to conform to the current period presentation.
The condensed consolidated financial statements include our wholly-owned subsidiaries and variable interest entity (“VIE”), for which we are the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.
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
We will continuously assess whether we are the primary beneficiary of a VIE, as changes to existing relationships or future transactions may result in the consolidation or deconsolidation of such VIE. During the periods presented, we have not provided any other financial or other support to our VIEs that we were not contractually required to provide.
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
Significant Accounting Policies
During the three months ended March 31, 2022, there have been no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
3. Significant Transactions
Zentera Therapeutics
In May 2020, we became a majority common shareholder of Zentera Therapeutics, Ltd., a Shanghai-based clinical-stage biopharmaceutical company focused on developing cancer therapeutics (“Zentera”), concurrent with its Series A convertible preferred stock offering. The financial position and results of operations of Zentera were included in our consolidated financial statements from the date of the initial investment as a result of our control of the entity and our determination that we were the primary beneficiary of Zentera. In July 2021, Zentera completed a Series B convertible preferred stock offering which diluted our investment to a position of less than majority owned. Upon review of the facts and circumstances, together with the authoritative accounting literature, we determined that while Zentera is a VIE, consolidation of Zentera is no longer appropriate. After the July 2021 Series B convertible preferred offering in which we did not participate, our review concluded that we ceased to be the primary beneficiary of Zentera as our equity ownership was reduced and changes were made to the corporate governance of Zentera. As a result, we no longer individually have the ability to direct the activities that most significantly impact Zentera's economic performance.
Beginning in July 2021, the financial position and results of operations of Zentera are no longer included in our consolidated financial statements. During the period of deconsolidation we measured the fair value of our retained investment in Zentera using the backsolve method with consideration for a lack of marketability. An equity method investment of $35.7 million is recorded on our balance sheet at March 31, 2022. This amount represents our maximum exposure to loss as a result of our involvement with Zentera. A deferred tax liability of $7.5 million representing the tax impact of the unrealized gain on deconsolidation is recorded on our balance sheet at March 31, 2022. A gain of $51.6 million, measured as the difference between the fair value of our retained noncontrolling interest together with the carrying amount of the Zentera noncontrolling interest, and the carrying amount of Zentera’s assets and liabilities was recognized during the year ended December 31, 2021. The difference between the carrying amount of our investment in Zentera and our portion of the Zentera net assets was $7.3 million as of

March 31, 2022. This difference is accounted for in our equity method investment analogous to in-process research and development.
In May 2020, each of our subsidiaries Zeno Alpha, Inc., K-Group Alpha, Inc., Zeno Management Inc., and K-Group Beta, Inc. entered into a collaboration and royalty-bearing license agreement with Zentera, which we refer to as the “Zentera Sublicenses,” pursuant to which we collaborate with Zentera on the development and commercialization of ZN-c3, ZN-d5 and ZN-c5, respectively, in the People’s Republic of China, Macau, Hong Kong and Taiwan, which is referred to as the “Zentera Collaboration Territory.” Under each Zentera Sublicense, Zentera will lead development, and upon regulatory approval, the commercialization, of the collaboration products in the Zentera Collaboration Territory.
Under the terms of the Zentera Sublicenses, Zentera is responsible for the costs of developing the Collaboration Products in the Zentera Collaboration Territory, and we are responsible for the costs of developing the Collaboration Products outside the Zentera Collaboration Territory, provided that Zentera will reimburse us for a portion of the costs for global data management, pharmacovigilance, safety database management, and chemistry, manufacturing and controls activities with respect to each Collaboration Product. Prior to the deconsolidation of Zentera in July 2021, these costs were eliminated in consolidation. For the three months ended March 31, 2022, the amounts incurred under this arrangement totaled $2.1 million and are presented as contra-research and development expense in the consolidated statement of operations. A corresponding receivable is recorded within prepaid expenses and other current assets on the consolidated balance sheet. We have not provided financial or other support to Zentera during the periods ended March 31, 2022 and 2021 that was not previously contractually required.

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
Pursuant with authoritative guidance, we have recorded the identifiable assets, liabilities and noncontrolling interests in the VIE at their fair value upon initial consolidation. The identified goodwill is comprised of the workforce and expected synergies from combining the entities. Total assets and liabilities of Kalyra as of March 31, 2022 and December 31, 2021 are immaterial. The liabilities recognized as a result of consolidating Kalyra do not represent additional claims on our general assets. Pursuant to the authoritative guidance, the equity interest in Kalyra not owned by Zentalis is reported as a noncontrolling interest on our condensed consolidated balance sheets.
The following is a reconciliation of equity (net assets) attributable to the noncontrolling interest (in thousands):

	March 31,	December 31,
	2022	2021
Noncontrolling interest at beginning of period	$528	$24,795
Net loss attributable to noncontrolling interest	(160)	(7,368)
Deconsolidation of Zentera	—	(16,899)
Noncontrolling interest at end of period	$368	$528
5. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$165,328	$—	$(541)	$164,787
Corporate Debt Securities	15,118	—	(62)	15,056
US Government Agencies	5,000	—	(13)	4,987
US Treasury	74,459	—	(492)	73,967
	$259,905	$—	$(1,108)	$258,797

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$199,321	$11	$(55)	$199,277
Corporate Debt Securities	10,085	—	(7)	10,078
US Government Agencies	20,032	1	—	20,033
US Treasury	50,860	—	(75)	50,785
	$280,298	$12	$(137)	$280,173

As of March 31, 2022, forty-three of our available-for-sale debt securities with a fair market value of $258.8 million were in a gross unrealized loss position of $1.1 million. When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of March 31,

2022, because we do not intend to sell these securities, and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	March 31, 2022	December 31, 2021
	Estimated Fair Value
Due within one year	$245,854	$258,948
After one but within five years	12,943	21,225
	$258,797	$280,173

The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	March 31, 2022			December 31, 2021
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$24,668	$—	$24,668	$43,653	$—	$43,653
Total cash equivalents:	24,668	—	24,668	43,653	—	43,653

Available-for-sale marketable securities:
Commercial paper	—	164,787	164,787	—	199,277	199,277
Corporate Debt Securities	—	15,056	15,056	—	10,078	10,078
US Government Agencies	—	4,987	4,987	—	20,033	20,033
US Treasury securities	73,967	—	73,967	50,785	—	50,785
Total available-for-sale marketable securities:	73,967	184,830	258,797	50,785	229,388	280,173

Total assets measured at fair value	$98,635	$184,830	$283,465	$94,438	$229,388	$323,826

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2022. We had no instruments that were classified within Level 3 as of March 31, 2022 or December 31, 2021.
6. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid insurance	$540	$990
Prepaid software licenses and maintenance	350	403
Foreign R&D credit refund	1,596	1,808
Prepaid research and development expenses	15,926	11,204
Interest receivable	266	258
Zentera receivable	2,348	2,373
Other prepaid expenses	808	644
Total prepaid expenses and other assets	21,834	17,680
Less long-term portion	10,164	7,040
Total prepaid expenses and other assets, current	$11,670	$10,640
7. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Lab equipment	$2,382	$2,057
Leasehold improvements	4,673	4,515
Office equipment and furniture	2,156	2,123
Computer equipment	223	211
Construction in progress	157	34
Subtotal	9,591	8,940
Accumulated depreciation and amortization	(1,111)	(792)
Property and equipment, net	$8,480	$8,148
Depreciation and amortization expense for the three months ended March 31, 2022 and 2021 was approximately $344 thousand and $79 thousand, respectively.

8. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued research and development expenses	$21,363	$18,531
Accrued employee expenses	5,873	9,250
Accrued legal expenses	643	669
Accrued general and administrative expenses	477	1,480
Lease liability	1,269	1,453
Taxes payable	697	971
Total accrued expenses	$30,322	$32,354
9. Members’ Equity
Share-based Compensation

In April 2020, the Company’s board of directors adopted, and the Company’s stockholders approved the 2020 Incentive Award Plan (“the 2020 Plan”), which allows for grants to selected employees, consultants and non-employee members of the Board of Directors. We currently grant stock options and restricted stock units under the 2020 Plan. The number of common shares available for issuance under the 2020 Plan is the sum of (1) 5,600,000 shares of common stock; plus (2) any shares forfeited from the unvested restricted shares of our common stock issued upon conversion of unvested Class B common units (up to 1,250,000 shares); plus (3) an annual increase on the first day of each fiscal year beginning with the fiscal year ending December 31, 2021 and continuing to, and including, the fiscal year ending December 31, 2030, equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by our board of directors.

At March 31, 2022, 5,804,817 shares were subject to outstanding awards and 2,881,138 shares were available for future grants of share-based awards.
Total share-based compensation expense related to share based awards was comprised of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development expense	$5,042	$3,126
General and administrative expense	5,105	6,565
Total share-based compensation expense	$10,147	$9,691
Total share-based compensation expense for the three months ended March 31, 2022 and 2021 includes $0 and $69 thousand of share-based compensation expense for employees, consultants and directors of Zentera, respectively.

Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock Options	$7,778	$3,851
Employee Stock Purchase Plan	102	—
RSAs and RSUs	2,267	5,840
	$10,147	$9,691

Stock Options and Restricted Stock Units
The exercise price of stock options granted is equal to the closing price of the common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company estimates expected volatility based on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company uses the “simplified method” for estimating the expected term of employee options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years). The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not issued any dividends and does not expect to issue dividends over the life of the options. As a result, the Company has estimated the dividend yield to be zero. The fair value of the stock options granted during the three months ended March 31, 2022 and March 31, 2021 was determined with the following assumptions:

	March 31, 2022	March 31, 2021
Expected volatility	73.6% - 74.3%	76.0% - 76.6%
Average expected term (in years)	6.0 - 6.1	5.3 - 6.1
Risk-free interest rate	1.5% - 2.3%	0.5% - 0.9%
Expected dividend yield	—%	—%
Employee Stock Purchase Plan
The weighted average assumptions used to estimate the fair value of stock purchase rights under the employee stock purchase plan (“ESPP”) are as follows:

Ended March 31,
2022
ESPP
Volatility	48.2%
Expected term (years)	0.5
Risk free rate	0.1%
Expected dividend yield	—

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
Total unrecognized estimated compensation cost by type of award and the weighted average requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	March 31, 2022
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$105,024	3.18
RSAs	$1,038	1.43
RSUs	$14,828	3.41
ESPP	$—	0

During the three months ended March 31, 2022, we issued 33.2 thousand shares of common stock in connection with the exercises of stock options. For the three months ended March 31, 2022, 0.1 million shares of common stock issued in conjunction with certain restricted stock awards vested. Outstanding stock options, unvested restricted stock awards, and unvested restricted stock units totaling approximately 5.4 million shares, 0.3 million shares and 0.4 million shares of our common stock, respectively, were outstanding as of March 31, 2022.
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

Leases
Our commitments include payments related to operating leases. Approximate annual future minimum operating lease payments as of March 31, 2022 are as follows (in thousands):

Year	Operating Leases
2022 (remaining)	$2,088
2023	6,340
2024	6,486
2025	6,799
2026	7,278
Thereafter	46,229
Total minimum lease payments:	75,220
Less: imputed interest	(28,973)
Total operating lease liabilities	46,247
Less: current portion	(1,269)
Lease liability, net of current portion	$44,978
The weighted-average remaining lease term of our operating leases is approximately 10.5 years.
11. Net Loss Per Common Share/Class A Common Unit
Basic and diluted net loss per common share/Class A common unit were calculated as follows (in thousands except per share and per unit amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to Zentalis	$(59,077)	$(49,901)
Denominator:
Weighted average number of common shares outstanding, basic and diluted	45,244	40,359
Net loss per common share	$(1.31)	$(1.24)
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

	March 31,
	2022	2021
Outstanding stock options	5,372	3,757
Unvested RSAs	287	624
Unvested RSUs	433	797
	6,092	5,178
12. Related Party Disclosures
Tempus
Kimberly Blackwell, M.D., is a member of the Company's board of directors and is also the Chief Medical Officer of Tempus Labs, Inc. ("Tempus"). The Company entered into a Master Services Agreement with Tempus in December 2020 to provide data licensing and research services. There were an immaterial and $1.0 million fees incurred for services performed by Tempus for the three months ended March 31, 2022 and 2021, respectively.

Zentera

Anthony Y. Sun, M.D., our President and Chief Executive Officer, serves as Chief Executive Officer and a member of the board of directors of Zentera, and Kevin D. Bunker, Ph.D., our Chief Operating Officer, serves as a member of the board of directors of Zentera. Accordingly, the Company identifies Zentera as a related party.
In May 2020, we entered into the Zentera Sublicenses, pursuant to which we collaborate with Zentera on the development and commercialization of ZN-c3, ZN-d5 and ZN-c5, respectively, in the Zentera Collaboration Territory. Under the terms of the Zentera Sublicenses, Zentera is responsible for the costs of developing the Collaboration Products in the Zentera Collaboration Territory, and we are responsible for the costs of developing the Collaboration Products outside the Zentera Collaboration Territory, provided that Zentera will reimburse us for a portion of its costs for global data management, pharmacovigilance, safety database management, and chemistry, manufacturing and controls activities with respect to each Collaboration Product. Prior to the deconsolidation of Zentera during July 2021, these costs were eliminated in consolidation. For the three months ended March 31, 2022, the amounts incurred under this arrangement totaled $2.1 million and are presented as contra-research and development expense in the consolidated statement of operations.
During the three months ended March 31, 2022 we divested an early stage asset to Zentera for $0.2 million.
13. Subsequent Events
Direct Offering of Common Stock
On April 29, 2022, pursuant to its registration statement on Form S-3 (Registration No. 333-255737), filed with the SEC on May 4, 2021, the Company completed a direct offering of common stock to Pfizer. The Company issued and sold 953,834 shares of its common stock at an offering price of $26.21 per share. The total gross proceeds for the offering were approximately $25.0 million, before deducting offering expenses of $0.3 million payable by the Company. The parties have entered into an agreement to collaborate to advance the clinical development of ZN-c3, a selective WEE1 inhibitor designed to induce synthetic lethality in cancer cells. Zentalis will maintain full economic ownership and control of ZN-c3 and the rest of its pipeline.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition and operating results should be read together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. As a result of many important factors, such as those set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.
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

We are developing a broad pipeline of product candidates with an initial focus on validated oncology targets with the potential to address large patient populations. We currently have two lead product candidates: ZN-c3, an inhibitor of WEE1, a protein tyrosine kinase, and ZN-d5, a selective inhibitor of B-cell lymphoma 2, or BCL-2. Our other clinical product candidates include ZN-c5, an oral selective estrogen receptor degrader, or SERD, and ZN-e4, an irreversible inhibitor of mutant epidermal growth factor receptor, or EGFR.

ZN-c3 is currently being evaluated in multiple Phase 1/2 clinical trials for the treatment of advanced solid tumors including uterine serous carcinoma, or USC, as a monotherapy and in combination with chemotherapies in patients with advanced ovarian cancer and osteosarcoma, and in combination with a poly (ADP-ribose) polymerase (PARP) inhibitor in ovarian cancer. ZN-d5 is currently in a Phase 1 clinical trial for the treatment of non-Hodgkin's lymphoma, or NHL, and acute myelogenous leukemia, or AML. ZN-c5 is currently in Phase 1/2 clinical trials for the treatment of estrogen receptor-positive, human epidermal growth factor receptor 2-negative, or ER+/HER2-, advanced or metastatic breast cancer, and ZN-e4 is currently in a Phase 1/2 clinical trial for the treatment of advanced non-small cell lung cancer, or NSCLC.

We plan to initiate combination trials of product candidates across our pipeline in 2022, including a Phase 1/2 combination trial of ZN-d5 and ZN-c3 in acute myeloid leukemia, or AML, and a Phase 1b combination trial of ZN-c5 and ZN-c3 for the treatment of CDK4/6i resistant breast cancer.

We currently own worldwide development and commercialization rights to each of our product candidates, other than in select Asian countries (including China) for each of ZN-c3, ZN-d5 and ZN-c5, for which we have out-licensed these rights to our joint venture, Zentera Therapeutics (Cayman), Ltd., or Zentera, and for ZN-e4, for which we have out-licensed these rights to SciClone Pharmaceuticals International (Cayman) Development Ltd., or SciClone. As of March 31, 2022, we hold a 40.3% equity interest in Zentera.

ZN-c3 (WEE1 Inhibitor)
ZN-c3 is currently being evaluated in multiple ongoing clinical trials, including a Phase 2 monotherapy clinical trial for the treatment of women with recurrent or persistent uterine serous carcinoma, or USC. The study was initiated following an end-of-Phase 1 meeting with the U.S. Food and Drug Administration, or FDA, which concurred in principle with the proposal that ZN-c3 has the potential for an accelerated approval pathway based on the proposed global study design. The FDA granted Fast Track designation in November 2021 to ZN-c3 for the treatment of patients with advanced metastatic uterine serous carcinoma who have received at least one prior platinum-based chemotherapy regimen.

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

ZN-d5 (BCL-2 Inhibitor)
The ongoing Phase 1 monotherapy dose escalation trial for ZN-d5 is enrolling patients with relapsed/refractory Non-Hodgkin’s Lymphoma and additionally began enrolling patients with AML in the third quarter of 2021. We reported initial results from this Phase 1 trial in the fourth quarter of 2021. We initiated a Phase 1/2 monotherapy trial of ZN-d5 c3 in Amyloidosis in the first quarter of 2022. We also announced plans to initiate a Phase 1/2 combination trial of ZN-d5 and ZN-c3 in AML in 2022.

ZN-c5 (Oral SERD)
We reported initial results from the ongoing Phase 1/2 trial evaluating ZN-c5 in combination with Pfizer Inc.’s, or Pfizer, CDK4/6 palbociclib, and the Phase 1b clinical trial evaluating ZN-c5 in combination with Lilly’s CDK4/6 abemaciclib, in the second quarter of 2022. In the fourth quarter of 2021, we announced our plans to initiate a Phase 1b combination of ZN-c5 and ZN-c3 in CDK4/6i resistant breast cancer in 2022.

ZN-e4 (EGFR Inhibitor)
The ongoing Phase 1/2 dose escalation trial for ZN-e4 in patients with advanced non-small cell lung cancer, or NSCLC, is enrolling both osimertinib-naïve and experienced patients. We plan to report results from the Phase 1/2 trial in 2022.

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

Zentera Therapeutics
Our China joint venture, Zentera, is also advancing corresponding clinical trials in China for ZN-c3, ZN-d5 and ZN-c5. See “Zentera Therapeutics” below and Notes 3 and 12 to our interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

On April 26, 2022, we entered into a securities purchase agreement with Pfizer pursuant to which Pfizer purchased 953,834 shares of our common stock, at a price of $26.21 per share. The shares were offered and sold in a registered direct offering conducted without an underwriter or placement agent and pursuant to an effective shelf registration statement of Form S-3 (Registration No. 333-255769), and a related prospectus supplement. The Pfizer offering closed on April 29, 2022, raising aggregate gross proceeds of approximately $25.0 million, before fees and expenses of $0.3 million.

Since inception, we have incurred significant operating losses. Our net losses were $166.1 million for the year ended December 31, 2021, and $59.2 million and $50.4 million for the three months ended March 31, 2022 and March 31, 2021, respectively. We had an accumulated deficit of $418.6 million as of March 31, 2022. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We had cash, cash equivalents and marketable securities of $289.4 million as of March 31, 2022. We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2022, together with the net proceeds from the April 2022 Pfizer equity investment, prioritization of the clinical development of ZN-c3 and ZN-d5, and budget reallocation, will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
Impact of COVID-19 Pandemic
We continue to monitor how the COVID-19 pandemic is affecting our employees, business, preclinical studies and clinical trials. In response to the spread of COVID-19, we limited access to our executive offices, with the majority of our administrative employees continuing their work outside of our offices, and we limited the number of staff in any given research and development laboratory by operating on rotational schedules. As of March 31, 2022 our employees have begun working based on a hybrid work model, in which they work both from our executive office and remotely on different days of the week. Disruptions caused by the COVID-19 pandemic have resulted in difficulties including delays in initiating new trial sites and certain supply chain activities, suspension of enrollment at some of our existing trial sites, and the incurrence of additional costs as a result of preclinical study and clinical trial delays and adjustments and supply chain delays. Limited operations at our laboratory facilities have also resulted in delays in our research-stage programs. As a result, we expect that the COVID-19 pandemic will continue to impact our business, results of operations, clinical development timelines and financial condition. At this time, there is significant uncertainty relating to the trajectory of the COVID-19 pandemic and impact of related responses. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the impact of variants, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the continued impact on financial markets and the global economy, the adoption and effectiveness of vaccines and vaccine distribution efforts, and the effectiveness of the global response to contain and treat the disease. See “Risk Factors— The COVID-19 pandemic has adversely impacted and we expect will continue to adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1A. of this Quarterly Report on Form 10-Q.

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

Under the terms of the Recurium Agreement, we are obligated to make development and regulatory milestone payments, pay royalties for net sales and make sublicensing payments with respect to certain licensed products directed to one of ten specific biological targets, including ZN-c3, ZN-d5, ZN-c5 and ZN-e4. We are obligated to make development and regulatory milestone payments for such licensed products of up to $44.5 million. In addition, we are obligated to make milestone payments up to $150,000 for certain licensed products used in animals. We are also obligated to pay royalties on sales of such licensed products at a mid- to high-single digit percentage. In addition, if we choose to sublicense or assign to any third parties our rights under the Recurium Agreement with respect to such licensed products, we must pay to Recurium IP 20% of sublicensing income received in connection with such transaction.
Mayo Foundation for Medical Education and Research
In February 2016, and as amended in April 2017 and December 2017, we entered into an option agreement, or the Mayo Agreement, with Mayo Foundation for Medical Education and Research under which we were granted an exclusive option to obtain a nonexclusive worldwide license to know-how and an exclusive worldwide license to related patent rights created by Mayo under the Mayo Agreement. The Mayo Agreement provided that it will expire on the date of the last to expire of the Mayo patent rights or, if no Mayo patent rights arise, on February 11, 2021. No Mayo patent rights were created under the Mayo Agreement; therefore the agreement expired on February 11, 2021. In consideration for the grant of know-how we provided grants of common stock on the first anniversary and Class A common units on the second and third anniversaries following entry into the Mayo Agreement. As of March 31, 2022, we have granted equity securities which amount to 15,435 shares of common stock under the Mayo Agreement.
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

GlaxoSmithKline Clinical Trial Collaboration and Supply Agreement

In April 2021, we entered into a clinical trial collaboration and supply agreement with GlaxoSmithKline plc, or GSK, in which we will evaluate the combination of ZN-c3, our oral WEE1 inhibitor product candidate, and niraparib, GSK’s PARP inhibitor, in patients with advanced epithelial ovarian cancer. We are currently conducting clinical studies with ZN-c3 both as a monotherapy and in combination with certain standard of care therapies.

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

Zentera Therapeutics
In May 2020, each of our subsidiaries Zeno Alpha, Inc., K-Group Alpha, Inc. Zeno Management, Inc. and K-Group Beta, Inc. entered into a collaboration and license agreement with our joint venture, Zentera, which we refer to as the “Zentera Sublicenses”, pursuant to which we collaborate with Zentera on the development and commercialization of ZN-c3, ZN-d5 and ZN-c5, respectively, whether alone or in a licensed product, or the Collaboration Products, in each case for the treatment or prevention of disease, other than for pain, which is referred to as the Zentera Field, in the People’s Republic of China, Macau, Hong Kong and Taiwan, which is referred to as the “Zentera Collaboration Territory”. Under each Zentera Sublicense, Zentera will lead development, and upon regulatory approval, the commercialization, of the Collaboration Products in the Zentera Collaboration Territory. On May 19, 2020, Zentera issued an aggregate of 60.2% of its issued shares of common stock to Zeno Alpha, Inc., K-Group Alpha, Inc., K-Group Beta, Inc., Zeno Management, Inc. and Zeno Beta, Inc. In July 2021, Zentera entered into a Series B Preference Shares Purchase Agreement, pursuant to which it raised $75.0 million in gross proceeds. As of March 31, 2022, we hold a 40.3% equity interest in Zentera. Anthony Y. Sun, M.D., our President and Chief Executive Officer, serves as Chief Executive Officer and a member of the board of directors of Zentera, and Kevin D. Bunker, Ph.D., our Chief Operating Officer, serves as a member of the board of directors of Zentera.
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
Zentera filed four Clinical Trial Applications, or CTAs (China equivalent of IND), and four have been approved in China to date for ZN-c3, ZN-d5, ZN-c5 and ZN-c3 in combination. Zentera has begun enrolling four clinical trials for ZN-c3, ZN-d5 and ZN-c5.

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

The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended March 31,
	2022	2021
ZN-c3	$12,604	$7,804
ZN-d5	5,043	4,172
ZN-c5	3,045	7,180
ZN-e4	389	317
Unallocated research and development expenses	25,031	18,921
Total research and development expenses	$46,112	$38,394
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
We expect that our general and administrative expenses will increase in the future as we increase our personnel headcount to support research and development activities relating to our clinical stage programs, and any other product candidate we may develop. We also expect to incur increased expenses associated with being a public company, particularly now that we are no longer an emerging growth company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements; director and officer insurance costs; and investor and public relations costs.
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

Results of Operations
Comparison of Three Months Ended March 31, 2022 to Three Months Ended March 31, 2021
The following table summarizes our results of operations for the periods indicated, together with the changes in those items in dollars:

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021
	(in thousands)
Operating expenses
Research and development	$46,112	$38,394	$7,718
General and administrative	11,767	11,953	(186)
Total operating expenses	57,879	50,347	7,532
Loss from operations	(57,879)	(50,347)	(7,532)
Investment and other income, net	426	99	327
Net loss before income taxes	(57,453)	(50,248)	(7,205)
Income tax expense	33	196	(163)
Loss on equity method investment	1,751	—	1,751
Net loss	(59,237)	(50,444)	(8,793)
Net loss attributable to noncontrolling interest	(160)	(543)	383
Net loss attributable to Zentalis	$(59,077)	$(49,901)	$(9,176)
Research and Development Expenses
Research and development expenses for the three months ended March 31, 2022 were $46.1 million, compared to $38.4 million for the three months ended March 31, 2021. The increase of $7.7 million was primarily due to increases in external research and development expenses related to our clinical product candidates as we advanced our clinical pipeline. In addition, in the three months ended March 31, 2022, we conducted additional preclinical studies, incurred additional manufacturing costs and incurred increased costs for study and lab materials. Increases of $9.4 million and $5.3 million were seen in clinical trial related costs and personnel expenditures, respectively. Increases of $1.6 million and $0.3 million were the result of additional overhead allocation to research and development as well as a decrease in grant revenue, respectively. These amounts were partially offset by decreases of $4.5 million and $4.4 million in collaboration costs and manufacturing expenditures, respectively.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2022 were $11.8 million, compared to $12.0 million during the three months ended March 31, 2021. This decrease of $0.2 million was primarily attributable to an increase in allocable overhead expenses to research and development expenses of $1.6 million and a decrease of $1.1 million in personnel costs. These amounts were partially offset by an increase of $1.8 million of facilities and related permits/fees and licenses expenses and $0.7 million of consulting, legal and insurance fees.
Investment and Other Income, Net
Investment and other income, net was $0.4 million for the three months ended March 31, 2022, compared to $0.1 million for the three months ended March 31, 2021. The increase of $0.3 million was driven by the divestment of an early stage asset for $0.2 million and foreign currency gains of $0.1 million from our Australian subsidiary.

Loss on equity method investment
Loss on equity method investment was $1.8 million for the three months ended March 31, 2022. We did not have a comparable loss on equity method investment during the three months ended March 31, 2021.
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
As a result, we will need to raise substantial additional capital to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we plan to finance our operations through the sale of equity, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of the economic downturn and ongoing uncertainty related to the COVID-19 pandemic, the conflict in Ukraine, ongoing supply chain issues and increased inflation. The COVID-19 pandemic and related global events could adversely affect the economies and financial markets of the global economy, resulting in an economic downturn that could also affect our operations, our ability to conduct our clinical trials, our ability to raise additional funds through public offerings and the volatility of our stock price and trading in our stock. Even after the COVID-19 pandemic has subsided, we expect we will continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. If we are unable to secure adequate additional funding as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates or delay our pursuit of potential in-licenses or acquisitions.
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
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity securities. From inception through March 31, 2022, we raised a total of $701 million in gross proceeds from the sale of our common stock and Series A, B and C convertible preferred units. As of March 31, 2022, we had cash, cash equivalents, and marketable securities of $289.4 million, and an accumulated deficit of $418.6 million. We had no indebtedness as of March 31, 2022.
ATM Program
In May 2021, we entered into a sales agreement, or the Sales Agreement, with SVB Leerink LLC, or SVB Leerink, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $200.0 million in “at-the-market” offerings, or the ATM, under our Registration Statement on Form S-3 (File No. 333-255769) filed with the Securities and Exchange Commission, or the SEC, on May 4, 2021. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or any other existing trading market for our common stock. During the quarter ended March 31, 2022, we did not sell any shares of common stock under the 2021 Sales Agreement. As of March 31, 2022, there was $190.0 million of common stock remaining available for sale under the 2021 Sales Agreement.
April 2022 Pfizer Investment

On April 26, 2022, we entered into a securities purchase agreement with Pfizer pursuant to which Pfizer purchased 953,834 shares of our common stock, at a price of $26.21 per share. The shares were offered and sold in a registered direct offering conducted without an underwriter or placement agent and pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-255769), and a related prospectus supplement filed with the SEC. The Pfizer offering closed on April 29, 2022, raising aggregate gross proceeds of approximately $25.0 million, before fees and expenses of $0.3 million.

Cash Flows
The following table summarizes our sources and uses of cash for the period presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(50,196)	$(37,469)
Net cash used in investing activities	19,796	13,458
Net cash provided by financing activities	1,258	—
Net increase/(decrease) in cash and cash equivalents	$(29,142)	$(24,011)
Operating Activities
We have incurred losses since inception. Net cash used in operating activities for the three months ended March 31, 2022 was $50.2 million, consisting primarily of our net loss of $59.2 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses, as well as changes in operating assets and liabilities of $3.3 million, partially offset by non-cash adjustments of $12.4 million.
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

Investing Activities
Net cash used in investing activities for the three months ended March 31, 2022 of $19.8 million was attributable to the proceeds from maturities of marketable securities of $99.5 million, offset by net investment of excess cash of $79.3 million and the purchases of property and equipment of $0.5 million.
Net cash provided by investing activities for the three months ended March 31, 2021 was $13.5 million consisting of net proceeds from the sales and purchases of marketable securities of $13.9 million offset by purchases of property and equipment of $0.4 million.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2022 of $1.3 million related to the issuance of common stock under equity incentive plans.
There were no cash flows from financing activities in the three months ended March 31, 2021.

Funding Requirements
Our operating expenses have increased substantially in 2021 and to date in 2022 and are expected to increase substantially in the future in connection with our ongoing activities.
Specifically, our expenses will increase as we:
•advance the clinical development of ZN-c3, ZN-d5, ZN-c5 and ZN-e4 for the treatment of oncology indications;
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
We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2022, together with the net proceeds from the April 2022 Pfizer equity investment, prioritization of the clinical development of ZN-c3 and ZN-d5, and budget reallocation, will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drugs, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:
•the progress, costs and results of our clinical trials for our programs for ZN-c3, ZN-d5, ZN-c5 and ZN-e4;
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
Critical Accounting Policies and Use of Estimates
There have been no significant changes to our critical accounting policies from our disclosure reported in “Critical Accounting Policies and Estimates” in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a clinical stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We have no products approved for commercial sale and have not generated any revenue from product sales. To date, we have devoted substantially all of our resources and efforts to organizing and staffing our company, business planning, executing partnerships, raising capital, discovering, identifying and developing potential product candidates, securing related intellectual property rights and conducting preclinical studies and clinical trials of our product candidates, including the ongoing clinical trials of ZN-c3, ZN-d5, ZN-c5 and ZN-e4. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability than it could be if we had a longer operating history.
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
We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date and have financed our operations principally through private financings, our initial public offering, or IPO, and follow-on public offerings of our common stock. We have incurred net losses of $166.1 million for the year ended December 31, 2021, and $59.2 million and $50.4 million for the three months ended March 31, 2022 and March 31, 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $418.6 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. Four of our product candidates, ZN-c3, ZN-d5, ZN-c5 and ZN-e4, are in clinical trials. Our other programs are in preclinical research. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential products.
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
Our business depends entirely on the successful discovery, development and commercialization of our product candidates. We currently generate no revenues from sales of any products. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any future collaborator’s ability, to achieve a number of objectives, including:
•successful and timely completion of preclinical and clinical development of our product candidates, including ZN-c3, ZN-d5, ZN-c5 and ZN-e4 and any other future product candidates, as well as the associated costs, including any unforeseen costs we have incurred and may continue to incur as a result of preclinical study or clinical trial delays due to the prolonged COVID-19 pandemic, global economic issues, or the ongoing military conflict in Ukraine, among other causes;
•establishing and maintaining relationships with contract research organizations, or CROs, and clinical sites for the clinical development, both in the United States and internationally, of our product candidates, including ZN-c3, ZN-d5, ZN-c5 and ZN-e4 and any other future product candidates;
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
•addressing any competing therapies and technological and market developments; and
•attracting, hiring and retaining qualified personnel, especially in the current labor market.
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we initiate and conduct clinical trials of, and seek marketing approval for, ZN-c3, ZN-d5, ZN-c5, ZN-e4 and our other product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency, or the EMA, or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for any of our product candidates, including ZN-c3, ZN-d5, ZN-c5 and ZN-e4, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We have also incurred, and expect to continue to incur, additional costs associated with operating as a public company, particularly now that we are no longer an emerging growth company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations.
As of March 31, 2022, we had cash and cash equivalents and marketable securities of $289.4 million. Based on current business plans, we believe that our existing cash, cash equivalents and marketable securities as of March 31, 2022, together with the net proceeds from the April 2022 Pfizer equity investment, prioritization of the clinical development of ZN-c3 and ZN-d5, and budget reallocation, will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2024, but will not be sufficient to fund all of the activities that are necessary to complete the development of our product candidates. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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
Risks Related to the Discovery, Development and Commercialization of Our Product Candidates
We are substantially dependent on the success of our lead product candidates, ZN-c3, and/or ZN-d5, which are currently in clinical trials. If we are unable to complete development of, obtain approval for and commercialize these product candidates in a timely manner, our business will be harmed.
Our future success is dependent on our ability to timely complete clinical trials, obtain marketing approval for and successfully commercialize our lead product candidates. We are investing significant efforts and financial resources in the research and development of ZN-c3 and ZN-d5. ZN-c3 and ZN-d5 will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote ZN-c3 or ZN-d5, or any other product candidate, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of our lead product candidates will depend on several factors, including the following:
•the successful and timely completion of our ongoing clinical trials of ZN-c3 and ZN-d5;
•the initiation and successful patient enrollment and completion of additional clinical trials of ZN-c3 and ZN-d5 on a timely basis;
•maintaining and establishing relationships with CROs and clinical sites for the clinical development of ZN-c3 and ZN-d5 both in the United States and internationally;
•the frequency and severity of adverse events in the clinical trials;
•the efficacy, safety and tolerability profiles that are satisfactory to the FDA, EMA or any comparable foreign regulatory authority for marketing approval;
•the timely receipt of marketing approvals for ZN-c3 and ZN-d5 from applicable regulatory authorities;
•the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•the maintenance of existing or the establishment of new supply arrangements with third-party drug product suppliers and manufacturers for clinical development of ZN-c3 and ZN-d5;
•the maintenance of existing, or the establishment of new, scaled production arrangements with third-party manufacturers to obtain finished products that are appropriate for commercial sale of ZN-c3 and ZN-d5 if approved, including for supplies of drugs that we are testing in combination with ZN-c3 and ZN-d5;
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
We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize ZN-c3 and ZN-d5, which would materially harm our business. If we do not receive marketing approvals for ZN-c3 and ZN-d5, we may not be able to continue our operations.

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
Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for their intended uses. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials will be successful. We do not know whether ZN-c3, ZN-d5, ZN-c5 and ZN-e4 will perform in current or future clinical trials as ZN-c3, ZN-d5, ZN-c5 and ZN-e4 have performed in preclinical studies, or, with respect to ZN-c3, ZN-d5, ZN-c5 and ZN-e4, ongoing clinical trials to date. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA and other comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials.
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
•restrictions on the use of our product candidates, such as boxed warnings or contraindications in labeling, or a REMS, or similar risk management measures if any, which may not be required of alternative treatments and competitor products;
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
We intend to develop ZN-c3, ZN-d5, ZN-c5, ZN-e4 and potentially other product candidates in combination with other therapies, which exposes us to additional risks.
We intend to develop ZN-c3, ZN-d5, ZN-c5, ZN-e4 and likely other future product candidates in combination with one or more other approved or unapproved therapies to treat cancer or other diseases. For example, we are currently evaluating ZN-c3 in combination with the approved agent niraparib, and ZN-c5 in combination with certain approved agents including palbociclib and abemaciclib.
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
We also may choose to evaluate ZN-c3, ZN-d5, ZN-c5, ZN-e4 or any other future product candidates in combination with one or more cancer therapies that have not yet been approved for marketing by the FDA or comparable foreign regulatory authorities. We will not be able to market and sell ZN-c3, ZN-d5, ZN-c5, ZN-e4 or any product candidate we develop in combination with an unapproved cancer therapy for a combination indication if that unapproved therapy does not ultimately obtain marketing approval either alone or in combination with our product. In addition, unapproved cancer therapies face the same risks described with respect to our product candidates currently in development and clinical trials, including the potential for serious adverse effects, delay in their clinical trials and lack of FDA approval.
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
We may choose to conduct international clinical trials in the future. The acceptance of study data by the FDA, EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless i) the data are applicable to the U.S. population and U.S. medical practice; ii) the trials were performed by clinical investigators of recognized competence and pursuant to current GCP requirements; and iii) the FDA is able to validate the data through an on-site inspection or other appropriate mean. Additionally, the FDA’s clinical trial requirements, including the adequacy of the patient population studied and statistical powering, must be met. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of its applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction.

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

On May 25, 2017, the new In Vitro Medical Devices Regulation (2017/746, or IVDR), entered into force. The IVDR repeals and replaces the EU In Vitro Diagnostic Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU member, regulations are directly applicable, i.e., without the need for adoption of EU member states laws implementing them, in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. The IVDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. The IVDR will become applicable in May 2022. However on October 14, 2021, the European Commission proposed a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices. The European Parliament and Council adopted the proposed regulation on December 15, 2021. The IVDR will fully apply on May 26, 2022 but there will be a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation.

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
Our relationships with healthcare professionals, clinical investigators, CROs and third party payors in connection with our current and future business activities may be subject to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, and government price reporting, which could expose us to, among other things, criminal sanctions, civil penalties, contractual damages, exclusion from governmental healthcare programs, reputational harm, administrative burdens and diminished profits and future earnings.
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
In 2020, a strain of the novel coronavirus disease, COVID-19, was declared a pandemic and spread across the world, including throughout the United States, Europe and Asia. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we limited access to our executive offices, with the majority of our administrative employees continuing their work outside of our offices, and we limited the number of staff in any given research and development laboratory by operating on rotational schedules. As of March 31, 2022, our employees have begun working based on a hybrid work model, in which they work both from our executive office and remotely on different days of the week. As a result of the COVID-19 pandemic, we have experienced and we expect to continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:
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
The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the impact of variants, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the adoption, the prolonged efficacy of available vaccines and effectiveness of vaccination efforts and other actions taken in the United States and other countries to contain and treat the disease.
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
If we are unable to establish effective sales or marketing capabilities or enter into agreements with third parties to sell or market our product candidates, we may not be able to successfully sell or market our product candidates that obtain regulatory approval.
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
In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
•identifying, recruiting, integrating, maintaining and motivating additional employees;
•managing our internal development efforts effectively, including the clinical, FDA, EMA and other comparable foreign regulatory agencies’ review process for ZN-c3, ZN-d5, ZN-c5 and ZN-e4 and any other future product candidates, while complying with any contractual obligations to contractors and other third parties we may have; and
•improving our operational, financial and management controls, reporting systems and procedures.
Our future financial performance and our ability to successfully develop and, if approved, commercialize, ZN-c3, ZN-d5, ZN-c5 and ZN-e4 and any other future product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of ZN-c3, ZN-d5, ZN-c5 and ZN-e4 and any other future product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing third party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.
If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize ZN-c3, ZN-d5, ZN-c5 and ZN-e4 and any other future product candidates and, accordingly, may not achieve our research, development and commercialization goals.
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
As of March 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 59.6% of our outstanding common stock. As a result, these stockholders will be able to significantly influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Unfavorable global political or economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. In addition, the current military conflict between Russia and Ukraine could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions have and may in the future be initiated by nations including the U.S., the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

2.1	Plan of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.1	05/15/2020
2.2	Certificate of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.2	05/15/2020
3.1	Certificate of Incorporation of Zentalis Pharmaceuticals, Inc.	S-8	333-237593	4.1	04/07/2020
3.2	Bylaws of Zentalis Pharmaceuticals, Inc.	8-K	001-39263	3.1	03/19/2021
10.1#	Non-Employee Director Compensation Program	10-K	001-39263	10.3	02/24/2022
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data file (formatted as inline XBRL and contained in Exhibit 101)					*

*    Filed herewith.
**    Furnished herewith.
#     Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zentalis Pharmaceuticals, Inc.

Date: May 5, 2022	By:	/s/ Anthony Y. Sun, M.D.
Anthony Y. Sun, M.D.
Chief Executive Officer, President and Chairman
(principal executive officer)
Date: May 5, 2022	By:	/s/ Melissa B. Epperly
Melissa B. Epperly
Chief Financial Officer
(principal financial and accounting officer)