Form 10-Q
period 2022-06-30
Zentalis Pharmaceuticals, Inc.
filed 2022-08-09
CIK 1725160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ZNTL	The Nasdaq Stock Market LLC (The Nasdaq Global Market)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2022, the registrant had 56,983,641 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our future results of operations and financial position, the anticipated impact of the COVID-19 pandemic on our business, global supply chain issues and increased inflation, the sufficiency of our cash and cash equivalents to fund our operations, business strategy, prospective products and product candidates, clinical trial timelines and expected timing for the release of data, research and development costs, future revenue, timing and likelihood of success, activities under our existing collaborations and potential collaboration opportunities, and plans and objectives of management are forward-looking statements.

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
Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, they may turn out to be inaccurate and you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results, financial condition, performance or achievements could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we assume no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

ZENTALIS®, KALYRA®, and their associated logos are trademarks of Zentalis and/or its affiliates. All other trademarks, trade names and service marks appearing in this Quarterly Report are the property of their respective owners. All website addresses given in this Quarterly Report are for information only and are not intended to be an active link or to incorporate any website information into this document.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•We have a limited operating history and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.
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
•We are substantially dependent on the success of our lead product candidates, ZN-c3 and/or ZN-d5, which are currently in clinical trials. If we are unable to complete development of, obtain approval for and commercialize ZN-c3 and/or ZN-d5 in a timely manner, our business will be harmed.
•The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA, EMA or other comparable foreign regulatory authorities.
•We intend to develop ZN-c3 and ZN-d5 and potentially other product candidates in combination with other therapies, which exposes us to additional risks.
•The regulatory approval processes of the U.S. Food and Drug Administration, or FDA, and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.

•We face significant competition and, if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.
•Our success depends on our ability to protect our intellectual property and our proprietary platform. If we are unable to adequately protect our intellectual property and our proprietary platform, or to obtain and maintain issued patents that are sufficient to protect our product candidates, then others could compete against us more directly, which would negatively impact our business.
•Our existing collaborations are important to our business and future collaborations may also be important to us and, if we are unable to maintain any of these collaborations, or if these arrangements are not successful, our business could be adversely affected.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts and par value)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$55,143	$59,714
Marketable securities, available-for-sale	400,078	280,173
Prepaid expenses and other current assets	12,405	10,640
Restricted cash	—	243
Total current assets	467,626	350,770
Property and equipment, net	8,218	8,148
Operating lease right-of-use assets	43,305	44,691
Prepaid expenses and other assets	11,938	7,040
Goodwill	3,736	3,736
Investment in Zentera Therapeutics	30,406	37,495
Restricted cash	2,627	2,627
Total assets	$567,856	$454,507
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,041	$11,590
Accrued expenses	36,595	32,354
Total current liabilities	48,636	43,944
Deferred tax liability	1,325	1,622
Other long-term liabilities	45,072	44,459
Total liabilities	95,033	90,025
Commitments and contingencies
EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 56,969,118 and 45,490,764 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	57	45
Additional paid-in capital	961,205	723,593
Accumulated other comprehensive loss	(1,779)	(125)
Accumulated deficit	(486,993)	(359,559)
Total stockholders’ equity	472,490	363,954
Noncontrolling interests	333	528
Total equity	472,823	364,482
Total liabilities and stockholders’ equity	$567,856	$454,507

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Expenses
Research and development	$43,825	$44,770	$89,937	$83,164
General and administrative	19,636	10,362	31,403	22,315
Total operating expenses	63,461	55,132	121,340	105,479
Operating loss	(63,461)	(55,132)	(121,340)	(105,479)
Other Income (Expense)
Investment and other income, net	424	115	850	214
Net loss before income taxes	(63,037)	(55,017)	(120,490)	(105,265)
Income tax expense	17	45	50	241
Loss on equity method investment	5,338	—	7,089	—
Net loss	(68,392)	(55,062)	(127,629)	(105,506)
Net loss attributable to noncontrolling interests	(35)	(488)	(195)	(1,031)
Net loss attributable to Zentalis	$(68,357)	$(54,574)	$(127,434)	$(104,475)
Net loss per common share outstanding, basic and diluted	$(1.34)	$(1.34)	$(2.64)	$(2.58)
Common shares used in computing net loss per share, basic and diluted	51,117	40,738	48,197	40,549

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(68,392)	$(55,062)	(127,629)	(105,506)
Other comprehensive income:
Currency translation effects	—	45	—	45
Unrealized gain (loss) on marketable securities	(670)	(1)	(1,654)	13
Total comprehensive loss	(69,062)	(55,018)	$(129,283)	$(105,448)
Comprehensive loss attributable to noncontrolling interests	(35)	(488)	(195)	(1,031)
Comprehensive loss attributable to Zentalis	$(69,027)	$(54,530)	$(129,088)	$(104,417)

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating Activities:
Consolidated net loss	$(127,629)	$(105,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	692	198
Share-based compensation	26,911	19,610
Loss on disposal of equipment	57	15
Amortization of premiums on marketable securities, net	17	521
Loss on equity method investment	7,089	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(6,663)	(3,525)
Accounts payable and accrued liabilities	4,025	4,838
Operating lease right-of-use assets and liabilities, net	2,278	267
Net cash used in operating activities	(93,223)	(83,582)
Investing activities:
Purchases of marketable securities	(277,576)	(77,812)
Proceeds from maturities of marketable securities	156,000	159,128
Purchases of property and equipment	(728)	(1,255)
Net cash (used in) provided by investing activities	(122,304)	80,061
Financing Activities:
Proceeds from issuance of common stock, net	209,297	—
Proceeds from issuance of common stock under equity incentive plans	1,416	70
Deferred financing costs	—	(386)
Net cash provided by (used in) financing activities	210,713	(316)
Net decrease in cash, cash equivalents and restricted cash	(4,814)	(3,837)
Cash, cash equivalents and restricted cash at beginning of period	62,584	56,271
Cash, cash equivalents and restricted cash at end of period	$57,770	$52,434
Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$91	$—
Accrued deferred financing costs	$—	$330

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows for the periods presented:

	June 30,
	2022	2021
Cash and cash equivalents	$55,143	$49,170
Restricted cash	2,627	3,264
Total cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statement of Cash Flows	$57,770	$52,434
See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)

	Three Months Ended June 30, 2022

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at March 31, 2022	45,584	$46	$734,997	$(1,109)	$(418,636)	$368	$315,666
Share-based compensation expense	—	—	16,764	—	—	—	16,764
Other comprehensive income	—	—	—	(670)	—	—	(670)
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions and offering costs	11,284	11	209,286	—	—	—	209,297
Issuance of common stock in connection with restricted stock unit vesting	104	—	—	—	—	—	—
Issuance of common stock upon exercise of options, net	9	—	158	—	—	—	158
Cancellation of restricted stock awards	(14)	—	—	—	—	—	—
Net loss attributable to non-controlling interest	—	—	—	—	—	(35)	(35)
Net loss attributable to Zentalis	—	—	—	—	(68,357)	—	(68,357)
Balance at June 30, 2022	56,967	$57	$961,205	$(1,779)	$(486,993)	$333	$472,823

	Six Months Ended June 30, 2022

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2021	45,491	$45	$723,593	$(125)	$(359,559)	$528	$364,482
Share-based compensation expense	—	—	26,911	—	—	—	26,911
Other comprehensive income	—	—	—	(1,654)	—	—	(1,654)
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions and offering costs	11,284	11	209,286	—	—	—	209,297
Issuance of common stock in connection with restricted stock unit vesting	149	1	—	—	—	—	1
Issuance of common stock upon exercise of options, net	42	—	803	—	—	—	803
Shares issued under employee stock purchase plan	16		612				612
Cancellation of restricted stock awards	(15)	—	—	—	—	—	—
Net loss attributable to non-controlling interest	—	—	—	—	—	(195)	(195)
Net loss attributable to Zentalis	—	—	—	—	(127,434)	—	(127,434)
Balance at June 30, 2022	56,967	$57	$961,205	$(1,779)	$(486,993)	$333	$472,823

	Three Months Ended June 30, 2021

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at March 31, 2021	41,040	$41	$519,030	$50	$(250,735)	$24,252	$292,638
Share-based compensation expense	—	—	9,919	—	—	—	9,919
Other comprehensive income	—	—	—	44	—	—	44
Issuance of common stock in connection with restricted stock unit vesting	272	—	—	—	—	—	—
Issuance of common stock upon exercise of options, net	4	—	70	—	—	—	70
Cancellation of restricted stock awards	(1)	—	—	—	—	—	—
Net loss attributable to non-controlling interest	—	—	—	—	—	(488)	(488)
Net loss attributable to Zentalis	—	—	—	—	(54,574)	—	(54,574)
June 30, 2021	41,315	$41	$529,019	$94	$(305,309)	$23,764	$247,609

	Six Months Ended June 30, 2021

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2020	41,040	$41	$509,339	$36	$(200,834)	$24,795	$333,377
Share-based compensation expense	—	—	19,610	—	—	—	19,610
Other comprehensive income	—	—	—	58	—	—	58
Issuance of common stock in connection with restricted stock unit vesting	272	—	—	—	—	—	—
Issuance of common stock upon exercise of options, net	4	—	70	—	—	—	70
Cancellation of restricted stock awards	(1)	—	—	—	—	—	—
Net loss attributable to non-controlling interest	—	—	—	—	—	(1,031)	(1,031)
Net loss attributable to Zentalis	—	—	—	—	(104,475)	—	(104,475)
June 30, 2021	41,315	$41	$529,019	$94	$(305,309)	$23,764	$247,609

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
Liquidity
Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The Company determined that there are no conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that the interim unaudited condensed consolidated financial statements for the quarter ended June 30, 2022 are issued.
2. Interim Unaudited Financial Statements
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. The year-end condensed consolidated balance sheet data was derived from the Company’s audited financial statements but does not include all disclosures required by U.S. GAAP. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operation for the periods presented, with such adjustments consisting only of normal recurring adjustments. Certain reclassifications have been made to the prior period condensed consolidated balance sheet to conform to the current period presentation.
The accompanying interim unaudited condensed consolidated financial statements include our wholly-owned subsidiaries and variable interest entities (“VIEs”) for the periods in which we determined we were the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.
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
We will continuously assess whether we are the primary beneficiary of a VIE, as changes to existing relationships or future transactions may result in the consolidation or deconsolidation of such VIE. During the periods presented, we have not provided any other material financial or other support to our VIEs that we were not contractually required to provide.
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
Significant Accounting Policies
During the six months ended June 30, 2022, there have been no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
Beginning in July 2021, the financial position and results of operations of Zentera are no longer included in our consolidated financial statements. During the period of deconsolidation we measured the fair value of our retained investment in Zentera using the backsolve method with consideration for a lack of marketability. An equity method investment of $30.4 million is recorded on our balance sheet at June 30, 2022. This amount represents our maximum exposure to loss as a result of our involvement with Zentera. A deferred tax liability of $6.4 million representing the tax impact of the unrealized gain on deconsolidation is recorded on our balance sheet at June 30, 2022. A gain of $51.6 million, measured as the difference between the fair value of our retained noncontrolling interest together with the carrying amount of the Zentera noncontrolling interest, and the carrying amount of Zentera’s assets and liabilities was recognized during the year ended December 31, 2021. The difference between the carrying amount of our investment in Zentera and our portion of the Zentera net assets was $5.2 million as of

June 30, 2022. This difference is accounted for in our equity method investment analogous to in-process research and development.
In May 2020, each of our subsidiaries Zeno Alpha, Inc., K-Group Alpha, Inc., Zeno Management Inc., and K-Group Beta, Inc. entered into a collaboration and royalty-bearing license agreement with Zentera, which we refer to as the “Zentera Sublicenses,” pursuant to which we collaborate with Zentera on the development and commercialization of ZN-c3, ZN-d5 and ZN-c5, collectively referred to as the “Collaboration Products,” respectively, in the People’s Republic of China, Macau, Hong Kong and Taiwan, which is referred to as the “Zentera Collaboration Territory.” Under each Zentera Sublicense, Zentera will lead development, and upon regulatory approval, the commercialization, of the collaboration products in the Zentera Collaboration Territory.
Under the terms of the Zentera Sublicenses, Zentera is responsible for the costs of developing the Collaboration Products in the Zentera Collaboration Territory, and we are responsible for the costs of developing the Collaboration Products outside the Zentera Collaboration Territory, provided that Zentera will reimburse us for a portion of the costs for global data management, pharmacovigilance, safety database management, and chemistry, manufacturing and controls activities with respect to each Collaboration Product. Prior to the deconsolidation of Zentera in July 2021, these costs were eliminated in consolidation. For the three and six months ended June 30, 2022, the amounts incurred under this arrangement totaled $3.0 million and $5.1 million, respectively, and are presented as contra-research and development expense in the unaudited condensed consolidated statement of operations. A corresponding receivable is recorded within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet. We have not provided material financial or other support to Zentera during the periods ended June 30, 2022 and 2021 that was not previously contractually required.

4. Business Combinations
Kalyra Pharmaceuticals, Inc.
On December 21, 2017, we acquired $4.5 million of Kalyra’s Series B Preferred Stock representing a 25% equity interest in Kalyra for purposes of entering the analgesics therapeutic research space. The acquisition price was paid entirely in cash.
In accordance with the authoritative guidance, we concluded that Kalyra is a business consisting of inputs, employees, intellectual property and processes capable of producing outputs. Additionally, we have concluded that Kalyra is a variable interest entity, we are the primary beneficiary and have the power to direct the activities that most significantly affect Kalyra’s economic performance through common management and our board representation. Prior to December 21, 2017, the Company and Kalyra transacted for the delivery of research and development services and support. The financial position and results of operations of Kalyra have been included in our consolidated financial statements from the date of the initial investment.
Pursuant with authoritative guidance, we have recorded the identifiable assets, liabilities and noncontrolling interests in the VIE at their fair value upon initial consolidation. The identified goodwill is comprised of the workforce and expected synergies from combining the entities. Total assets and liabilities of Kalyra as of June 30, 2022 and December 31, 2021 are immaterial. The liabilities recognized as a result of consolidating Kalyra do not represent additional claims on our general assets. Pursuant to the authoritative guidance, the equity interest in Kalyra not owned by Zentalis is reported as a noncontrolling interest on our condensed consolidated balance sheets.
The following is a reconciliation of equity (net assets) attributable to the noncontrolling interest (in thousands):

	June 30,	December 31,
	2022	2021
Noncontrolling interest at beginning of period	$528	$24,795
Net loss attributable to noncontrolling interest	(195)	(7,368)
Deconsolidation of Zentera	—	(16,899)
Noncontrolling interest at end of period	$333	$528
5. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$255,912	$—	$(763)	$255,149
Corporate Debt Securities	5,063	—	(59)	5,004
US Government Agencies	18,997	—	(78)	18,919
US Treasury	121,882	5	(881)	121,006
	$401,854	$5	$(1,781)	$400,078

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$199,321	$11	$(55)	$199,277
Corporate Debt Securities	10,085	—	(7)	10,078
US Government Agencies	20,032	1	—	20,033
US Treasury	50,860	—	(75)	50,785
	$280,298	$12	$(137)	$280,173

As of June 30, 2022, sixty-two of our available-for-sale debt securities with a fair market value of $399.2 million were in a gross unrealized loss position of $1.8 million. When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of June 30, 2022, because we do not intend to sell these securities, and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	June 30, 2022	December 31, 2021
	Estimated Fair Value
Due within one year	$396,203	$258,948
After one but within five years	3,875	21,225
	$400,078	$280,173
The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	June 30, 2022			December 31, 2021
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$30,223	$—	$30,223	$43,653	$—	$43,653
Commercial paper	18,943	—	18,943	—	—	—
Total cash equivalents:	49,166	—	49,166	43,653	—	43,653

Available-for-sale marketable securities:
Commercial paper	—	255,149	255,149	—	199,277	199,277
Corporate Debt Securities	—	5,004	5,004	—	10,078	10,078
US Government Agencies	—	18,919	18,919	—	20,033	20,033
US Treasury securities	121,006	—	121,006	50,785	—	50,785
Total available-for-sale marketable securities:	121,006	279,072	400,078	50,785	229,388	280,173

Total assets measured at fair value	$170,172	$279,072	$449,244	$94,438	$229,388	$323,826

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2022. We had no instruments that were classified within Level 3 as of June 30, 2022 or December 31, 2021.

6. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Prepaid insurance	$2,324	$990
Prepaid software licenses and maintenance	483	403
Foreign R&D credit refund	1,719	1,808
Prepaid research and development expenses	15,909	11,204
Interest receivable	465	258
Zentera receivable	2,981	2,373
Other prepaid expenses	462	644
Total prepaid expenses and other assets	24,343	17,680
Less long-term portion	11,938	7,040
Total prepaid expenses and other assets, current	$12,405	$10,640
7. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Lab equipment	$2,585	$2,057
Leasehold improvements	4,649	4,515
Office equipment and furniture	2,065	2,123
Computer equipment	150	211
Construction in progress	97	34
Subtotal	9,546	8,940
Accumulated depreciation and amortization	(1,328)	(792)
Property and equipment, net	$8,218	$8,148
Depreciation and amortization expense for the three months ended June 30, 2022 and 2021 was approximately $348 thousand and $119 thousand, respectively. Depreciation and amortization expense for the six months ended June 30, 2022 and 2021 was approximately $692 and $198 thousand, respectively.

8. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued research and development expenses	$23,745	$18,531
Accrued employee expenses	8,195	9,250
Accrued legal expenses	1,372	669
Accrued general and administrative expenses	856	1,480
Lease liability	1,733	1,453
Taxes payable	694	971
Total accrued expenses	$36,595	$32,354
9. Stockholders’ Equity
Direct Offering of Common Stock
On April 29, 2022, pursuant to our Registration Statement on Form S-3 (Registration No. 333-255769), filed with the SEC on May 4, 2021, we completed a direct offering of common stock to Pfizer Inc. (“Pfizer”). We issued and sold 953,834 shares of our common stock at an offering price of $26.21 per share. The total gross proceeds for the offering were approximately $25.0 million, before deducting offering expenses of $0.3 million payable by us. The parties have entered into an agreement to collaborate to advance the clinical development of ZN-c3, a selective Wee1 inhibitor designed to induce synthetic lethality in cancer cells. We did not grant Pfizer any economic ownership or control of ZN-c3 or the rest of our pipeline. $4.2 million of the gross offering proceeds received from Pfizer represented a premium in excess of the fair value of our common stock on the date of the investment. This amount has been recorded as accrued research and development expense on the unaudited condensed consolidated balance sheet and will be recognized as a reduction of research and development expense over the term of the collaboration agreement.
Follow-on Offering of Common Stock
On May 18, 2022, we completed a follow-on offering in which we issued and sold 10,330,000 shares of common stock at a public offering price of $19.38 per share. The total gross proceeds for the offering were approximately $200.2 million, before deducting offering expenses of $11.4 million payable by us.
Share-based Compensation

In April 2020, the Company’s Board of Directors adopted, and the Company’s stockholders approved the 2020 Incentive Award Plan (the “2020 Plan”), which allows for grants to selected employees, consultants and non-employee members of the Board of Directors. We currently grant stock options and restricted stock units (“RSUs”), under the 2020 Plan. The number of common shares available for issuance under the 2020 Plan is the sum of (1) 5,600,000 shares of common stock; plus (2) any shares forfeited from the unvested restricted shares of our common stock issued upon conversion of unvested Class B common units (up to 1,250,000 shares); plus (3) an annual increase on the first day of each fiscal year beginning with the fiscal year ending December 31, 2021 and continuing to, and including, the fiscal year ending December 31, 2030, equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by our Board of Directors.

At June 30, 2022, 8,300,142 shares were subject to outstanding awards under the 2020 Plan and 284,429 shares were available for future grants of share-based awards under the 2020 Plan.
In July 2022, the Company’s Board of Directors approved the Zentalis Pharmaceuticals, Inc. 2022 Employment Inducement Incentive Award Plan (the “2022 Inducement Plan”), which is used exclusively for the grant of equity awards to new employees as an inducement material to the employees’ entering into employment with the Company. The Board of Directors has initially reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to awards granted under the 2022 Inducement Plan.
Total share-based compensation expense related to share based awards was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expense	$5,155	$3,923	$10,197	$7,049
General and administrative expense	11,609	5,996	16,714	12,561
Total share-based compensation expense	$16,764	$9,919	$26,911	$19,610
Total share-based compensation expense for the six months ended June 30, 2022 and 2021 includes $0 and $138 thousand, respectively, of share-based compensation expense for employees, consultants and directors of Zentera.

Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock Options	$12,524	$4,820	20,302	8,671
Employee Stock Purchase Plan	110	110	212	110
RSAs and RSUs	4,130	4,989	6,397	10,829
	$16,764	$9,919	$26,911	$19,610
Stock Options and Restricted Stock Units
The exercise price of stock options granted is equal to the closing price of the Company’s common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company estimates expected volatility based on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company uses the “simplified method” for estimating the expected term of employee options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years). The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not issued any dividends and does not expect to issue dividends over the life of the options. As a result, the Company has estimated the dividend yield to be zero. The fair value of the stock options granted during the six months ended June 30, 2022 and June 30, 2021 was determined with the following assumptions:

	June 30, 2022	June 30, 2021
Expected volatility	73.6% - 80.5%%	75.1% - 76.6%
Average expected term (in years)	6.0 - 6.5	5.3 - 6.2
Risk-free interest rate	1.5% - 3.2%	0.5% - 1.1%
Expected dividend yield	—%	—%
Employee Stock Purchase Plan
In April 2020, the Company’s Board of Directors adopted, and the Company’s stockholders approved the Zentalis Pharmaceuticals, Inc. 2020 Employee Stock Purchase Plan (the “ESPP”), which was subsequently amended and restated effective March 15, 2021. The maximum aggregate number of shares of the Company’s common stock available for issuance under the ESPP at June 30, 2022 was 1,969,608. Under the terms of the ESPP, the Company’s employees may elect to have up to 20% of their compensation, up to a maximum of $21,250 per calendar year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lower of the fair market value per share (at closing) of the Company’s common stock on (i) the first trading day of a six-month offering period, or (ii) the applicable purchase date, defined as the last trading day of the six-month offering period. The weighted average assumptions used to estimate the fair value of stock purchase rights under the ESPP are as follows:

Ended June 30, 2022
ESPP
Volatility	73.3%
Expected term (years)	0.5
Risk free rate	1.1%
Expected dividend yield	—
Compensation Expense Summary
Total unrecognized estimated compensation cost by type of award and the weighted average requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	June 30, 2022
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$117,461	3.26
RSAs	569	1.20
RSUs	13,278	3.13
ESPP	$110	0.25

During the six months ended June 30, 2022, we issued 42.0 thousand shares of common stock in connection with the exercises of stock options. For the six months ended June 30, 2022, 0.1 million shares of common stock issued in conjunction with certain restricted stock awards (“RSAs”), vested. Outstanding stock options, unvested RSAs, and unvested RSUs totaling approximately 7.8 million shares, 0.2 million shares and 0.5 million shares of our common stock, respectively, were outstanding as of June 30, 2022.
10. Commitments and Contingencies
Legal Contingencies
From time to time, we may be involved in various disputes, including lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. Any of these claims could subject us to costly legal expenses. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary to make the consolidated financial statements not misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in our consolidated financial statements. While we do generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage, or our policy limits may be inadequate to fully satisfy any damage awards or settlement. If this were to happen, the payment of any such awards could have a material adverse effect on our consolidated results of operations and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. We are currently not a party to any legal proceedings that require a loss liability to be recorded.

Leases
Our commitments include payments related to operating leases. Approximate annual future minimum operating lease payments as of June 30, 2022 are as follows (in thousands):

Year	Operating Leases
2022 (remaining)	$1,602
2023	6,340
2024	6,486
2025	6,799
2026	7,278
Thereafter	46,229
Total minimum lease payments:	74,734
Less: imputed interest	(27,929)
Total operating lease liabilities	46,805
Less: current portion	(1,733)
Lease liability, net of current portion	$45,072
The weighted-average remaining lease term of our operating leases is approximately 10.3 years.

11. Net Loss Per Common Share
Basic and diluted net loss per common share were calculated as follows (in thousands except per share amounts):

	Three Months Ended June 30,
	2022	2021
Numerator:
Net loss attributable to Zentalis	$(68,357)	$(54,574)
Denominator:
Weighted average number of common shares outstanding, basic and diluted	51,117	40,738
Net loss per common share	$(1.34)	$(1.34)
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

	June 30,
	2022	2021
Outstanding stock options	7,828	4,078
Unvested RSAs	222	536
Unvested RSUs	472	534
	8,522	5,148
12. Related Party Disclosures
Tempus
Kimberly Blackwell, M.D., our Chief Executive Officer and a member of our Board of Directors, was previously employed by Tempus Labs, Inc. ("Tempus") and now serves as an advisor of Tempus. The Company entered into a Master Services Agreement with Tempus in December 2020 to provide data licensing and research services. There were immaterial and $1.0 million fees incurred for services performed by Tempus for the six months ended June 30, 2022 and 2021, respectively.

Zentera

Kevin D. Bunker, Ph.D., our Chief Operating Officer, serves as a member of the Board of Directors of Zentera. Accordingly, the Company identifies Zentera as a related party.
In May 2020, we entered into the Zentera Sublicenses, pursuant to which we collaborate with Zentera on the development and commercialization of the Collaboration Products in the Zentera Collaboration Territory. Under the terms of the Zentera Sublicenses, Zentera is responsible for the costs of developing the Collaboration Products in the Zentera Collaboration Territory, and we are responsible for the costs of developing the Collaboration Products outside the Zentera Collaboration Territory, provided that Zentera will reimburse us for a portion of its costs for global data management, pharmacovigilance, safety database management, and chemistry, manufacturing and controls activities with respect to each Collaboration Product. Prior to the deconsolidation of Zentera during July 2021, these costs were eliminated in consolidation. For the six months ended June 30, 2022, the amounts incurred under this arrangement totaled $5.1 million and are presented as contra-research and development expense in the consolidated statement of operations.
During the six months ended June 30, 2022 we divested an early stage asset to Zentera for $0.2 million.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition and operating results should be read together with our interim unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements that involve significant risks and uncertainties. As a result of many important factors, such as those set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.
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

We are developing a broad pipeline of product candidates with an initial focus on validated oncology targets with the potential to address large patient populations. We currently have two lead product candidates: ZN-c3, an inhibitor of Wee1, a protein tyrosine kinase, and ZN-d5, a selective inhibitor of B-cell lymphoma 2, or BCL-2. Our other clinical-stage product candidates include ZN-c5, an oral selective estrogen receptor degrader, or SERD, and ZN-e4, an irreversible inhibitor of mutant epidermal growth factor receptor, or EGFR.

ZN-c3 is currently being evaluated in multiple ongoing clinical trials, including a Phase 2 clinical trial as a monotherapy for the treatment of advanced solid tumors including uterine serous carcinoma, or USC, in a Phase 1/2 clinical trial in combination with chemotherapies in patients with advanced ovarian cancer and osteosarcoma, and in a Phase 1/2 clinical trial in combination with a poly (ADP-ribose) polymerase (PARP) inhibitor in ovarian cancer. ZN-d5 is currently in a Phase 1 clinical trial for the treatment of non-Hodgkin's lymphoma, or NHL, and acute myelogenous leukemia, or AML. ZN-c5 is currently in Phase 1/2 clinical trials for the treatment of estrogen receptor-positive, human epidermal growth factor receptor 2-negative, or ER+/HER2-, advanced or metastatic breast cancer, and ZN-e4 is currently in a Phase 1/2 clinical trial for the treatment of advanced non-small cell lung cancer, or NSCLC.

We currently own worldwide development and commercialization rights to each of our product candidates, other than in select Asian countries (including China) for each of ZN-c3, ZN-d5 and ZN-c5, for which we have out-licensed these rights to our joint venture, Zentera Therapeutics (Cayman), Ltd., or Zentera, and for ZN-e4, for which we have out-licensed these rights to SciClone Pharmaceuticals International (Cayman) Development Ltd., or SciClone. As of June 30, 2022, we hold a 40.3% equity interest in Zentera.

ZN-c3 (Wee1 Inhibitor)

ZN-c3 is currently being evaluated in multiple ongoing clinical trials, including a Phase 2 monotherapy clinical trial for the treatment of women with recurrent or persistent USC. The study was initiated following an end-of-Phase 1 meeting with the U.S. Food and Drug Administration, or FDA, which concurred in principle with the proposal that ZN-c3 has the potential for an accelerated approval pathway based on the proposed global study design. The FDA granted Fast Track designation in November 2021 to ZN-c3 for the treatment of patients with advanced metastatic uterine serous carcinoma who have received at least one prior platinum-based chemotherapy regimen.

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

ZN-d5 (BCL-2 Inhibitor)
The ongoing Phase 1 monotherapy dose escalation trial for ZN-d5 is enrolling patients with relapsed/refractory NHL and additionally began enrolling patients with AML in the third quarter of 2021. We reported initial results from this Phase 1 trial in the fourth quarter of 2021. We initiated a Phase 1/2 monotherapy trial of ZN-d5 in Amyloidosis in the first quarter of 2022. We also announced plans to initiate a Phase 1/2 combination trial of ZN-d5 and ZN-c3 in AML in 2022.

ZN-c5 (Oral SERD)
We reported initial results from the ongoing Phase 1/2 trial evaluating ZN-c5 in combination with Pfizer Inc.’s, or Pfizer’s, CDK4/6 palbociclib, and the Phase 1b clinical trial evaluating ZN-c5 in combination with Elli Lilly and Company’s, or Lilly’s, CDK4/6 abemaciclib, in the second quarter of 2022. We plan to discontinue the clinical development of ZN-c5 following completion of these trials, which are closed to accrual.

ZN-e4 (EGFR Inhibitor)
The ongoing Phase 1/2 dose escalation trial for ZN-e4 in patients with advanced NSCLC is evaluating ZN-e4 in both osimertinib-naïve and experienced patients. We plan to report results from the Phase 1/2 trial in 2022. We plan to discontinue the clinical development of ZN-e4 following completion of this trial, which is closed to accrual.

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

Liquidity Overview

Since our inception, our operations have been limited to organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product pipeline. We do not have any products approved for commercial sale and have not generated any revenues from product sales. We will not generate revenue from product sales unless and until we successfully complete clinical development, obtain regulatory approval for and commercialize one or more of our product candidates. We will need to raise substantial additional capital to support our continuing operations and pursue our growth strategy.

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

Since inception, we have incurred significant operating losses. Our net losses were $166.1 million for the year ended December 31, 2021, and $68.4 million and $55.1 million for the six months ended June 30, 2022 and June 30, 2021, respectively. We had an accumulated deficit of $487.0 million as of June 30, 2022. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We had cash, cash equivalents and marketable securities of $455.2 million as of June 30, 2022. We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
Impact of COVID-19 Pandemic
We continue to monitor how the COVID-19 pandemic is affecting our employees, business, preclinical studies and clinical trials. In response to the spread of COVID-19, we limited access to our executive offices, with the majority of our administrative employees continuing their work outside of our offices, and we limited the number of staff in any given research and development laboratory by operating on rotational schedules. As of June 30, 2022 our employees have begun working based on a hybrid work model, in which they work both from our executive office and remotely. Disruptions caused by the COVID-19 pandemic have resulted in difficulties including delays in initiating new trial sites and certain supply chain activities, suspension of enrollment at some of our existing trial sites, and the incurrence of additional costs as a result of preclinical study and clinical trial delays and adjustments and supply chain delays. Limited operations at our laboratory facilities have also resulted in delays in our research-stage programs. As a result, we expect that the COVID-19 pandemic will continue to impact our business, results of operations, clinical development timelines and financial condition. At this time, there is continuing uncertainty relating to the trajectory of the COVID-19 pandemic and impact of related responses. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the impact of variants, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the continued impact on financial markets and the global economy, the adoption and effectiveness of vaccines and vaccine distribution efforts, and the effectiveness of the global response to contain and treat the disease. See “Risk Factors— The COVID-19 pandemic has adversely impacted and we expect will continue to adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1A. of this Quarterly Report on Form 10-Q.

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
SciClone Pharmaceuticals International (Cayman) Development Ltd.
In December 2014, and as amended in December 2016 and December 2017, we entered into a collaboration and license agreement, or the SciClone Agreement, with SciClone Pharmaceuticals International (Cayman) Development Ltd., or SciClone, under which we granted an exclusive license certain intellectual property rights in the People’s Republic of China (including the territories of Macao and Hong Kong), South Korea, Taiwan and Vietnam, or the SciClone Territory, to SciClone for the development and commercialization of a licensed product for the treatment or prevention of oncologic diseases and an exclusive option to obtain a similar license for up to two additional licensed products. Under the SciClone Agreement, SciClone is responsible for clinical development activities required in order to obtain regulatory approval in the SciClone Territory.
SciClone paid to us a one-time upfront payment of $1.0 million upon entering into the SciClone Agreement, and $4.0 million in aggregate milestone payments. No additional development or commercial milestones or reimbursement for research and development expenses are payable by SciClone under the SciClone Agreement, as amended. We are entitled to receive a mid-single digit royalty on net sales of licensed products in the SciClone Territory, which royalty is subject to certain reductions in the event that SciClone is unable to achieve certain gross margins or if generic products are sold or if technology covering a licensed product is licensed from a third party. We have also agreed to pay SciClone tiered royalties pursuant to the terms of the SciClone Agreement, the applicable rate of which are determined based on whether a compound is developed to a successful dual IND submission and the costs incurred by SciClone for the development of such product candidate.
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

Pfizer Agreements
In May 2018, we entered into a clinical trial collaboration and supply agreement with Pfizer to evaluate the safety, tolerability and efficacy of ZN-c5 in combination with their CDK4/6 inhibitor, palbociclib, in our ongoing Phase 1/2 clinical trial of ZN-c5. Pursuant to this agreement, we will be responsible for the conduct and cost of the relevant studies, under the supervision of a joint development committee made up of our representatives and representatives of Pfizer that meets quarterly. Pfizer will supply palbociclib for use in the trial, at no cost to us.
In April 2022, we entered into an agreement with Pfizer to collaborate to advance the clinical development of ZN-c3. We did not grant Pfizer any economic ownership or control of ZN-c3 or the rest of our pipeline.
Eli Lilly and Company Clinical Trial Collaboration and Supply Agreement
In July 2020, we entered into a clinical trial collaboration and supply agreement with Lilly to evaluate the safety, tolerability and efficacy of ZN-c5 in combination with their CDK4/6 inhibitor, abemaciclib, in a Phase 1b open label multi-center clinical trial that we initiated in November 2020. Pursuant to this agreement, we are responsible for the conduct and cost of the relevant studies. Lilly is obligated to supply abemaciclib for use in the trial, at no cost to us. We are required to provide to Lilly clinical data and other reports at major decision points during the trial and no later than 60 days following completion of the planned Phase 1b clinical trial.

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

GlaxoSmithKline Clinical Trial Collaboration and Supply Agreement

In April 2021, we entered into a clinical trial collaboration and supply agreement with GlaxoSmithKline plc, or GSK, under which we will evaluate the combination of ZN-c3 and niraparib, GSK’s PARP inhibitor, in patients with advanced epithelial ovarian cancer.

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

Zentera Therapeutics
In May 2020, each of our subsidiaries Zeno Alpha, Inc., K-Group Alpha, Inc. Zeno Management, Inc. and K-Group Beta, Inc. entered into a collaboration and license agreement with our joint venture, Zentera, which we refer to as the Zentera Sublicenses, pursuant to which we collaborate with Zentera on the development and commercialization of ZN-c3, ZN-d5 and ZN-c5, respectively, whether alone or in a licensed product, or the Collaboration Products, in each case for the treatment or prevention of disease, other than for pain, which is referred to as the Zentera Field, in the People’s Republic of China, Macau, Hong Kong and Taiwan, which is referred to as the Zentera Collaboration Territory. Under each Zentera Sublicense, Zentera will lead development, and upon regulatory approval, the commercialization, of the Collaboration Products in the Zentera Collaboration Territory.
On May 19, 2020, Zentera issued an aggregate of 60.2% of its issued shares of common stock to Zeno Alpha, Inc., K-Group Alpha, Inc., K-Group Beta, Inc., Zeno Management, Inc. and Zeno Beta, Inc. In July 2021, Zentera entered into a Series B Preference Shares Purchase Agreement, pursuant to which it raised $75.0 million in gross proceeds. As of June 30, 2022, we hold a 40.3% equity interest in Zentera. Kevin D. Bunker, Ph.D., our Chief Operating Officer, serves as a member of the Board of Directors of Zentera.
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
Zentera filed four Clinical Trial Applications, or CTAs (China equivalent of IND), and four have been approved in China to date, for ZN-c3, ZN-d5, ZN-c5 and ZN-c3 in combination. Zentera has begun enrolling four clinical trials for ZN-c3, ZN-d5 and ZN-c5.
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
The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended June 30,		Six months ended June 30, 2022
	2022	2021	2022	2021
ZN-c3	$11,542	$8,661	$24,147	$16,465
ZN-d5	3,475	3,867	5,194	8,039
ZN-c5	2,150	10,101	8,518	17,281
ZN-e4	327	394	715	711
Unallocated research and development expenses	26,331	21,747	51,363	40,668
Total research and development expenses	$43,825	$44,770	$89,937	$83,164
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
•the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•our ability to attract and retain skilled personnel.

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

Results of Operations
Comparison of Three Months Ended June 30, 2022 to Three Months Ended June 30, 2021
The following table summarizes our results of operations for the periods indicated, together with the changes in those items in dollars:

	Three Months Ended June 30,		Increase (Decrease)
	2022	2021
	(in thousands)
Operating expenses
Research and development	$43,825	$44,770	$(945)
General and administrative	19,636	10,362	9,274
Total operating expenses	63,461	55,132	8,329
Loss from operations	(63,461)	(55,132)	(8,329)
Investment and other income, net	424	115	309
Net loss before income taxes	(63,037)	(55,017)	(8,020)
Income tax expense	17	45	(28)
Loss on equity method investment	5,338	—	5,338
Net loss	(68,392)	(55,062)	(13,330)
Net loss attributable to noncontrolling interest	(35)	(488)	453
Net loss attributable to Zentalis	$(68,357)	$(54,574)	$(13,783)
Research and Development Expenses
Research and development expenses for the three months ended June 30, 2022 were $43.8 million, compared to $44.8 million for the three months ended June 30, 2021. The decrease of $0.9 million was primarily due to licensing milestones and manufacturing expenditures incurred during the three months ended June 30, 2021, which did not recur during the comparable period in 2022. Increases of $4.7 million and $4.4 million were seen in personnel expenditures and clinical trial related costs, respectively. Increases of $1.4 million and $0.8 million were the result of additional overhead allocation to research and development, and collaboration costs, respectively. These amounts were partially offset by decreases of $5.0 million and $4.2 million in licensing milestone and manufacturing expenditures, respectively. During the three months ended June 30, 2022, we recognized $3.0 million as contra-research and development expense as part of our cost sharing arrangement with Zentera. The amount for the corresponding three months ended June 30, 2021 was eliminated in consolidation.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2022 were $19.6 million, compared to $10.4 million during the three months ended June 30, 2021. This increase of $9.3 million was primarily attributable to an increase in non-cash stock based compensation of $5.6 million and $2.0 million related to other non-recurring compensation. Increases of $1.8 million, $0.6 million and $0.5 million were seen in rent and depreciation expense, legal expense, and consulting expense, respectively. Office supplies and travel expenses each increased by $0.1 million. These amounts were partially offset by an allocation of overhead expenditures to research and development of $1.4 million.

Investment and Other Income, Net
Investment and other income, net was $0.4 million for the three months ended June 30, 2022, compared to $0.1 million for the three months ended June 30, 2021. The increase of $0.3 million was driven by returns on an increase of invested cash and marketable securities.
Loss on Equity Method Investment
Loss on equity method investment was $5.3 million for the three months ended June 30, 2022. We did not have a comparable loss on equity method investment during the three months ended June 30, 2021.
Comparison of Six Months Ended June 30, 2022 to Six Months Ended June 30, 2021

	Six Months Ended June 30,		Increase (Decrease)
	2022	2021
	(in thousands)
Operating expenses
Research and development	$89,937	$83,164	$6,773
General and administrative	31,403	22,315	9,088
Total operating expenses	121,340	105,479	15,861
Loss from operations	(121,340)	(105,479)	(15,861)
Investment and other income, net	850	214	636
Net loss before income taxes	(120,490)	(105,265)	(15,225)
Income tax expense	50	241	(191)
Loss on equity method investment	7,089	—	7,089
Net loss	(127,629)	(105,506)	(22,123)
Net loss attributable to noncontrolling interest	(195)	(1,031)	836
Net loss attributable to Zentalis	$(127,434)	$(104,475)	$(22,959)
Research and Development Expenses
Research and development expenses for the six months ended June 30, 2022 were $89.9 million, compared to $83.2 million for the six months ended June 30, 2021. The increase of $6.8 million was primarily due to increases in external research and development expenses related to our clinical product candidates as we advanced our clinical pipeline. In addition, in the six months ended June 30, 2022, we conducted additional preclinical studies, incurred additional manufacturing costs and incurred increased costs for study and lab materials. Increases of $13.1 million and $10.1 million were seen in clinical trial related costs and personnel expenditures, respectively. Increases of $3.0 million and $0.4 million were the result of additional overhead allocated to research and development as well as a decrease in grant revenue, respectively. Lab equipment, supplies, and travel expense increased by $0.4 million and $0.1 million, respectively. These amounts were partially offset by decreases of $9.5 million, $5.1 million and $5.0 million in drug substance and drug product expense, Zentera cost sharing recorded as contra-research and development, and licensing milestone fees, respectively. Collaboration expense also decreased by $0.8 million.
General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2022 were $31.4 million, compared to $22.3 million during the six months ended June 30, 2021. This increase of $9.1 million was primarily attributable to an increase in non-cash stock based compensation of $4.1 million and $2.4 million in other compensation. Increases of

$1.0 million and $0.7 million were seen in consulting and legal fees, respectively. Office supply and travel expenses each increased by $0.1 million. Overhead expenditures also increased by $0.7 million.
Investment and Other Income, Net
Investment and other income, net was $0.9 million for the six months ended June 30, 2022, compared to $0.2 million for the six months ended June 30, 2021. The increase of $0.6 million was driven by returns on an increase of invested cash and marketable securities.
Loss on Equity Method Investment
Loss on equity method investment was $7.1 million for the six months ended June 30, 2022. We did not have a comparable loss on equity method investment during the six months ended June 30, 2021.
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
As a result, we will need to raise substantial additional capital to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we plan to finance our operations through the sale of equity, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of the economic downturn and ongoing uncertainty related to the evolving COVID-19 pandemic, the conflict in Ukraine, ongoing global supply chain issues and increased inflation. The COVID-19 pandemic and related global events have resulted in an economic downturn that could adversely affect our operations, our ability to conduct our clinical trials, our ability to raise additional funds through public offerings and the volatility of our stock price and trading in our stock. Even after the COVID-19 pandemic has subsided, we expect we will continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. If we are unable to secure adequate additional funding as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates or delay our pursuit of potential in-licenses or acquisitions.
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
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity securities. From inception through June 30, 2022, we raised a total of $926.2 million in gross proceeds from the sale of our common stock and Series A, B and C convertible preferred units. As of June 30, 2022, we had cash, cash equivalents, and marketable securities of $455.2 million, and an accumulated deficit of $487.0 million. We had no indebtedness as of June 30, 2022.
ATM Program

In May 2021, we entered into a sales agreement, or the Sales Agreement, with SVB Leerink LLC, or SVB Leerink, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $200.0 million in “at-the-market” offerings, or the ATM, under our Registration Statement on Form S-3 (File No. 333-255769) filed with the U.S. Securities and Exchange Commission, or the SEC, on May 4, 2021. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act of 1933, as amended, or the Securities Act, including sales made directly through The Nasdaq Global Market or any other existing trading market for our common stock. During the quarter ended June 30, 2022, we did not sell any shares of common stock under the Sales Agreement. As of June 30, 2022, there was $190.0 million of common stock remaining available for sale under the Sales Agreement.
Direct Offering of Common Stock
On April 29, 2022, pursuant to our registration statement on Form S-3 (Registration No. 333-255769), filed with the SEC on May 4, 2021, we completed a direct offering of common stock to Pfizer. We issued and sold 953,834 shares of our common stock at an offering price of $26.21 per share. The total gross proceeds for the offering were approximately $25.0 million, before deducting offering expenses of $0.3 million payable by us. We and Pfizer have entered into an agreement to collaborate to advance the clinical development of ZN-c3, a selective Wee1 inhibitor designed to induce synthetic lethality in cancer cells. We did not grant Pfizer any economic ownership or control of ZN-c3 or the rest of our pipeline of product candidates.
Follow-on Offering of Common Stock
On May 18, 2022, we completed a follow-on offering in which we issued and sold 10,330,000 shares of common stock at a public offering price of $19.38 per share. The total gross proceeds for the offering were approximately $200.2 million, before deducting offering expenses of $11.4 million payable by us.

Cash Flows
The following table summarizes our sources and uses of cash for the period presented:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(93,223)	$(83,582)
Net cash used in investing activities	(122,304)	80,061
Net cash provided by financing activities	210,713	(316)
Net decrease in cash and cash equivalents	$(4,814)	$(3,837)
Operating Activities
We have incurred losses since inception. Net cash used in operating activities for the six months ended June 30, 2022 was $93.2 million, consisting primarily of our net loss of $127.6 million as we incurred expenses associated with research and development activities for our product candidates and incurred general and administrative expenses, as well as changes in operating assets and liabilities of $0.4 million, partially offset by non-cash adjustments of $34.8 million.
Net cash used in operating activities for the six months ended June 30, 2021 was $83.6 million, consisting primarily of our net loss of $105.5 million as we incurred expenses associated with research and development activities for our product candidates and incurred general and administrative expenses, as well as changes in operating assets and liabilities of $1.6 million, partially offset by non-cash adjustments of $20.3 million.

Investing Activities
Net cash used in investing activities for the six months ended June 30, 2022 of $122.3 million was attributable to the proceeds from maturities of marketable securities of $156.0 million, offset by net investment of excess cash of $277.6 million and the purchases of property and equipment of $0.7 million.
Net cash provided by investing activities for the six months ended June 30, 2021 of $80.0 million was attributable to the proceeds from maturities of marketable securities of $159.1 million, offset by net investment of excess cash of $77.8 million and the purchases of property and equipment of $1.3 million.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2022 of $210.7 million primarily relates to the May 2022 follow-on offering, which provided net cash of $188.8 million, and the April 2022 direct offering to Pfizer, which provided net cash of $20.5 million. Of the $25.0 million gross proceeds received from Pfizer, $4.2 million of the proceeds represented a premium in excess of the fair value of our common stock on the date of the investment. This amount has been recorded as accrued research and development expense on the unaudited condensed consolidated balance sheet and will be recognized as a reduction of research and development expense over the term of the collaboration. An additional $1.4 million was provided from the issuance of common stock under equity incentive plans.
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
•advance the clinical development of ZN-c3 and ZN-d5 for the treatment of oncology indications;
•pursue the preclinical and clinical development of other current and future research programs and product candidates;
•in-license or acquire the rights to other products, product candidates or technologies;
•maintain, expand and protect our intellectual property portfolio;
•hire and retain additional personnel, including in research, manufacturing and regulatory and clinical development, as well as management personnel;
•seek regulatory approval for any product candidates that successfully complete clinical development; and
•expand our operational, financial and management systems and increase personnel, including personnel to support our operations as a public company.
We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drugs, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:
•the progress, costs and results of our clinical trials for our programs for ZN-c3 and ZN-d5;
•the progress, costs and results of additional research and preclinical studies in other research programs we initiate in the future;
•the costs and timing of process development and manufacturing scale-up activities associated with our product candidates and other programs as we advance them through preclinical and clinical development;
•our ability to establish and maintain strategic collaborations, licensing or other agreements and the financial terms of such agreements;
•the extent to which we in-license or acquire rights to other products, product candidates or technologies;
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property-related claims; and
•out ability to attract and retain skilled personnel.
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
Until such time as we can generate significant revenue from product sales, if ever, we plan to finance our operations through the sale of equity, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions
We currently have no credit facility or committed sources of capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates from our disclosure reported in “Critical Accounting Estimates” in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Financial Position and Need for Additional Capital
We have a limited operating history and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.
We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We have no products approved for commercial sale and have not generated any revenue from product sales. To date, we have devoted substantially all of our resources and efforts to organizing and staffing our company, business planning, executing partnerships, raising capital, discovering, identifying and developing potential product candidates, securing related intellectual property rights and conducting preclinical studies and clinical trials of our product candidates, including the ongoing clinical trials of ZN-c3, ZN-d5, ZN-c5 and ZN-e4. We have not yet demonstrated our ability to obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability than it could be if we had a longer operating history.
In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by clinical stage biopharmaceutical companies in rapidly evolving fields. We also may need to transition from a company with a research and development focus to a company capable of supporting commercial activities. If we do not adequately address these risks and difficulties or successfully make such a transition, our business will suffer.

We have incurred significant net losses since inception and we expect to continue to incur significant net losses for the foreseeable future.
We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date and have financed our operations principally through private financings, our initial public offering, or IPO, and follow-on public offerings of our common stock. We have incurred net losses of $166.1 million for the year ended December 31, 2021, and $127.6 million and $105.5 million for the six months ended June 30, 2022 and June 30, 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $487.0 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. Four of our product candidates, ZN-c3, ZN-d5, ZN-c5 and ZN-e4, are in clinical trials. Our other programs are in preclinical research. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential products.
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
Our business depends entirely on the successful discovery, development and commercialization of our product candidates. We currently generate no revenues from sales of any products. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any future collaborator’s ability, to achieve a number of objectives, including:
•successful and timely completion of preclinical and clinical development of our product candidates, including ZN-c3 and ZN-d5 and any other future product candidates, as well as the associated costs, including any unforeseen costs we have incurred and may continue to incur as a result of preclinical study or clinical trial delays due to the prolonged COVID-19 pandemic, global economic issues, including rising inflation and interest rates, or the ongoing military conflict in Ukraine, among other causes;
•establishing and maintaining relationships with contract research organizations, or CROs, and clinical sites for the clinical development, both in the United States and internationally, of our product candidates, including ZN-c3, ZN-d5, and any other future product candidates;
•timely receipt of marketing approvals from applicable regulatory authorities for any product candidates for which we successfully complete clinical development;
•maintaining marketing approvals, including making any required post-marketing approval commitments to applicable regulatory authorities;
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
•obtaining, maintaining and expanding our intellectual property rights, including patents, trade secrets and know how, and regulatory exclusivity, both in the United States and internationally;
•protecting our rights in our intellectual property portfolio;
•defending against third-party interference or infringement claims, if any;
•negotiating favorable terms in any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
•obtaining adequate pricing, coverage and reimbursement by hospitals, government and third-party payors for product candidates that we develop;
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we initiate and conduct clinical trials of, and seek marketing approval for, ZN-c3, ZN-d5 and our other product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency, or the EMA, or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for any of our product candidates, including ZN-c3 and ZN-d5, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We have also incurred, and expect to continue to incur, additional costs associated with operating as a public company, particularly now that we are no longer an emerging growth company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations.
As of June 30, 2022, we had cash and cash equivalents and marketable securities of $455.2 million. Based on current business plans, we believe that our existing cash, cash equivalents and marketable securities as of June 30, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2025, but will not be sufficient to fund all of the activities that are necessary to complete the development of our product candidates. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Market volatility resulting from the COVID-19 pandemic, global supply chain disruptions, international political instability, rising inflation and interest rates or other factors could also adversely impact our ability to access capital as and when needed. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts.

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
•the maintenance of existing or the establishment of new supply arrangements with third-party drug substance and drug product suppliers and manufacturers for clinical development of ZN-c3 and ZN-d5;
•the maintenance of existing, or the establishment of new, scaled production arrangements with third-party manufacturers to obtain finished products that are appropriate for commercial sale of ZN-c3 and ZN-d5 if approved, including for supplies of drugs that we are testing in combination with ZN-c3 and ZN-d5;
•obtaining and maintaining our intellectual property rights, including patents, trade secrets and know how, and regulatory exclusivity, both in the United States and internationally;
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

We have and in the future may enter into collaborations with third parties for the research, development and commercialization of certain of the product candidates we may develop. If any of these collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates.

We have and in the future may seek third-party collaborators for the research, development and commercialization of one or more of our product candidates. Our likely collaborators in any future collaboration arrangements we may enter into include large and mid-size pharmaceutical companies and biotechnology companies. If we were to enter into any collaboration arrangements with third parties, those agreements may limit our control over the amount and timing of resources that our collaborators dedicate to the development and commercialization of any product candidates we may seek to develop with them. We cannot predict the success of any collaboration in which we have entered or may enter. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

Collaborations involving our research programs or any product candidates we may develop pose the following risks to us:

•    Collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations.

• Collaborators may not pursue development and commercialization of any product candidates we may develop or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator's strategic focus or market considerations, including as a result of a sale or disposition of a business unit or development function, or available funding or external factors such as an acquisition or business combination that diverts resources or creates competing priorities. If this were to happen, we may need additional capital to pursue further development or commercialization of the applicable product candidates.

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

• We may lose certain rights under circumstances identified in our collaborations, including if we undergo a change of control.

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

• Collaborators may be unable to maintain compliance with good practice quality guidelines and regulations, including good laboratory practice, or GLP, good clinical practice, or GCP, and current good manufacturing practice, or cGMP, requirements or to secure approval for clinical development plans from the FDA or foreign regulatory authorities.

If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed and we may need additional resources to develop our product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or attract new collaborators and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, marketing approval and commercialization described in this report apply to the activities of our collaborators.

In addition, these collaborations and other similar relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. We could also face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Our ability to reach a definitive collaboration agreement will depend, among other things, upon our assessment of the collaborator's resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator's evaluation of several factors. If we license rights to any product candidates we or our collaborators may develop, we may not be able to realize the benefit of those transactions if we are unable to successfully integrate them with our existing operations and company culture.

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
In addition, the policies of the FDA and other regulatory authorities with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the European Union, or EU, recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR.
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
•a facility manufacturing our product candidates or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of cGMP regulations or similar foreign requirements or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
•any changes to our manufacturing process that may be necessary or desired;
•third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, GCP, or other regulatory requirements;
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
Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for their intended uses. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials will be successful. We do not know whether ZN-c3, ZN-d5, ZN-c5 and ZN-e4 will perform in current or future clinical trials as ZN-c3, ZN-d5, ZN-c5 and ZN-e4 have performed in preclinical studies, or, with respect to ZN-c3, ZN-d5, ZN-c5 and ZN-e4, ongoing clinical trials to date, or with respect to ZN-c5, the completed clinical trial. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA and other comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials.
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
From time to time, we may publicly disclose initial, preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the initial, topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, initial, topline and preliminary data should be viewed with caution until the final data are available.
From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.
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
If the initial, interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.
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
We intend to develop ZN-c3, ZN-d5, and potentially other product candidates in combination with other therapies, which exposes us to additional risks.
We intend to develop ZN-c3, ZN-d5, and likely other future product candidates in combination with one or more other approved or unapproved therapies to treat cancer or other diseases. For example, we are currently evaluating ZN-c3 in combination with the approved agent niraparib.
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
We also may choose to evaluate ZN-c3, ZN-d5, or any other future product candidates in combination with one or more cancer therapies that have not yet been approved for marketing by the FDA or comparable foreign regulatory authorities. We will not be able to market and sell ZN-c3, ZN-d5, or any product candidate we develop in combination with an unapproved cancer therapy for a combination indication if that unapproved therapy does not ultimately obtain marketing approval either alone or in combination with our product. In addition, unapproved cancer therapies face the same risks described with respect to our product candidates currently in development and clinical trials, including the potential for serious adverse effects, delay in their clinical trials and lack of FDA approval.
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
We are also subject to numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process varies among countries, and generally includes all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Moreover, the time required to obtain approval in foreign jurisdictions may differ from that required to obtain FDA approval.
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
Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with cGMPs or similar foreign requirements and GCP for any clinical trials that we conduct post-approval. In addition, CMOs and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations or similar foreign requirements and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:
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
Additionally, approval, clearance or certification of companion diagnostics may be subject to further legislative or regulatory reforms notably in the EU. On May 25, 2017, the In Vitro Medical Devices Regulation (2017/746, or IVDR), entered into force. The IVDR repeals and replaces the EU In Vitro Diagnostic Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU member, regulations are directly applicable, i.e., without the need for adoption of EU member states laws implementing them, in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. The IVDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. The IVDR became applicable in May 2022; however, the European Parliament and Council adopted a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices, and there is a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation. The IVDR also introduces a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue a CE certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a marketing authorization application for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national competent authorities or the EMA. These modifications may make it more difficult and costly for us to obtain regulatory clearances or approvals or certifications for our companion diagnostics or to manufacture, market or distribute our products after clearance or approval or certification is obtained.

Disruptions at the FDA, the SEC, and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA and other regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s and foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
•the federal Physician Payments Sunshine Act (renamed the Open Payments Act) requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to physicians, as defined by such law, certain non-physician practitioners including physician assistants and nurse practitioners, and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members. The information reported is publicly available on a searchable website, with disclosure required annually; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.
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
Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For instance, the EU General Data Protection Regulation, or GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements, administrative penalties and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. In July 2020, the Court of Justice of the EU, or CJEU, limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses, or SCCs. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. The GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms to ensure compliance. This may be onerous and if our efforts to comply with GDPR or other applicable EEA laws and regulations are not successful, it could adversely affect our business in Europe.
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
Our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, CMOs, suppliers and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, CMOs, suppliers and vendors may engage in misconduct or other improper activities. Misconduct by these parties could include failures to comply with FDA and other foreign authorities regulations, provide accurate information to the FDA or foreign regulatory authorities, comply with federal, state and foreign health care fraud and abuse laws and regulations, accurately report financial information or data or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by these parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations.
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
In 2020, a strain of the novel coronavirus disease, COVID-19, was declared a pandemic and spread across the world, including throughout the United States, Europe and Asia. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we limited access to our executive offices, with the majority of our administrative employees continuing their work outside of our offices, and we limited the number of staff in any given research and development laboratory by operating on rotational schedules. As of June 30, 2022, our employees have begun working based on a hybrid work model, in which they work both from our executive office and remotely. As a result of the COVID-19 pandemic, we have experienced and we expect to continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:
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
In order to successfully implement our development and commercialization plans and strategies, and as we continue to operate as a public company, we expect to need additional managerial, operational, sales, marketing, financial, legal, compliance and other personnel. Future growth would impose significant added responsibilities on members of management, including:
•identifying, recruiting, integrating, maintaining and motivating additional employees;
•managing our internal development efforts effectively, including the clinical, FDA, EMA and other comparable foreign regulatory agencies’ review process for ZN-c3, ZN-d5, and any other future product candidates, while complying with any contractual obligations to contractors and other third parties we may have; and
•improving our operational, financial and management controls, reporting systems and procedures.
Our future financial performance and our ability to successfully develop and, if approved, commercialize, ZN-c3, ZN-d5, and any other future product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. Furthermore, certain of our employees, including members of our management team perform services on behalf of Kalyra Pharmaceuticals, Inc., and Zentera Therapeutics, Ltd., pursuant to intercompany and collaborative service agreements, respectively. As a result, such individuals do not allocate all of their time and resources to us and our other subsidiaries which, coupled with the need to manage growth activities, could further limit their ability to devote a sufficient amount of attention to day-to-day activities of our business.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of ZN-c3, ZN-d5, and any other future product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing third party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.
If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize ZN-c3, ZN-d5, and any other future product candidates and, accordingly, may not achieve our research, development and commercialization goals.
Our internal computer systems, or those of any of our CROs, CMOs, other contractors, consultants, collaborators or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.
Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs, CMOs and other contractors, consultants, collaborators and third-party service providers, are vulnerable to damage from computer viruses, cybersecurity threats, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failure. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.
If such an event were to occur and cause interruptions in our operations or result in the unauthorized acquisition of or access to personally identifiable information or individually identifiable health information (violating certain privacy laws such as HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations promulgated thereunder, and GDPR), it could result in a material disruption of our drug discovery and development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. Some federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could be exposed to litigation and governmental investigations, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws.

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
EU pricing, drug marketing and reimbursement regulations may materially affect our ability to market and receive coverage for our products in the European member states.
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
Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies and their uses, our and our licensors’ ability to operate without infringing the proprietary rights of others, and our and our licensors’ ability to successfully defend our patents, including those that we have in-licensed, against third party challenges. If we or our licensors are unable to protect our intellectual property rights or if our intellectual property rights are inadequate for our technology or our product candidates, our competitive position could be harmed. We and our licensors generally seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates, proprietary technologies and their uses that are important to our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents, if issued, will not be infringed, designed around, invalidated or rendered unenforceable by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our and our licensors’ proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our or our licensors’ rights or permit us or our licensors to gain or keep any competitive advantage. These uncertainties and/or limitations in our and our licensors’ ability to properly protect the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operations.
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
•our competitors, many of whom have substantially greater resources than we or our licensors do and many of whom have made significant investments in competing technologies, may seek, may have filed patent applications, or may have already obtained patents that will limit, interfere with or block our ability to make, use and sell our product candidates;
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
In addition, although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, outside scientific collaborators, CROs, CMOs, consultants, advisors, licensors, and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection.
If we fail to comply with our obligations in the agreements under which we license intellectual property rights from our licensors and third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.
We are a party to a number of license agreements under which we are granted rights to intellectual property that are important to our business and we may enter into additional license agreements in the future. For example, in September 2019, we entered into an exclusive license agreement with Recurium IP Holdings, LLC, or Recurium IP, to obtain an exclusive license to certain intellectual property rights to develop and commercialize ZN-c3, ZN-d5, ZN-c5 and ZN-e4.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our in-licensed patents may not cover our product candidates or may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review, or PGR, and inter partes review, or IPR, or other similar proceedings in the USPTO or foreign patent offices challenging our patent rights. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity of our patents, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensors and the patent examiner were unaware during prosecution. There is no assurance that all potentially relevant prior art relating to our patents and patent applications or those of our licensors has been found. There is also no assurance that there is not prior art of which we or licensors were or are aware, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications or those of our licensors, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us. Such loss of in-licensed patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
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
As a licensee, we rely on third parties to file and prosecute patent applications and maintain patents and otherwise protect the licensed intellectual property under some of our license agreements. We have not had and do not have primary control over these activities for certain of our patents or patent applications and other intellectual property rights. We cannot be certain that such activities by third parties have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. Pursuant to the terms of the license agreements with some of our licensors, the licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and even if we are permitted to pursue such enforcement or defense, we will require the cooperation of our licensors. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business. If any of our licensors or any of our future licensors or future collaborators fails to appropriately prosecute and maintain patent protection for patents covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.
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
Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Thus, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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
We or our licensors may be subject to claims that former employees or other third parties have an ownership interest in our patents or other intellectual property. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Such an outcome could have a material adverse effect on our business. Even if we or our licensors are successful in defending against such claims, litigation could result in substantial costs and distraction to management and other employees.
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
We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators and third-party CROs, to conduct certain aspects of our preclinical studies and clinical trials and to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors, including CROs, are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations and similar foreign requirements. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be adversely affected if any of these third parties violates federal, state or foreign fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
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
We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates for preclinical studies and clinical trials under the guidance of members of our organization. We do not have long-term supply agreements, and we purchase our required supply on a purchase order basis. Furthermore, the raw materials for our product candidates are sourced, in some cases, from a single-source supplier. If we were to experience an unexpected loss of supply of any of our product candidates or any of our future product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. For example, the extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development of our products and product candidates will depend on the severity and duration of the spread of the virus, and the actions undertaken to contain COVID-19 or treat its effects.
We expect to continue to rely on third-party manufacturers for the commercial supply of any of our product candidates for which we obtain marketing approval. We may be unable to maintain or establish required agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
•the failure of the third-party manufacturers to manufacture our product candidates according to our schedule, or at all, including if our third-party manufacturers give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;
•the reduction or termination of production or deliveries by suppliers, or the raising of prices or renegotiation of terms;
•the termination or nonrenewal of arrangements or agreements by our third-party manufacturers at a time that is costly or inconvenient for us;
•the breach by the third-party manufacturers of our agreements with them;
•the failure of third-party manufacturers to comply with applicable regulatory requirements;
•the failure of the third-party manufacturers to manufacture our product candidates according to our specifications;
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
We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our third party contract manufacturing partners for compliance with cGMP regulations or similar foreign requirements for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our third party contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations.
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
In addition, the trading prices for common stock of other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. The COVID-19 pandemic continues to evolve and the duration of its impact remains uncertain. The extent to which the pandemic may impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and adverse impact on the market price of our common stock.

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
As of June 30, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 60.4% of our outstanding common stock. As a result, these stockholders will be able to significantly influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Outstanding shares of our common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act, or to the extent that such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Moreover, holders of a substantial number of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also register shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates on unfavorable terms to us.
We may seek additional capital through a variety of means, including through public or private equity, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. For example, in August 2020, July 2021 and May 2022, we completed underwritten public offerings of our common stock and in April 2022, we completed a direct offering of our common stock. To the extent that we raise additional capital through the sale of equity or convertible debt or equity securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing may result in dilution to stockholders, imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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
Our certificate of incorporation and bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:
•establish a classified Board of Directors so that not all members of our Board of Directors are elected at one time;
•permit only the Board of Directors to establish the number of directors and fill vacancies on the Board of Directors;
•provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;
•authorize the issuance of “blank check” preferred stock that our Board of Directors could use to implement a stockholder rights plan (also known as a “poison pill”);
•eliminate the ability of our stockholders to call special meetings of stockholders;

•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•prohibit cumulative voting;
•authorize our Board of Directors to amend the bylaws;
•establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings; and
•require a super-majority vote of stockholders to amend some provisions described above.
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

If securities or industry analysts do not publish research or reports, or if they publish adverse or misleading research or reports regarding us, our business, or our market, our stock price and trading volume could decline.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. Now that we are no longer an emerging growth company, our independent registered public accounting firm is required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.

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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On August 8, 2022, Dimitris Voliotis, M.D., employment as Senior Vice President, Clinical Development of Zeno Management, Inc. (“Zeno”), a wholly owned subsidiary of Zentalis Pharmaceuticals, Inc. (the “Company”), was terminated, effective immediately.

As previously disclosed, Zeno and Dr. Voliotis are parties to an Employment Agreement, dated March 25, 2020 (“Employment Agreement”). In connection with Dr. Voliotis’s termination other than for cause, the Company expects that Zeno will enter into an agreement with Dr. Voliotis pursuant to which he will be eligible to receive the following payments and benefits to which he is entitled under his Employment Agreement, subject to his timely execution and non-revocation of a general release of claims in favor of Zeno and its affiliates and his continued compliance with the restrictive covenants set forth in the Employment Agreement: (a) his fully-earned but unpaid base salary through the date of termination at the rate then in effect, plus all other amounts under any compensation plan or practice to which he is entitled; (b) a payment equal to 9 months of his then-current base salary, payable in a lump sum 60 days following the termination date; and (c) payment of the COBRA premiums for him and his eligible dependents for 9 months following his termination date.

The foregoing information is included for the purpose of providing the disclosures required under “Item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.
Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

2.1	Plan of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.1	05/15/2020
2.2	Certificate of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.2	05/15/2020
3.1	Certificate of Incorporation of Zentalis Pharmaceuticals, Inc.	S-8	333-237593	4.1	04/07/2020
3.2	Bylaws of Zentalis Pharmaceuticals, Inc.	8-K	001-39263	3.1	03/19/2021
10.1#	Zentalis Pharmaceuticals, Inc. 2022 Employment Inducement Incentive Award Plan.	8-K	001-39263	10.1	07/22/2022
10.2#	Form of Option Agreement pursuant to the Zentalis Pharmaceuticals, Inc. 2022 Employment Inducement Incentive Award Plan.	8-K	001-39263	10.2	07/22/2022
10.3#	Form of RSU Agreement pursuant to the Zentalis Pharmaceuticals, Inc. 2022 Employment Inducement Incentive Award Plan.	8-K	001-39263	10.3	07/22/2022
10.4#	Employment Agreement, dated May 11, 2022, between Zentalis Pharmaceuticals, Inc. and Kimberly Blackwell, M.D.	8-K	001-39263	10.1	05/16/22

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

10.5#	Release Agreement, dated May 10, 2022, between Zentalis Pharmaceuticals, Inc. and Anthony Y. Sun, M.D.	8-K	001-39263	10.2	05/16/22
10.6#	Amended and Restated Employment Agreement, dated May 30, 2022, between Zeno Management, Inc. and Cam S. Gallagher	8-K	001-39263	10.1	05/31/2022
10.8#	Employment Agreement, dated June 23, 2022, between Zeno Management, Inc. and Andrea Paul					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data file (formatted as inline XBRL and contained in Exhibit 101)					*

*    Filed herewith.
**    Furnished herewith.
#     Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zentalis Pharmaceuticals, Inc.

Date: August 9, 2022	By:	/s/ Kimberly Blackwell, M.D.
Kimberly Blackwell, M.D.
Chief Executive Officer
(principal executive officer)
Date: August 9, 2022	By:	/s/ Melissa B. Epperly
Melissa B. Epperly
Chief Financial Officer
(principal financial and accounting officer)