Form 10-Q
period 2022-09-30
Zentalis Pharmaceuticals, Inc.
filed 2022-11-09
CIK 1725160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 7, 2022, the registrant had 57,069,491 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “design,” “aim,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our future results of operations and financial position; the anticipated impact of the COVID-19 pandemic on our business, global supply chain issues and increased inflation and interest rates; the sufficiency of our cash and cash equivalents to fund our operations; business strategy; potentially differentiated product profiles; the potential benefits of our product candidates; potential market opportunity for our product candidates; dose optimization activities and the timing thereof; timing of expected milestones and the announcement thereof; prospective products and product candidates; clinical trial timelines and expected timing for the release of data; research and development costs, future revenue; timing and likelihood of success, activities under our existing collaborations and potential collaboration opportunities; and plans and objectives of management are forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts and par value)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$42,551	$59,714
Marketable securities, available-for-sale	379,175	280,173
Prepaid expenses and other current assets	12,164	10,640
Restricted cash	—	243
Total current assets	433,890	350,770
Property and equipment, net	8,027	8,148
Operating lease right-of-use assets	42,646	44,691
Prepaid expenses and other assets	10,232	7,040
Goodwill	3,736	3,736
Investment in Zentera Therapeutics	28,035	37,495
Restricted cash	2,627	2,627
Total assets	$529,193	$454,507
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,820	$11,590
Accrued expenses	44,241	32,354
Total current liabilities	54,061	43,944
Deferred tax liability	1,225	1,622
Other long-term liabilities	45,169	44,459
Total liabilities	100,455	90,025
Commitments and contingencies
EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 57,002,314 and 45,490,764 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	57	45
Additional paid-in capital	972,111	723,593
Accumulated other comprehensive loss	(2,270)	(125)
Accumulated deficit	(541,394)	(359,559)
Total stockholders’ equity	428,504	363,954
Noncontrolling interests	234	528
Total equity	428,738	364,482
Total liabilities and stockholders’ equity	$529,193	$454,507

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Expenses
Research and development	$42,181	$53,998	$132,118	$137,162
General and administrative	12,012	8,872	43,415	31,187
Total operating expenses	54,193	62,870	175,533	168,349
Operating loss	(54,193)	(62,870)	(175,533)	(168,349)
Other Income (Expense)
Investment and other income, net	1,905	99	2,755	313
Gain on deconsolidation of Zentera	—	51,582	—	51,582
Net loss before income taxes	(52,288)	(11,189)	(172,778)	(116,454)
Income tax expense (benefit)	(159)	(697)	(109)	(456)
Loss on equity method investment	2,371	—	9,460	—
Net loss	(54,500)	(10,492)	(182,129)	(115,998)
Net loss attributable to noncontrolling interests	(99)	(6,301)	(294)	(7,332)
Net loss attributable to Zentalis	$(54,401)	$(4,191)	$(181,835)	$(108,666)
Net loss per common share outstanding, basic and diluted	$(0.96)	$(0.09)	$(3.56)	$(2.59)
Common shares used in computing net loss per share, basic and diluted	56,807	44,609	51,098	41,918

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(54,500)	$(10,492)	$(182,129)	$(115,998)
Other comprehensive income (loss):
Currency translation effects	—	(45)	—	—
Unrealized gain (loss) on marketable securities	(491)	(17)	(2,145)	(4)
Total comprehensive loss	(54,991)	(10,554)	(184,274)	(116,002)
Comprehensive loss attributable to noncontrolling interests	(99)	(6,301)	(294)	(7,332)
Comprehensive loss attributable to Zentalis	$(54,892)	$(4,253)	$(183,980)	$(108,670)

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating Activities:
Consolidated net loss	$(182,129)	$(115,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,067	335
IPR&D impairment	—	8,800
Recognized tax gain on IPR&D impairment	—	(2,462)
Gain on deconsolidation of Zentera, net of tax	—	(49,930)
Share-based compensation	37,228	27,266
(Loss)/gain on disposal of equipment	(68)	15
Amortization of premiums on marketable securities, net	(1,249)	712
Loss on equity method investment	9,460	—
Changes in operating assets and liabilities:
Accounts receivable	4	309
Prepaid expenses and other assets	(4,720)	1,696
Accounts payable and accrued liabilities	10,477	12,310
Operating lease right-of-use assets and liabilities, net	3,508	(125)
Net cash used in operating activities	(126,422)	(117,072)
Investing activities:
Purchases of marketable securities	(407,177)	(280,285)
Proceeds from maturities of marketable securities	307,279	237,139
Deconsolidation of Zentera cash	—	(14,320)
Purchases of property and equipment	(2,388)	(3,916)
Net cash used in investing activities	(102,286)	(61,382)
Financing Activities:
Proceeds from issuance of common stock, net	209,297	162,223
Proceeds from issuance of common stock under equity incentive plans	2,005	4,031
Net cash provided by financing activities	211,302	166,254
Net decrease in cash, cash equivalents and restricted cash	(17,406)	(12,200)
Cash, cash equivalents and restricted cash at beginning of period	62,584	56,271
Cash, cash equivalents and restricted cash at end of period	$45,178	$44,071

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows for the periods presented:

	September 30,
	2022	2021
Cash and cash equivalents	$42,551	$40,807
Restricted cash	2,627	3,264
Total cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statement of Cash Flows	$45,178	$44,071
See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)

	Three Months Ended September 30, 2022

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at June 30, 2022	56,967	$57	$961,205	$(1,779)	$(486,993)	$333	$472,823
Share-based compensation expense	—	—	10,317	—	—	—	10,317
Other comprehensive loss	—	—	—	(491)	—	—	(491)
Issuance of common stock in connection with restricted stock unit vesting	5	—	—	—	—	—	—
Issuance of common stock upon exercise of options, net	18	—	327	—	—	—	327
Shares issued under employee stock purchase plan	14	—	262	—	—	—	262
Cancellation of restricted stock awards	(2)	—	—	—	—	—	—
Net loss attributable to non-controlling interest	—	—	—	—	—	(99)	(99)
Net loss attributable to Zentalis	—	—	—	—	(54,401)	—	(54,401)
Balance at September 30, 2022	57,002	$57	$972,111	$(2,270)	$(541,394)	$234	$428,738

	Nine Months Ended September 30, 2022

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2021	45,491	$45	$723,593	$(125)	$(359,559)	$528	$364,482
Share-based compensation expense	—	—	37,228	—	—	—	37,228
Other comprehensive loss	—	—	—	(2,145)	—	—	(2,145)
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions and offering costs	11,284	11	209,286	—	—	—	209,297
Issuance of common stock in connection with restricted stock unit vesting	154	1	—	—	—	—	1
Issuance of common stock upon exercise of options, net	60	—	1,130	—	—	—	1,130
Shares issued under employee stock purchase plan	30	—	874	—	—	—	874
Cancellation of restricted stock awards	(17)	—	—	—	—	—	—
Net loss attributable to non-controlling interest	—	—	—	—	—	(294)	(294)
Net loss attributable to Zentalis	—	—	—	—	(181,835)	—	(181,835)
Balance at September 30, 2022	57,002	$57	$972,111	$(2,270)	$(541,394)	$234	$428,738

	Three Months Ended September 30, 2021

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at June 30, 2021	41,315	$41	$529,019	$94	$(305,309)	$23,764	$247,609
Share-based compensation expense	—	—	7,656	—	—	—	7,656
Other comprehensive loss	—	—	—	(62)	—	—	(62)
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions and offering costs	3,565	4	162,219	—	—	—	162,223
Issuance of common stock in connection with restricted stock unit vesting	170	—	—	—	—	—	—
Deconsolidation event	—	—	—	—	—	(16,899)	(16,899)
Issuance of common stock upon exercise of options, net	137	—	3,416	—	—	—	3,416
Shares issued under employee stock purchase plan	15	—	545	—	—	—	545
Cancellation of restricted stock awards	(3)	—	—	—	—	—	—
Net loss attributable to non-controlling interest	—	—	—	—	—	(6,301)	(6,301)
Net loss attributable to Zentalis	—	—	—	—	(4,191)	—	(4,191)
Balance at September 30, 2021	45,199	$45	$702,855	$32	$(309,500)	$564	$393,996

	Nine Months Ended September 30, 2021

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2020	41,040	$41	$509,339	$36	$(200,834)	$24,795	$333,377
Share-based compensation expense	—	—	27,266	—	—	—	27,266
Other comprehensive loss	—	—	—	(4)	—	—	(4)
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions and offering costs	3,565	4	162,219	—	—	—	162,223
Issuance of common stock in connection with restricted stock unit vesting	442	—	—	—	—	—	—
Deconsolidation event	—	—	—	—	—	(16,899)	(16,899)
Issuance of common stock upon exercise of options, net	141	—	3,486	—	—	—	3,486
Shares issued under employee stock purchase plan	15	—	545	—	—	—	545
Cancellation of restricted stock awards	(4)	—	—	—	—	—	—
Net loss attributable to non-controlling interest	—	—	—	—	—	(7,332)	(7,332)
Net loss attributable to Zentalis	—	—	—	—	(108,666)	—	(108,666)
Balance at September 30, 2021	45,199	$45	$702,855	$32	$(309,500)	$564	$393,996

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
Liquidity
Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The Company determined that there are no conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that the interim unaudited condensed consolidated financial statements for the quarter ended September 30, 2022 are issued.
2. Interim Unaudited Financial Statements
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. The year-end condensed consolidated balance sheet data was derived from the Company’s audited financial statements but do not include all disclosures required by U.S. GAAP. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operation for the periods presented, with such adjustments consisting only of normal recurring adjustments. Certain reclassifications have been made to the prior period condensed consolidated balance sheet to conform to the current period presentation.
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
Significant Accounting Policies
During the nine months ended September 30, 2022, there have been no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
Beginning in July 2021, the financial position and results of operations of Zentera were no longer included in our consolidated financial statements. During the period of deconsolidation we measured the fair value of our retained investment in Zentera using the backsolve method with consideration for a lack of marketability. An equity method investment of $28.0 million is recorded on our balance sheet at September 30, 2022. This amount represents our maximum exposure to loss as a result of our involvement with Zentera. A deferred tax liability of $5.9 million representing the tax impact of the unrealized gain on deconsolidation is recorded on our balance sheet at September 30, 2022. A gain of $51.6 million, measured as the difference between the fair value of our retained noncontrolling interest together with the carrying amount of the Zentera noncontrolling interest, and the carrying amount of Zentera’s assets and liabilities was recognized during the year ended December 31, 2021. The difference between the carrying amount of our investment in Zentera and our portion of the Zentera net assets was $5.0 million as of September 30, 2022. This difference is accounted for in our equity method investment analogous to in-process research and development.
In May 2020, each of our subsidiaries Zeno Alpha, Inc., K-Group Alpha, Inc., Zeno Management Inc., and K-Group Beta, Inc. entered into a collaboration and royalty-bearing license agreement with Zentera, which we refer to as the “Zentera Sublicenses,” pursuant to which we collaborate with Zentera on the development and commercialization of ZN-c3 and ZN-d5, collectively referred to as the “Collaboration Products,” respectively, in the People’s Republic of China, Macau, Hong Kong and Taiwan, which is referred to as the “Zentera Collaboration Territory.” Under each Zentera Sublicense, Zentera will lead development, and upon regulatory approval, the commercialization, of the collaboration products in the Zentera Collaboration Territory.
Under the terms of the Zentera Sublicenses, Zentera is responsible for the costs of developing the Collaboration Products in the Zentera Collaboration Territory, and we are responsible for the costs of developing the Collaboration Products outside the Zentera Collaboration Territory, provided that Zentera will reimburse us for a portion of the costs for global data management, pharmacovigilance, safety database management, and chemistry, manufacturing and controls activities with respect to each Collaboration Product. Prior to the deconsolidation of Zentera in July 2021, these costs were eliminated in consolidation. For the three and nine months ended September 30, 2022, the amounts incurred under this arrangement totaled $3.2 million and $8.3 million, respectively, and are presented as contra-research and development expense in the unaudited condensed consolidated statement of operations. A corresponding receivable is recorded within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet. We have not provided material financial or other support to Zentera during the periods ended September 30, 2022 and 2021 that was not previously contractually required.

4. Business Combinations
Kalyra Pharmaceuticals, Inc.
On December 21, 2017, we acquired $4.5 million of Kalyra Pharmaceuticals, Inc.’s (“Kalyra”) Series B Preferred Stock representing a 25% equity interest in Kalyra for purposes of entering the analgesics therapeutic research space. The acquisition price was paid entirely in cash.
In accordance with the authoritative guidance, we concluded that Kalyra is a business consisting of inputs, employees, intellectual property and processes capable of producing outputs. Additionally, we have concluded that Kalyra is a VIE, we are the primary beneficiary and have the power to direct the activities that most significantly affect Kalyra’s economic performance through common management and our board representation. Prior to December 21, 2017, the Company and Kalyra transacted for the delivery of research and development services and support. The financial position and results of operations of Kalyra have been included in our consolidated financial statements from the date of the initial investment.
Pursuant with authoritative guidance, we have recorded the identifiable assets, liabilities and noncontrolling interests in the VIE at their fair value upon initial consolidation. The identified goodwill is comprised of the workforce and expected synergies from combining the entities. Total assets and liabilities of Kalyra as of September 30, 2022 and December 31, 2021 are immaterial. The liabilities recognized as a result of consolidating Kalyra do not represent additional claims on our general assets. Pursuant to the authoritative guidance, the equity interest in Kalyra not owned by Zentalis is reported as a noncontrolling interest on our condensed consolidated balance sheets.
The following is a reconciliation of equity (net assets) attributable to the noncontrolling interest (in thousands):

	September 30,	December 31,
	2022	2021
Noncontrolling interest at beginning of period	$528	$24,795
Net loss attributable to noncontrolling interest	(294)	(7,368)
Deconsolidation of Zentera	—	(16,899)
Noncontrolling interest at end of period	$234	$528
5. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$263,151	$7	$(927)	$262,231
Corporate Debt Securities	7,481	—	(75)	7,406
US Government Agencies	23,958	—	(251)	23,707
US Treasury	86,852	—	(1,021)	85,831
	$381,442	$7	$(2,274)	$379,175

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$199,321	$11	$(55)	$199,277
Corporate Debt Securities	10,085	—	(7)	10,078
US Government Agencies	20,032	1	—	20,033
US Treasury	50,860	—	(75)	50,785
	$280,298	$12	$(137)	$280,173

As of September 30, 2022, sixty-five of our available-for-sale debt securities with a fair market value of $369.4 million were in a gross unrealized loss position of $2.3 million. When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of September 30,

2022, because we do not intend to sell these securities, and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	September 30, 2022	December 31, 2021
	Estimated Fair Value
Due within one year	$379,175	$258,948
After one but within five years	—	21,225
	$379,175	$280,173
The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	September 30, 2022			December 31, 2021
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$23,719	$—	$23,719	$43,653	$—	$43,653
Commercial paper	4,988	—	4,988	—	—	—
Total cash equivalents:	28,707	—	28,707	43,653	—	43,653

Available-for-sale marketable securities:
Commercial paper	—	262,231	262,231	—	199,277	199,277
Corporate Debt Securities	—	7,406	7,406	—	10,078	10,078
US Government Agencies	—	23,707	23,707	—	20,033	20,033
US Treasury securities	85,831	—	85,831	50,785	—	50,785
Total available-for-sale marketable securities:	85,831	293,344	379,175	50,785	229,388	280,173

Total assets measured at fair value	$114,538	$293,344	$407,882	$94,438	$229,388	$323,826

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2022. We had no instruments that were classified within Level 3 as of September 30, 2022 or December 31, 2021.

6. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid insurance	$1,678	$990
Prepaid software licenses and maintenance	608	403
Foreign R&D credit refund	570	1,808
Prepaid research and development expenses	15,598	11,204
Interest receivable	417	258
Zentera receivable	3,225	2,373
Other prepaid expenses	300	644
Total prepaid expenses and other assets	22,396	17,680
Less long-term portion	10,232	7,040
Total prepaid expenses and other assets, current	$12,164	$10,640
7. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Lab equipment	$2,622	$2,057
Leasehold improvements	4,891	4,515
Office equipment and furniture	2,065	2,123
Computer equipment	150	211
Construction in progress	—	34
Subtotal	9,728	8,940
Accumulated depreciation and amortization	(1,701)	(792)
Property and equipment, net	$8,027	$8,148
Depreciation and amortization expense for the three months ended September 30, 2022 and 2021 was approximately $375 thousand and $137 thousand, respectively. Depreciation and amortization expense for the nine months ended September 30, 2022 and 2021 was approximately $1,067 and $335 thousand, respectively.

8. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued research and development expenses	$29,813	$18,531
Accrued employee expenses	10,020	9,250
Accrued legal expenses	1,442	669
Accrued general and administrative expenses	411	1,480
Lease liability	2,207	1,453
Taxes payable	348	971
Total accrued expenses	$44,241	$32,354
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

At September 30, 2022, 7,723,355 shares were subject to outstanding awards under the 2020 Plan and 840,642 shares were available for future grants of share-based awards under the 2020 Plan.
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
At September 30, 2022, 415,500 shares were subject to outstanding awards under the 2022 Inducement Plan and 1,084,500 shares were available for future grants of share-based awards under the 2022 Inducement Plan.
Total share-based compensation expense related to share based awards was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expense	$4,526	$3,697	$14,723	$10,746
General and administrative expense	5,791	3,959	22,505	16,520
Total share-based compensation expense	$10,317	$7,656	$37,228	$27,266
Total share-based compensation expense for the nine months ended September 30, 2021 includes approximately $138 thousand of share-based compensation expense for employees, consultants and directors of Zentera.

Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock Options	$8,999	$5,596	$29,301	$14,267
Employee Stock Purchase Plan	93	103	305	213
RSAs and RSUs	1,225	1,957	7,622	12,786
	$10,317	$7,656	$37,228	$27,266
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

The fair value of the stock options granted during the nine months ended September 30, 2022 and September 30, 2021 was determined with the following assumptions:

	September 30, 2022	September 30, 2021
Expected volatility	73.6% - 80.5%	73.9% - 76.6%
Average expected term (in years)	6.0 - 6.5	5.2 - 6.2
Risk-free interest rate	1.5% - 3.3%	0.5% - 1.1%
Expected dividend yield	—%	—%
Employee Stock Purchase Plan
In April 2020, the Company’s Board of Directors adopted, and the Company’s stockholders approved the Zentalis Pharmaceuticals, Inc. 2020 Employee Stock Purchase Plan (the “ESPP”), which was subsequently amended and restated effective March 15, 2021. The maximum aggregate number of shares of the Company’s common stock available for issuance under the ESPP at September 30, 2022 was 1,955,387. Under the terms of the ESPP, the Company’s employees may elect to have up to 20% of their compensation, up to a maximum value of $25,000 per calendar year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lower of the fair market value per share (at closing) of the Company’s common stock on (i) the first trading day of a six-month offering period, or (ii) the applicable purchase date, defined as the last trading day of the six-month offering period. The weighted average assumptions used to estimate the fair value of stock purchase rights under the ESPP during the period ended September 30, 2022 are as follows:

Ended September 30, 2022
ESPP
Volatility	73.3%
Expected term (years)	0.5
Risk free rate	1.1%
Expected dividend yield	—
Compensation Expense Summary
Total unrecognized estimated compensation cost by type of award and the weighted average requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	September 30, 2022
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$103,419	3.14
RSAs	446	0.97
RSUs	11,489	2.93
ESPP	$—	0

During the nine months ended September 30, 2022, we issued 60.1 thousand shares of common stock in connection with the exercises of stock options. For the nine months ended September 30, 2022, 0.2 million shares of common stock issued in conjunction with certain restricted stock awards (“RSAs”), vested. Outstanding stock options, unvested RSAs, and unvested RSUs totaling approximately 7.7 million shares, 0.2 million shares and 0.5 million shares of our common stock, respectively, were outstanding as of September 30, 2022.
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

Leases
Our commitments include payments related to operating leases. Approximate annual future minimum operating lease payments as of September 30, 2022 are as follows (in thousands):

Year	Operating Leases
2022 (remaining)	$1,116
2023	6,340
2024	6,486
2025	6,799
2026	7,278
Thereafter	46,229
Total minimum lease payments:	74,248
Less: imputed interest	(29,079)
Total operating lease liabilities	45,169
Less: current portion	(2,207)
Lease liability, net of current portion	$42,962
The weighted-average remaining lease term of our operating leases is approximately 10.0 years.

11. Net Loss Per Common Share
Basic and diluted net loss per common share were calculated as follows (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to Zentalis	$(54,401)	$(4,191)	$(181,835)	$(108,666)
Denominator:
Weighted average number of common shares outstanding, basic and diluted	56,807	44,609	51,098	41,918
Net loss per common share	$(0.96)	$(0.09)	$(3.56)	$(2.59)
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

	September 30,
	2022	2021
Outstanding stock options	7,671	4,055
Unvested RSAs	172	447
Unvested RSUs	468	364
	8,311	4,866
12. Related Party Disclosures
Tempus
Kimberly Blackwell, M.D., our Chief Executive Officer and a member of our Board of Directors, was previously employed by Tempus Labs, Inc. ("Tempus") and now serves as an advisor of Tempus. The Company entered into a Master Services Agreement with Tempus in December 2020 to provide data licensing and research services. There were $0.3 million and $1.0 million fees incurred for services performed by Tempus for the nine months ended September 30, 2022 and 2021, respectively.

Zentera

Kevin D. Bunker, Ph.D., our Chief Scientific Officer, serves as a member of the Board of Directors of Zentera. Accordingly, the Company identifies Zentera as a related party.
In May 2020, we entered into the Zentera Sublicenses, pursuant to which we collaborate with Zentera on the development and commercialization of the Collaboration Products in the Zentera Collaboration Territory. Under the terms of the Zentera Sublicenses, Zentera is responsible for the costs of developing the Collaboration Products in the Zentera Collaboration Territory, and we are responsible for the costs of developing the Collaboration Products outside the Zentera Collaboration Territory, provided that Zentera will reimburse us for a portion of its costs for global data management, pharmacovigilance, safety database management, and chemistry, manufacturing and controls activities with respect to each Collaboration Product. Prior to the deconsolidation of Zentera during July 2021, these costs were eliminated in consolidation. For the nine months ended September 30, 2022, the amounts incurred under this arrangement totaled $8.3 million, and are presented as contra-research and development expense in the consolidated statement of operations.
During the nine months ended September 30, 2022 we divested an early stage asset to Zentera for $0.2 million.
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
Overview
We are a clinical-stage biopharmaceutical company focused on discovering and developing small molecule therapeutics targeting fundamental biological pathways of cancers. We use our highly efficient drug discovery engine, which we refer to as our Integrated Discovery Engine, to identify targets and develop small molecule new chemical entities, or NCEs, with properties that we believe could result in potentially differentiated product profiles. Our discovery engine combines our extensive experience and capabilities across cancer biology and medicinal chemistry. We believe our product candidates are differentiated from other programs targeting similar pathways and, if approved, have the potential to significantly impact clinical outcomes of patients with cancer.

Our Pipeline

We are developing a focused pipeline of product candidates with the potential to address large patient populations. We currently have two lead product candidates: ZN-c3, an inhibitor of Wee1, a protein tyrosine kinase, and ZN-d5, a selective inhibitor of B-cell lymphoma 2, or BCL-2.

ZN-c3, an oral, small molecule DNA damage response product candidate targeting Wee1, is designed to induce synthetic lethality in cancer cells. The inhibition of Wee1 aims to generate sufficient DNA damage in cancer cells to undergo apoptosis, thereby preventing tumor growth and potentially causing tumor regression. ZN-c3 is currently being evaluated in multiple ongoing clinical trials.

We are developing ZN-d5, an oral selective inhibitor of BCL-2, an intracellular protein that suppresses apoptosis for the treatment of cancers, which is currently being evaluated in patients with hematologic malignancies. We have applied our expertise to design ZN-d5 to have optimized potency, selectivity and PK. ZN-d5 is currently being evaluated in multiple ongoing clinical trials.

We currently own worldwide development and commercialization rights to ZN-c3 and ZN-d5, other than in select Asian countries (including China), for which we have out-licensed these rights to our joint venture, Zentera Therapeutics (Cayman), Ltd., or Zentera. As of September 30, 2022, we hold a 40.3% equity interest in Zentera.

ZN-c3 (Wee1 Inhibitor) Trials
ZN-c3 is being evaluated in multiple current or planned clinical trials, including:

•Phase 2 monotherapy clinical trial for the treatment of women with recurrent or persistent uterine serous carcinoma, or USC. The FDA granted Fast Track designation in November 2021 to ZN-c3 for the treatment of patients with advanced metastatic USC who have received at least one prior platinum-based chemotherapy regimen. As of a data cutoff on September 14, 2022, a total of 43 patients were enrolled and dosed. ZN-c3 was well tolerated and the safety profile was similar or improved relative to previously disclosed data, exhibiting a better hematological and gastrointestinal tolerability profile. We anticipate that the Phase 2 USC trial dose will be modified based on our ongoing dose optimization activities across the ZN-c3 program and that, as a result, the timeline of the USC study will be extended. We anticipate providing an update on ZN-c3 dosing in the first half of 2023.

•Phase 1/2 monotherapy clinical trial for the treatment of advanced solid tumors.

•Phase 1/2 monotherapy clinical trial for Cyclin E driven high-grade serous ovarian cancer patients with overexpression and amplification as a biomarker enrichment strategy.

•Phase 1/2 clinical trial evaluating ZN-c3 in combination with GlaxoSmithKline’s PARP inhibitor niraparib (ZEJULA®), as part of a clinical research collaboration in ovarian cancer. This study, currently enrolling with concurrent dosing of the two drugs, will be expanded to include a cohort that will be given ZN-c3 and niraparib on a dose escalating, alternating schedule of one week of ZN-c3 followed by one week of niraparib.

•Phase 1b clinical trial in combination with chemotherapy in patients with platinum-resistant ovarian cancer.

•Phase 1/2 clinical trial of ZN-c3 in combination with chemotherapy in pediatric and adult patients with osteosarcoma. We received orphan drug designation and rare pediatric disease designation from the FDA for osteosarcoma. We expect to report initial results from this trial at the Connective Tissue Oncology Society (CTOS) Annual Meeting November 16, 2022.
•Phase 1/2 clinical trial of ZN-c3 in combination with encorafenib and cetuximab (BEACON regimen) in BRAF V600E-mutated metastatic colorectal cancer, or mCRC, patients in collaboration with Pfizer.

We have agreed to support the following investigator-initiated trial of ZN-c3:

•Phase 1/2 trial in combination with gemcitabine in platinum-resistant pancreatic cancer patients with the Dana-Farber Cancer Institute.

ZN-d5 (BCL-2 Inhibitor) Trials
ZN-d5 is being evaluated in ongoing or planned clinical trials, including:

•Phase 1 monotherapy dose escalation trial for ZN-d5 is enrolling patients with relapsed/refractory non-hodgkin lymphoma, or NHL.

•Phase 1/2 monotherapy trial of ZN-d5 in amyloidosis.

•We also announced plans to initiate a Phase 1/2 combination trial of ZN-d5 and ZN-c3 in acute myeloid leukemia, or AML, in 2022.

BCL-xL Heterobifunctional Degrader
We declared our BCL-xL protein degrader candidate and initiated IND-enabling studies. We are developing a BCL-xL heterobifunctional degrader based on E3 ligases not expressed in platelets, allowing for the potential mitigation of dose-limiting thrombocytopenia associated with BCL-xL inhibitors.

Zentera Therapeutics
Our China joint venture, Zentera, is also advancing clinical trials in China for ZN-c3 and ZN-d5. See “Zentera Therapeutics” below and Notes 3 and 12 to our interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Since inception, we have incurred significant operating losses. Our net losses were $166.1 million for the year ended December 31, 2021, and $182.1 million and $116.0 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. We had an accumulated deficit of $541.4 million as of September 30, 2022. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We had cash, cash equivalents and marketable securities of $421.7 million as of September 30, 2022. We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
Impact of COVID-19 Pandemic
We continue to monitor how the COVID-19 pandemic is affecting our employees, business, preclinical studies and clinical trials. Our employees are working based on a hybrid work model, in which they work both from our offices and remotely. Disruptions caused by the COVID-19 pandemic have resulted in difficulties including delays in initiating new trial sites and certain supply chain activities, suspension of enrollment at some of our existing trial sites, and the incurrence of additional costs as a result of preclinical study and clinical trial delays and adjustments and supply chain delays. Limited operations at our laboratory facilities during quarantine periods resulted in delays in our research-stage programs. As a result, we expect that the COVID-19 pandemic will continue to impact our business, results of operations, clinical development timelines and financial condition. At this time, there is continuing uncertainty relating to the trajectory of the COVID-19 pandemic and impact of related responses. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the impact of variants, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the continued impact on financial markets and the global economy, the adoption and effectiveness of vaccines and vaccine distribution efforts, and the effectiveness of the global response to contain and treat the disease. See “Risk Factors— The COVID-19 pandemic has adversely impacted and we expect will continue to adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1A. of this Quarterly Report on Form 10-Q.
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
Pfizer Agreement
In April 2022, we entered into an agreement with Pfizer to collaborate to advance the clinical development of ZN-c3. We did not grant Pfizer any economic ownership or control of ZN-c3 or the rest of our pipeline.
In October 2022, we announced our first clinical development collaboration with Pfizer to initiate a Phase 1/2 dose escalation study of ZN-c3, in combination with encorafenib and cetuximab (FDA approved, standard of care, BEACON regimen) in BRAF V600E-mutant mCRC patients.
GlaxoSmithKline Clinical Trial Collaboration and Supply Agreement

In April 2021, we entered into a clinical trial collaboration and supply agreement with GlaxoSmithKline plc, or GSK, under which we are evaluating the combination of ZN-c3 and niraparib, GSK’s PARP inhibitor, in patients with ovarian cancer.

Pursuant to this agreement, we are responsible for the conduct and cost of the relevant studies, under the supervision of a joint development committee made up of our representatives and representatives of GSK that meets quarterly. GSK is supplying niraparib for use in the collaboration, at no cost to us. We are required to provide to GSK clinical data and other reports upon completion of the study.

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

Zentera Therapeutics
In May 2020, each of our subsidiaries Zeno Alpha, Inc., K-Group Alpha, Inc. Zeno Management, Inc. and K-Group Beta, Inc. entered into a collaboration and license agreement with our joint venture, Zentera, which we refer to as the Zentera Sublicenses, pursuant to which we collaborate with Zentera on the development and commercialization of ZN-c3 and ZN-d5, respectively, whether alone or in a licensed product, or the Collaboration Products, in each case for the treatment or prevention of disease, other than for pain, which is referred to as the Zentera Field, in the People’s Republic of China, Macau, Hong Kong and Taiwan, which is referred to as the Zentera Collaboration Territory. Under each Zentera Sublicense, Zentera will lead development, and upon regulatory approval, the commercialization, of the Collaboration Products in the Zentera Collaboration Territory.
On May 19, 2020, Zentera issued an aggregate of 60.2% of its issued shares of common stock to Zeno Alpha, Inc., K-Group Alpha, Inc., K-Group Beta, Inc., Zeno Management, Inc. and Zeno Beta, Inc. In July 2021, Zentera entered into a Series B Preference Shares Purchase Agreement, pursuant to which it raised $75.0 million in gross proceeds. As of September 30, 2022, we hold a 40.3% equity interest in Zentera. Kevin D. Bunker, Ph.D., our Chief Scientific Officer, serves as a member of the Board of Directors of Zentera.
Under each Zentera Sublicense, we granted Zentera an exclusive, royalty-bearing license under certain of our technology, including technology licensed from Recurium IP under the Recurium Agreement, to develop and commercialize the Collaboration Products in the Zentera Field and in the Zentera Collaboration Territory, subject to certain rights that we retain, and upon a successful manufacturing transfer, a non-exclusive license under certain of our manufacturing technology to manufacture Collaboration Products in the Zentera Field and in the Zentera Collaboration Territory. Zentera has the right to sublicense its rights under the Zentera Sublicenses subject to certain conditions.
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
The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
ZN-c3	$12,333	$16,005	$36,480	$32,470
ZN-d5	5,694	4,150	7,145	12,189
ZN-c5[1]	1,950	4,555	14,212	21,836
ZN-e4[1]	309	284	1,024	995
Unallocated research and development expenses	21,895	29,004	73,257	69,672
Total research and development expenses	$42,181	$53,998	$132,118	$137,162
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have a higher development costs than those in earlier stages of clinical development,
1 As disclosed previously, we are discontinuing the clinical development of ZN-c5 and ZN-e4.

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

Results of Operations
Comparison of Three Months Ended September 30, 2022 to Three Months Ended September 30, 2021
The following table summarizes our results of operations for the periods indicated, together with the changes in those items in dollars:

	Three Months Ended September 30,		Increase (Decrease)
	2022	2021
	(in thousands)
Operating expenses
Research and development	$42,181	$53,998	$(11,817)
General and administrative	12,012	8,872	3,140
Total operating expenses	54,193	62,870	(8,677)
Loss from operations	(54,193)	(62,870)	8,677
Investment and other income, net	1,905	99	1,806
Gain on deconsolidation of Zentera	—	51,582	(51,582)
Net loss before income taxes	(52,288)	(11,189)	(41,099)
Income tax expense (benefit)	(159)	(697)	538
Loss on equity method investment	2,371	—	2,371
Net loss	(54,500)	(10,492)	(44,008)
Net loss attributable to noncontrolling interest	(99)	(6,301)	6,202
Net loss attributable to Zentalis	$(54,401)	$(4,191)	$(50,210)
Research and Development Expenses
Research and development, or R&D, expenses for the three months ended September 30, 2022 were $42.2 million, compared to $54.0 million for the three months ended September 30, 2021. The decrease of $11.8 million was primarily due to non-recurring R&D impairments and licensing milestones of $8.8 million and $5.0 million, respectively, recorded during the three months ended September 30, 2021. Other decreases in R&D expenses included $4.6 million in decreased manufacturing and collaborative expenses and $0.3 million of additional reimbursement from Zentera under our cost sharing arrangement. These decreases were offset by increases of $3.4 million, $3.1 million and $0.4 million of clinical trial related costs, personnel and consulting costs and overhead allocations, respectively.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2022 were $12.0 million, compared to $8.9 million during the three months ended September 30, 2021. This increase of $3.1 million was primarily attributable to an increase in non-cash stock based compensation of $1.8 million and $0.3 million related to other compensation. Increases of $1.9 million, $0.6 million and $0.5 million were seen in rent and depreciation expense, external consulting expense and legal expense, respectively. These amounts were partially offset by a decrease in permits and fees and allocation of overhead expenditures to research and development of $1.6 million and $0.4 million, respectively.

Investment and Other Income, Net
Investment and other income, net was $1.9 million for the three months ended September 30, 2022, compared to $0.1 million for the three months ended September 30, 2021. The increase of $1.8 million was primarily driven by returns on an increase of invested cash and marketable securities.
Gain on Deconsolidation of Zentera
During the three months ended September 30, 2021, Zentera was deconsolidated, resulting in a gain of $51.6 million. There was no comparable event during the corresponding period in 2022.
Loss on Equity Method Investment
Loss on equity method investment was $2.4 million for the three months ended September 30, 2022. We did not have a comparable loss on equity method investment during the three months ended September 30, 2021.
Comparison of Nine Months Ended September 30, 2022 to Nine Months Ended September 30, 2021

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021
	(in thousands)
Operating expenses
Research and development	$132,118	$137,162	$(5,044)
General and administrative	43,415	31,187	12,228
Total operating expenses	175,533	168,349	7,184
Loss from operations	(175,533)	(168,349)	(7,184)
Investment and other income, net	2,755	313	2,442
Gain on deconsolidation of Zentera	—	51,582	(51,582)
Net loss before income taxes	(172,778)	(116,454)	(56,324)
Income tax expense (benefit)	(109)	(456)	347
Loss on equity method investment	9,460	—	9,460
Net loss	(182,129)	(115,998)	(66,131)
Net loss attributable to noncontrolling interest	(294)	(7,332)	7,038
Net loss attributable to Zentalis	$(181,835)	$(108,666)	$(73,169)
Research and Development Expenses
R&D expenses for the nine months ended September 30, 2022 were $132.1 million, compared to $137.2 million for the nine months ended September 30, 2021. The decrease of $5.1 million was primarily due to non-recurring R&D impairments and licensing milestone of $8.8 million and $10.0 million, respectively, recorded during the nine months ended September 30, 2021. Other decreases in R&D expenses included $12.9 million in Chemistry, Manufacturing and Controls Management, or CMC, costs, $5.4 million of additional reimbursement from Zentera under our cost sharing arrangement and $2.8 million of collaborative expenditures. These decreases were offset by increases of $18.7 million, $12.0 million and $3.5 million of clinical trial related costs, personnel expenditures and overhead allocations to R&D. Additionally, reimbursements from grants decreased $0.6 million for the nine months ended September 30, 2022.

General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2022 were $43.4 million, compared to $31.2 million during the nine months ended September 30, 2021. This increase of $12.2 million was primarily attributable to an increase of $8.5 million in employee-related costs, of which $6.0 million was driven by non-cash stock based compensation and $1.0 million of other non-recurring compensation. Increases of $5.5 million, $1.7 million and $1.1 million were seen in facilities, consulting expenses and legal expenses, respectively. Travel expenses increased by $0.2 million. These amounts were partially offset by decreases of $3.4 million and $1.5 million for allocation of overhead to R&D and permits, software and supplies, respectively.
Investment and Other Income, Net
Investment and other income, net was $2.8 million for the nine months ended September 30, 2022, compared to $0.3 million for the nine months ended September 30, 2021. The increase of $2.4 million was driven by returns on an increase of invested cash and marketable securities.
Gain on Deconsolidation of Zentera
During the nine months ended September 30, 2021, Zentera was deconsolidated, resulting in a gain of $51.6 million. There was no comparable event during the corresponding period in 2022.
Loss on Equity Method Investment
Loss on equity method investment was $9.5 million for the nine months ended September 30, 2022. We did not have a comparable loss on equity method investment during the nine months ended September 30, 2021.
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
As a result, we will need to raise substantial additional capital to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we plan to finance our operations through the sale of equity, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of the economic downturn and ongoing uncertainty related to the evolving COVID-19 pandemic, the conflict in Ukraine, ongoing global supply chain issues and increased inflation and interest rates. The COVID-19 pandemic and related global events have resulted in an economic downturn that could adversely affect our operations, our ability to conduct our clinical trials, our ability to raise additional funds through public offerings and the volatility of our stock price and trading in our stock. Even after the COVID-19 pandemic has subsided, we expect we will continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. If we are unable to secure adequate additional funding as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates or delay our pursuit of potential in-licenses or acquisitions.

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
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity securities. From inception through September 30, 2022, we raised a total of $926.2 million in gross proceeds from the sale of our common stock and Series A, B and C convertible preferred units. As of September 30, 2022, we had cash, cash equivalents, and marketable securities of $421.7 million, and an accumulated deficit of $541.4 million. We had no indebtedness as of September 30, 2022.
ATM Program
In May 2021, we entered into a sales agreement, or the Sales Agreement, with SVB Leerink LLC, or SVB Leerink, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $200.0 million in “at-the-market” offerings, or the ATM, under our Registration Statement on Form S-3 (File No. 333-255769) filed with the U.S. Securities and Exchange Commission, or the SEC, on May 4, 2021. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act of 1933, as amended, or the Securities Act, including sales made directly through The Nasdaq Global Market or any other existing trading market for our common stock. During the quarter ended September 30, 2022, we did not sell any shares of common stock under the Sales Agreement. As of September 30, 2022, there was $190.0 million of common stock remaining available for sale under the Sales Agreement.
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

Cash Flows

The following table summarizes our sources and uses of cash for the period presented:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(126,422)	$(117,072)
Net cash used in investing activities	(102,286)	(61,382)
Net cash provided by financing activities	211,302	166,254
Net decrease in cash and cash equivalents	$(17,406)	$(12,200)
Operating Activities
We have incurred losses since inception. Net cash used in operating activities for the nine months ended September 30, 2022 was $126.4 million, consisting primarily of our net loss of $182.1 million as we incurred expenses associated with research and development activities for our product candidates and incurred general and administrative expenses, and offset by non-cash adjustments of $46.4 million and changes in operating assets and liabilities of $9.3 million.
Net cash used in operating activities for the nine months ended September 30, 2021 was $117.1 million, consisting primarily of our net loss of $116.0 million as we incurred expenses associated with research and development activities for our product candidates and incurred general and administrative expenses, as well as changes in operating assets and liabilities of $14.2 million, partially offset by non-cash adjustments of $15.3 million.

Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2022 of $102.3 million was attributable to the proceeds from maturities of marketable securities of $307.3 million, offset by net investment of excess cash of $407.2 million and the purchases of property and equipment of $2.4 million.
Net cash used in investing activities for the nine months ended September 30, 2021 of $61.4 million was attributable to the proceeds from maturities of marketable securities of $237.1 million, offset by net investment of excess cash of $280.3 million, the deconsolidation of Zentera cash of $14.3 million and the purchases of property and equipment of $3.9 million.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2022 of $211.3 million primarily relates to the May 2022 follow-on offering, which provided net cash of $188.8 million, and the April 2022 direct offering to Pfizer, which provided net cash of $20.5 million. Of the $25.0 million gross proceeds received from Pfizer, $4.2 million of the proceeds represented a premium in excess of the fair value of our common stock on the date of the investment. This amount has been recorded as accrued research and development expense on the unaudited condensed consolidated balance sheet and will be recognized as a reduction of research and development expense over the term of the collaboration. An additional $2.0 million was provided from the issuance of common stock under equity incentive plans.
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
We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
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
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against any intellectual property-related claims; and
•our ability to attract and retain skilled personnel.

In addition, the magnitude and duration of the COVID-19 pandemic and its impact on our liquidity and future funding requirements is uncertain as of the filing date of this Quarterly Report on Form 10-Q, as the pandemic continues to evolve globally. We have considered and will continue to consider the availability of relief provided by such legislative actions as the Families First Act and the CARES Act, and have opted to pursue certain, but not all measures including the deferral of employer payroll taxes, but not including Payroll Protection Plan loans. See “Impact of COVID-19 Pandemic” and “Risk Factors—The COVID-19 pandemic has adversely impacted and we expect will continue to adversely impact our business, including our preclinical studies and clinical trials”.
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
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We have no products approved for commercial sale and have not generated any revenue from product sales. To date, we have devoted substantially all of our resources and efforts to organizing and staffing our company, business planning, executing partnerships, raising capital, discovering, identifying and developing potential product candidates, securing related intellectual property rights and conducting preclinical studies and clinical trials of our product candidates, including the ongoing clinical trials of ZN-c3 and ZN-d5. We have not yet demonstrated our ability to obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability than it could be if we had a longer operating history.
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
We have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date and have financed our operations principally through private financings, our initial public offering, or IPO, and follow-on public offerings of our common stock. We have incurred net losses of $166.1 million for the year ended December 31, 2021, and $182.1 million and $116.0 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $541.4 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. Four of our product candidates, ZN-c3, ZN-d5, ZN-c5 and ZN-e4, are in clinical trials, although we previously disclosed that we are discontinuing clinical development of ZN-c5 and ZN-e4 following the completion of existing clinical trials. Our other programs are in preclinical research. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential products.

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
Our business depends entirely on the successful discovery, development and commercialization of our product candidates. We currently generate no revenues from sales of any products. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any future collaborator’s ability, to achieve a number of objectives, including:
•successful and timely completion of preclinical and clinical development of our product candidates, including ZN-c3 and ZN-d5 and any other future product candidates, as well as the associated costs, including any unforeseen costs we have incurred and may continue to incur as a result of preclinical study or clinical trial delays due to public health emergencies, such as the prolonged COVID-19 pandemic, global economic issues, including rising inflation and interest rates, or the ongoing military conflict in Ukraine, among other causes;
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
As of September 30, 2022, we had cash and cash equivalents and marketable securities of $421.7 million. Based on current business plans, we believe that our existing cash, cash equivalents and marketable securities as of September 30, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2025, but will not be sufficient to fund all of the activities that are necessary to complete the development of our product candidates. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Market volatility resulting from public health emergencies such as the COVID-19 pandemic, global supply chain disruptions, international political instability, rising inflation and interest rates or other factors could also adversely impact our ability to access capital as and when needed. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts.

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

•We may lose certain rights under circumstances identified in our collaborations, including if we undergo a change of control.

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

•Collaborators may be unable to maintain compliance with good practice quality guidelines and regulations, including good laboratory practice, or GLP, good clinical practice, or GCP, and current good manufacturing practice, or cGMP, requirements or to secure approval for clinical development plans from the FDA or foreign regulatory authorities.

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
Before obtaining marketing approval from the FDA or other comparable foreign regulatory authorities for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete and its ultimate outcome is uncertain. A failure of one or more clinical trials can occur at any stage of the process. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials, including that potential biomarkers, even if validated preclinically, may not be functionally validated in clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs.
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
Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for their intended uses. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials will be successful. We do not know whether ZN-c3 and ZN-d5 will perform in current or future clinical trials as they have performed in preclinical studies, or ongoing clinical trials to date. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA, EMA and other comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials.
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
From time to time, we may publicly disclose initial, preliminary or topline data from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the initial, topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, initial, topline and preliminary data should be viewed with caution until the final data are available.
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
We intend to develop ZN-c3, ZN-d5, and potentially other product candidates, in combination with other therapies, which exposes us to additional risks.
We intend to develop ZN-c3, ZN-d5, and likely other future product candidates, in combination with one or more other approved or unapproved therapies to treat cancer or other diseases. For example, we are currently evaluating ZN-c3 in combination with the approved agent niraparib.
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
We have chosen to initially address well-validated biochemical targets, and therefore expect to face competition from existing products and products in development for each of our product candidates. There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. Many of these current and potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical, human resources and commercial expertise than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA or other comparable foreign regulatory authorities or in discovering, developing and commercializing products in our field before we do.

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
If the FDA or a comparable regulatory authority requires approval, clearance or certification of, or confirmatory or additional studies with respect to, a companion diagnostic for any of our product candidates, whether before or after it obtains marketing approval, we, and/or future collaborators, may encounter difficulties in developing and obtaining approval for such product candidate. Any delay or failure by us or third-party collaborators to develop or obtain or maintain regulatory approval, clearance or certification of a companion diagnostic could delay or prevent approval or continued marketing of such product candidate.
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
Additionally, approval, clearance or certification of companion diagnostics may be subject to further legislative or regulatory reforms, notably in the EU. On May 25, 2017, the In Vitro Medical Devices Regulation (2017/746), or IVDR, entered into force. The IVDR repeals and replaces the EU In Vitro Diagnostic Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU member, regulations are directly applicable, i.e., without the need for adoption of EU member states laws implementing them, in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. The IVDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. The IVDR became applicable in May 2022; however, the European Parliament and Council adopted a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices, and there is a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation. The IVDR also introduces a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue a “Conformité Européenne,” or CE, certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a marketing authorization application for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national competent authorities or the EMA. These modifications may make it more difficult and costly for us to obtain regulatory clearances or approvals or certifications for our companion diagnostics or to manufacture, market or distribute our products after clearance or approval or certification is obtained.

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

Disruptions at the FDA and other agencies, such as the EMA, following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, in March 2020 the FDA postponed most inspections of foreign and domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Additionally, on April 15, 2021, the FDA began conducting voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities, where the FDA determines that remote evaluation would be appropriate. In July 2021, the FDA resumed standard inspectional operations of domestic facilities. More recently, the FDA has continued to monitor and implement changes to its inspectional activities as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States have adopted similar restrictions and other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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
For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was passed, which substantially changes the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures will impact our business. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include the American Rescue Plan Act of 2021, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For instance, the EU General Data Protection Regulation, or GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements, administrative penalties and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. In July 2020, the Court of Justice of the EU, or CJEU, limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses, or SCCs. In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed on October 7, 2022 on Enhancing Safeguards for Untied States Signals Intelligence Activities. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK. The UK’s Information Commissioner’s Office has published new data transfer standard contracts for transfers from the United Kingdom under the UK GDPR. This new documentation will be mandatory for relevant data transfers from September 21, 2022; existing SCCs arrangements must be migrated to the new documentation by March 21, 2024. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. The GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms to ensure compliance. This may be onerous and if our efforts to comply with GDPR or other applicable EEA laws and regulations are not successful, it could adversely affect our business in Europe.

Further, from January 1, 2021, companies have had to comply with both the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in United Kingdom national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of £17.5 million or 4% of global turnover. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how the UK data protection laws or regulations will develop in the medium to longer term. On June

28, 2021, the European Commission adopted an adequacy decision in favor of the UK, enabling data transfers from member states in the EU to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission renews or extends that decision. In September 2021, the UK government launched a consultation on its proposals for wide-ranging reform of UK data protection laws following Brexit and the response to this consultation was published in June 2022. There is a risk that any material changes which are made to the UK data protection regime could result in the European Commission reviewing the UK adequacy decision, and the UK losing its adequacy decision if the European Commission deems the UK to no longer provide adequate protection for personal data.

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
In 2020, a strain of the novel coronavirus disease, COVID-19, was declared a pandemic and spread across the world, including throughout the United States, Europe and Asia. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. Our employees are working based on a hybrid work model, in which they work both from our offices and remotely. As a result of the COVID-19 pandemic, we have experienced and we expect to continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:
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
Our facilities are located in regions that experience severe weather from time to time. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major tornado, flood, fire, earthquake, power loss, terrorist activity or other disasters and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
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
Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies and their uses, our and our licensors’ ability to operate without infringing the proprietary rights of others, and our and our licensors’ ability to successfully defend our patents, including those that we have in-licensed, against third party challenges. If we or our licensors are unable to protect our intellectual property rights or if our intellectual property rights are inadequate for our technology or our product candidates, our competitive position could be harmed. We and our licensors generally seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates, proprietary technologies and their uses that are important to our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents, if issued, will be infringed or will not be designed around, invalidated or rendered unenforceable by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our and our licensors’ proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our or our licensors’ rights or permit us or our licensors to gain or keep any competitive advantage. These uncertainties and/or limitations in our and our licensors’ ability to properly protect the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operations.
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
Our commercial success depends in part on avoiding infringement of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our product candidates and products that may be approved in the future, or impair our competitive position. There is a substantial amount of litigation and administrative proceedings, both within and outside the United States, involving patent and other intellectual property rights in the biopharmaceutical industry, including patent invalidity and infringement lawsuits, oppositions, reexaminations, IPR proceedings and PGR proceedings before the USPTO, foreign patent offices and/or in a court of law. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates.

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
As of September 30, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 60.4% of our outstanding common stock. As a result, these stockholders will be able to significantly influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

2.1	Plan of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.1	05/15/2020
2.2	Certificate of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.2	05/15/2020
3.1	Certificate of Incorporation of Zentalis Pharmaceuticals, Inc.	S-8	333-237593	4.1	04/07/2020
3.2	Bylaws of Zentalis Pharmaceuticals, Inc.	8-K	001-39263	3.1	03/19/2021
10.1#	Employment Agreement, dated September 15, 2022, between Zeno Management, Inc. and Carrie Brownstein					*
10.2#	Release Agreement, dated September 23, 2022. between Zentalis Pharmaceuticals, Inc. and Dimitris Voliotis					*
10.3#	Amended and Restated Employment Agreement, dated September 26, 2022 between Zeno Management, Inc. and Kevin Bunker					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data file (formatted as inline XBRL and contained in Exhibit 101)					*

*    Filed herewith.

**    Furnished herewith.
#     Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zentalis Pharmaceuticals, Inc.

Date: November 9, 2022	By:	/s/ Kimberly Blackwell, M.D.
Kimberly Blackwell, M.D.
Chief Executive Officer
(principal executive officer)
Date: November 9, 2022	By:	/s/ Melissa B. Epperly
Melissa B. Epperly
Chief Financial Officer
(principal financial and accounting officer)