Form 10-K
period 2022-12-31
Zentalis Pharmaceuticals, Inc.
filed 2023-03-01
CIK 1725160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.30 billion based on the closing price of $28.10 as reported on The Nasdaq Global Market on such date. Solely for the purposes of this disclosure, shares of common stock held by executive officers, directors and certain stockholders of the registrant as of such date have been excluded because such holders may be deemed to be affiliates.
The number of shares of registrant's common stock outstanding as of February 27, 2023 was 59,418,460.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” "design," "aim," or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our competitive position, including estimates and other information relating to our competitors and their products and product candidates, and our industry;
•our expectations, projections and estimates regarding our capital requirements, need for additional capital, financing our future cash needs, costs, expenses, revenues, capital resources, cash flows, financial performance, profitability, tax obligations, liquidity, growth, contractual obligations, the period of time our cash resources will fund our current operating plan, our internal control over financial reporting and disclosure controls and procedures;
•the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
•global supply chain issues and increased inflation and interest rates;
•the timing and focus of our ongoing and future preclinical studies and clinical trials, including the reporting of data from those studies and trials and the timing thereof and the timing of initiation of enrollment in our clinical trials;
•our estimates of the number of patients that we will enroll in our clinical trials;
•the beneficial characteristics, safety, efficacy and therapeutic effects of our product candidates;
•our plans relating to dose optimization activities and the timing thereof;
•our and our collaborators' strategy, plans and expectations with respect to the development, manufacturing, supply, approval and commercialization of our product candidates and the timing thereof;
•the designs of our studies and the type of information and data expected from our studies and the expected benefits thereof;
•our ability to obtain and maintain any marketing authorizations and our ability to complete post-marketing requirements with respect thereto;
•the timing and amounts of payments from or to our collaborators and licensees, and the anticipated arrangements and benefits under our collaboration and license agreements, including with respect to milestones and royalties;
•our pipeline, including its potential, and our related research and development activities;
•our plans relating to our Cyclin E1 patient enrichment strategy and the timing of milestones related thereto;
•our plans relating to the further development of our product candidates, including program timelines, potential paths to registration, and additional indications we may pursue;
•our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms and processes on a timely basis, or at all, with third-party payors for our product candidates, if approved;
•our plans, including the costs thereof, of development of any companion diagnostics;
•our plans to evaluate additional strategic opportunities to maximize the value of our pipeline;
•our plans to advance our ongoing research on protein degrader programs;
•our plans to advance IND-enabling studies for our product candidates, including our BCL-xL protein degrader product candidate;
•our plans to develop our product candidates in combination with other therapies;
•our existing collaborations and our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
•our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and sales strategy;
•timing and likelihood of success of our research, development and commercialization efforts;
•timing of expected milestones and the announcement thereof;
•the size of the market opportunity for our product candidates, including our estimates of the number of patients who suffer from the diseases we are targeting;

•our expectations regarding the approval and use of our product candidates as first, second or subsequent lines of therapy or in combination with other drugs;
•the success of competing therapies that are or may become available;
•the timing or likelihood of regulatory filings and approvals, including our expectation to seek an accelerated approval pathway and special designations for our product candidates for various diseases;
•our ability to obtain and maintain regulatory approval of our product candidates;
•existing regulations and regulatory developments in the United States, the European Union and other jurisdictions;
•our intellectual property position, including obtaining and maintaining patents, and the timing, outcome and impact of administrative, regulatory, legal and other proceedings relating to our patents and other proprietary and intellectual property rights, and the timing and resolution thereof;
•our facilities, lease commitments, and future availability of facilities;
•accounting standards and estimates, their impact, and their expected timing of completion;
•cybersecurity;
•expected ongoing reliance on third parties, including with respect to the development, manufacturing, supply and commercialization of our product candidates;
•insurance coverage;
•estimated periods of performance of key contracts;
•the need to hire additional personnel and our ability to attract and retain personnel, and our ability to provide competitive compensation and benefits; and
•the anticipated impact of the COVID-19 pandemic on our business.

The forward-looking statements in this Annual Report on Form 10-K are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of known and unknown risks, uncertainties, assumptions and other important factors, including those described under "Summary Risk Factors" below and in the sections in this Annual Report on Form 10-K entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K.

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

ZENTALISTM and its associated logo are trademarks of Zentalis. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. All website addresses given in this Annual Report on Form 10-K are for information only and are not intended to be an active link or to incorporate any website information into this document.

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

•We are substantially dependent on the success of our lead product candidates, azenosertib (ZN-c3) and/or ZN-d5, which are currently in clinical trials. If we are unable to complete development of, obtain approval for and commercialize these product candidates in a timely manner, our business will be harmed.

•The clinical trials of our product candidates may not demonstrate safety and efficacy to the satisfaction of the U.S. Food and Drug Administration, or FDA, or other comparable ex-U.S. regulatory authorities or otherwise produce positive results.

•If we are unable to successfully develop companion diagnostics for biomarkers that enable patient selection, or experience significant delays in doing so, we may not realize the full commercial potential of our product candidates.

•We are developing our product candidates in combination with other therapies, which exposes us to additional risks.

•The regulatory approval processes of the FDA and other comparable ex-U.S. regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.

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

•Unfavorable global, political or economic conditions could adversely affect our business, financial condition or results of operations.

PART I
Item 1. Business.
Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing small molecule therapeutics targeting fundamental biological pathways of cancers. We are developing a focused pipeline of potentially best-in-class oncology candidates. Our product candidates are:

•Azenosertib (ZN-c3), a potentially first-in-class Wee1 inhibitor for advanced solid tumors and hematological malignancies;
•ZN-d5, a B-cell lymphoma 2, or BCL-2, inhibitor for hematological malignancies and related disorders; and
•A heterobifunctional degrader of BCL-xL, a member of the anti-apoptotic BCL-2 proteins, for solid tumors and hematological malignancies.

We are currently evaluating azenosertib and ZN-d5 in multiple ongoing clinical trials and conducting studies to enable an Investigational New Drug, or IND, application for our BCL-xL product candidate. We also continue to use our extensive drug discovery experience and capabilities across cancer biology and medicinal chemistry, which we refer to as our Integrated Discovery Engine, to advance our ongoing research on protein degraders of undisclosed targets. We believe our product candidates are differentiated from current programs targeting similar pathways and, if approved, have the potential to significantly impact clinical outcomes of patients with cancer.

Strategy
Our goal is to become a leading oncology-focused biopharmaceutical company. Our strategy includes the following key components:
•Rapidly advance the clinical development of our potentially best-in-class and first-in-class Wee1 inhibitor, azenosertib, toward regulatory approval. To date, our lead product candidate, azenosertib, has demonstrated a favorable safety profile and monotherapy anti-tumor activity across multiple tumor types in clinical trials. We have established a three-pronged clinical development plan for azenosertib: investigation as a monotherapy; in combination with chemotherapy and DNA damaging agents; and in combination with molecularly targeted agents. We are currently advancing multiple clinical trials of azenosertib in the following indications: recurrent or persistent uterine serous carcinoma, or USC; solid tumors; Cyclin E1 driven high-grade serous ovarian, fallopian tube or primary peritoneal cancer, collectively HGSOC; platinum-resistant ovarian, peritoneal or fallopian tube cancer; relapsed or refractory, or R/R, osteosarcoma; and BRAF V600E mutant metastatic colorectal cancer, or mCRC. In addition, the Dana-Farber Cancer Institute, or Dana Farber, is sponsoring a clinical trial of azenosertib in combination with chemotherapy in pancreatic cancer. We believe our clinical trials investigating azenosertib as a monotherapy in USC and Cyclin E1 driven HGSOC have the potential to generate data that would support a registration.
•Optimize the dose of azenosertib. Our clinical development program for azenosertib includes activities to optimize dose and dosing schedule in order to enhance exposure, tolerability and clinical activity in both the monotherapy and combination settings. We plan to declare a monotherapy recommended Phase 2 dose, or RP2D, and provide an update on dose optimization activities, program timelines and potential paths to registration, in the first half of 2023. We believe our dose optimization work will allow us to benefit the broadest range of cancer patients and maximize value for all of our stakeholders.
•Execute our Cyclin E1 patient enrichment strategy for azenosertib. Cyclin E1 acts at the G1-S checkpoint of the cell cycle and high Cyclin E1 protein expression drives premature entry into S-phase resulting in replicative stress and significantly increasing sensitivity to azenosertib. We have generated preclinical data that showed that high Cyclin E1 protein expression sensitized cancer cells to the anti-tumor effects of azenosertib. In addition, retrospective clinical data suggested that Cyclin E1 protein levels may be associated with clinical benefit from Wee1 inhibition. High Cyclin E1 protein expression and/or CCNE1 gene amplification in HGSOC is the focus of our ongoing Phase 1/2 clinical trial examining patient enrichment strategies for azenosertib. We plan to present our preclinical rationale for our Cyclin E1 patient enrichment strategy in the first half of 2023. In addition, we plan to disclose results from our Phase 1b clinical trial of azenosertib in combination with chemotherapy in platinum-resistant ovarian, peritoneal or fallopian tube cancer, including Cyclin E1 translational data, in the second half of 2023.

•Focus the clinical development of our potentially best-in-class BCL-2 inhibitor. Our BCL-2 inhibitor, ZN-d5, was designed to have best-in-class potency, selectivity and pharmacokinetic, or PK, properties. We are focusing our clinical development of ZN-d5 on advancing our clinical trial investigating ZN-d5 as a monotherapy in R/R light chain amyloidosis, or AL amyloidosis, and our clinical trial investigating ZN-d5 in combination with azenosertib in R/R acute myeloid leukemia, or AML. We plan to announce interim data from our R/R AL amyloidosis trial and preliminary data from our R/R AML trial in the second half of 2023. We are also engaged in dose optimization activities for ZN-d5 and expect to declare a monotherapy RP2D for our clinical trial in R/R AL amyloidosis in the second half of 2023.
•Leverage our deep expertise and capabilities across cancer biology and medicinal chemistry to advance our preclinical programs. In November 2022, we declared a development candidate for our BCL-xL protein degrader program, and we are working to advance the program through IND-enabling studies. We are also advancing our research on protein degraders of undisclosed targets utilizing our Integrated Discovery Engine.
•Collaborate under our existing strategic partnerships and evaluate additional strategic opportunities to maximize the value of our pipeline. We have development collaborations with Pfizer Inc., or Pfizer, GlaxoSmithKline plc, or GSK, and Dana Farber for azenosertib. We will selectively evaluate additional strategic collaborations for our product candidates and research programs with partners whose assets and capabilities complement our own.

Our Pipeline
We are developing a focused pipeline of oncology product candidates with the potential to address significant unmet medical need for cancer patients. Two of our product candidates are currently in multiple ongoing clinical trials: azenosertib, an inhibitor of Wee1, a protein tyrosine kinase, and ZN-d5, a selective inhibitor of BCL-2. To date, azenosertib has been well tolerated and has demonstrated monotherapy anti-tumor activity across multiple tumor types in clinical trials. In addition, ZN-d5 has been well tolerated in clinical trials to date. We have also declared a development candidate for our BCL-xL degrader program, for which we are conducting IND-enabling studies.

We currently exclusively in-license worldwide development and commercialization rights to azenosertib, ZN-d5, and our BCL-xL product candidate. We out-licensed azenosertib and ZN-d5 development and commercialization rights in select Asian countries, including China, to our joint venture, Zentera Therapeutics, or Zentera. As of December 31, 2022, we held a 40.3% equity interest in Zentera. For more information about our joint venture with Zentera, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—License Agreements and Strategic Collaborations" and Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The following table summarizes our product candidate pipeline.

Our Development Programs
Azenosertib (Wee1 Inhibitor)
Overview
Azenosertib is a potentially best-in-class and first-in-class oral, small molecule Wee1 inhibitor. As illustrated in the figure below, the inhibition of Wee1, a DNA damage response kinase, drives cancer cells into mitosis without being able to repair damaged DNA, resulting in cell death and thereby preventing tumor growth and potentially causing tumor regression. Currently, there are no Wee1 inhibitors approved by the U.S. Food and Drug Administration, or FDA. We have designed azenosertib to have advantages over other investigational therapies targeting Wee1, including superior selectivity and PK properties. Azenosertib is currently being evaluated in the clinic for advanced solid tumors and hematological malignancies in the following three therapeutic settings of high unmet medical need:
•as a monotherapy,
•in combination with traditional chemotherapy and DNA damaging agents, and
•in combination with molecularly targeted agents.

We believe azenosertib has the potential to benefit a broad range of cancer patients due to the following:

•Demonstrated monotherapy anti-tumor activity across tumor types in clinical trials and preclinical studies. In clinical trials to date, azenosertib has demonstrated monotherapy anti-tumor activity across multiple tumor types, including USC, colorectal cancer, ovarian cancer, and non-small cell lung cancer, or NSCLC. In addition, in preclinical studies, azenosertib showed anti-tumor activity across a number of hematological and solid tumor cell lines, as well as tumor growth inhibition, DNA damage and apoptosis. Anti-tumor activity was observed in both continuous and intermittent dosing in clinical trials and preclinical studies of azenosertib.

•Well tolerated in clinical trials. In clinical trials to date, azenosertib was observed to be well tolerated across varying dosage levels, with over 200 patients having been administered azenosertib to date.

•Potency, selectivity and solubility. In our in vitro preclinical studies, we observed data indicating azenosertib’s potential potency in inhibiting tumor growth and inducing apoptosis through DNA damage. Preclinical studies also showed that azenosertib has high selectivity for Wee1. In our preclinical studies, azenosertib produced favorable absorption, distribution, metabolism and excretion, or ADME, results.

•PK properties. In our clinical studies, we observed that an increase in dose / drug exposure directly related to Wee1 target engagement. In our preclinical studies, azenosertib showed PK properties that resulted in high drug exposure in animal models. We believe this level of drug exposure may contribute to the observed sustained and lengthy tumor growth inhibition. In addition, we observed that azenosertib had favorable drug accumulation in tumors in preclinical studies.
Two key components of our azenosertib clinical development strategy are our dose optimization activities and our pursuit of Cyclin E1 as a patient enrichment strategy.

Dose Optimization

To date, azenosertib has demonstrated a favorable safety profile and monotherapy anti-tumor activity when administered on a continuous daily dosing schedule. Preclinical data show that higher doses delivered on an intermittent schedule have the potential to lead to higher PK exposures and a more favorable therapeutic index. For example, we assessed the efficacy and tolerability of azenosertib in in vitro preclinical studies across a variety of solid tumor cell lines, The figure below shows intermittent dosing results from an ovarian cancer model, OVCAR3. We observed that azenosertib’s tolerability was maintained while its potency in inhibiting tumor growth and inducing DNA damage and apoptosis increased with intermittent dosing.

Cyclin E1 Biomarker Strategy

As shown in the diagram below, high Cyclin E1 protein expression acts at the G1-S checkpoint by driving premature entry into S-phase resulting in replicative stress and significantly increasing sensitivity to azenosertib.

Historical, published clinical data showed that CCNE1 gene amplification was associated with poor prognosis and chemotherapy response across tumor types including in triple negative breast cancer and carboplatin-treated ovarian cancer models. We have also generated preclinical data that showed that high Cyclin E1 protein expression sensitized cancer cells to the anti-tumor effects of azenosertib as well as preliminary retrospective clinical data that suggested that high Cyclin E1 protein levels may be associated with clinical benefit from azenosertib. High Cyclin E1 protein expression and/or CCNE1 gene amplification in HGSOC is the focus of our ongoing Phase 2 clinical trial examining enrichment strategies for azenosertib described below. We believe this trial has the potential to allow us to demonstrate efficacy in an enriched patient population that has shown evidence of clinical sensitivity to Wee1 inhibition.
Development Program
Monotherapy - Phase 2 Clinical Trial in Recurrent or Persistent Uterine Serous Carcinoma (USC) (ZN-c3-004)
Azenosertib is currently being evaluated as a monotherapy in a Phase 2 clinical trial in adult women with USC. As of a September 14, 2022 data cutoff, a total of 43 patients were enrolled and dosed. Azenosertib was well tolerated. The most common treatment related adverse events, or AEs, were nausea (60.5% all grades/9.3% grade 3 or higher), fatigue (46.5% all grades/9.3% grade 3 or higher), diarrhea (37.2% all grades/7.0% grade 3 or higher) and vomiting (32.6% all grades/7.0% grade 3 or higher). We anticipate declaring an azenosertib monotherapy RP2D in the first half of 2023, and we plan to update the timeline of this USC study thereafter. The FDA granted Fast Track designation in November 2021 to azenosertib in patients with advanced or metastatic USC who have received at least one prior platinum-based chemotherapy regimen for management of advanced or metastatic disease. We believe that the study design in this patient population has the potential to support registration in the United States.
USC is an aggressive form of endometrial cancer that accounts for approximately 10-15% of all endometrial cancers. In a recent study, the median 5-year survival for Stage III or IV USC was approximately 26.2%. USC is responsible for approximately 40-50% of endometrial cancer deaths. The current standards of care for USC are platinum based chemotherapy (first line) and pembrolizumab plus lenvatinib (second line). We believe there is a high unmet need for a therapeutic option in later line USC patients after prior platinum-based chemotherapy and pembrolizumab plus lenvatinib treatment. USC is characterized by TP53 mutations, often concomitantly with oncogenic mutations or amplifications that can increase replication stress. USC may therefore be uniquely sensitive to further interference of cell cycle regulation by Wee1 inhibition.
Monotherapy - Phase 1 Dose Optimization Clinical Trial in Solid Tumors (ZN-c3-001)

We are currently evaluating azenosertib as a monotherapy in a Phase 1 dose optimization clinical trial for the treatment of solid tumors. We announced preliminary efficacy data from this trial with a data cutoff of May 15, 2021 from 34 patients, where we showed five confirmed partial responses, or cPRs, to azenosertib in monotherapy across several tumor types, including ovarian cancer (-69% cPR), colorectal cancer (-51% cPR), NSCLC (-49% cPR), and USC (-49% cPR) and (-43% cPR). We announced preliminary safety data from this trial at the 2022 American Association of Cancer Research, or AACR, Annual Meeting in April 2022. As of a January 21, 2022 data cutoff, there were 32 patients evaluated for safety and azenosertib was well tolerated. The most common treatment related AEs were nausea (71.9% all grades/3.1% grade 3 or higher), fatigue (53.1% all grades/18.8% grade 3 or higher), diarrhea (46.9% all grades/6.3% grade 3 or higher) and vomiting (46.9% all grades/0% grade 3 or higher).
We also announced preliminary efficacy data from the Phase 1 monotherapy expansion cohort in USC from this trial at the 2022 AACR Annual Meeting. As of a January 21, 2022 data cutoff, there were 11 evaluable patients in the USC cohort, with 27.3% demonstrating an objective response rate, or ORR, and 90.9% demonstrating a disease control rate, or DCR.
Monotherapy - Phase 2 Clinical Trial in Cyclin E1 Driven High-Grade Serous Ovarian Cancer, Fallopian Tube, or Primary Peritoneal Cancer (HGSOC) (ZN-c3-005)
We are evaluating azenosertib as a monotherapy in a Phase 2 clinical trial in patients with Cyclin E1 driven HGSOC. Our Cyclin E1 enrichment strategy is supported by preclinical data that showed that high Cyclin E1 protein expression sensitized cancer cells to the anti-tumor effects of azenosertib as well as preliminary retrospective clinical data that Cyclin E1 protein levels may be associated with clinical benefit from Wee1 inhibition.
HGSOC is a form of ovarian cancer that accounts for approximately 75% of all ovarian cancers. The “high-grade” in "high-grade serous ovarian carcinomas" refers to ovarian carcinomas that are classified as grade 3. “Serous” means that the tumor arose from the serous membrane, in the epithelial layer in the abdominopelvic cavity. Patients with HGSOC often respond well to treatment, and can experience remission; however, it is common for HGSOC patients to recur over a period of time, with the majority of recurrences occurring within three years. Outcomes for patients with platinum-resistant HGSOC are poor, with median overall survival reported at less than 12 months.
Combination - Phase 1/2 Clinical Trial of Azenosertib and PARPi in Platinum-Resistant Ovarian Cancer (ZN-c3-006)
We are evaluating azenosertib in combination with GSK's PARP inhibitor, niraparib (ZEJULA®), in a Phase 1/2 clinical trial in platinum-resistant ovarian cancer patients who have failed PARP inhibitor, or PARPi, maintenance treatment as part of a clinical collaboration with GSK. This study is currently enrolling two cohorts — one with concurrent dosing of the two drugs, and one with azenosertib and niraparib administered on a dose escalating, alternating schedule of one week of azenosertib followed by one week of niraparib. This clinical study is supported by preclinical data that showed that combining azenosertib and niraparib resulted in synergistic cell killing in ovarian in vivo models.

Ovarian cancer is a common gynecologic malignancy and common cause of gynecologic cancer death. Worldwide, over 295,000 women were diagnosed with ovarian cancer in 2018 and nearly 185,000 died from this disease. Despite initial therapy with cytoreductive surgery and platinum-based chemotherapy, the disease will relapse in most patients. Of those diagnosed with stage III or IV ovarian cancer, more than 70% will have a recurrence of their disease within the first five years.
There is an increasing population of patients who develop acquired PARPi resistance. Multiple potential mechanisms of acquired resistance to platinum-based chemotherapies and PARPi have been described in literature, although few have been identified in clinical samples. A key mechanism of clinical resistance is the acquisition of reversion mutations, which are somatic base substitutions or insertions/deletions, or indels, that are typically close to the primary protein-truncating mutation and restore the open reading frame, or ORF, of the gene and functional protein, switching the neoplastic cell from homologous recombination repair, or HRR, deficient to proficient. Tumor cells with one or more mutations in the homologous recombination pathway are vulnerable to the inhibition of the DNA damage repair mechanism mediated by PARP. However, despite good initial response rates of PARPi therapy with significant increases of both progression free survival, or PFS, and overall survival, or OS, most cancers eventually develop resistance. The combination of DNA damage response inhibitors, such as Wee1 and PARP inhibitors may be a promising approach for patients with advanced ovarian cancer with disease progression following PARP inhibitor maintenance therapy.
Combination - Phase 1b Clinical Trial of Azenosertib and Chemotherapy in Platinum-Resistant Ovarian, Peritoneal or Fallopian Tube Cancer (ZN-c3-002)
Azenosertib is currently being evaluated in combination with each of paclitaxel, carboplatin, pegylated liposomal doxorubicin (PLD) and gemcitabine in four separate cohorts in a Phase 1b clinical trial in patients with platinum-resistant ovarian, peritoneal or fallopian tube cancer. We provided a preliminary efficacy and safety update at the 2022 AACR Annual Meeting in April 2022, highlighting that azenosertib in combination with chemotherapy demonstrated strong anti-tumor activity in a heavily pretreated population and was well tolerated. As of the January 28, 2022 data cutoff, there were 43 evaluable patients for efficacy, with an ORR of 30.2% across all evaluable chemotherapy cohorts (paclitaxel, carboplatin and PLD). In the paclitaxel cohort, there were 8 evaluable patients and an ORR of 62.5%; in the carboplatin cohort, there were 11 evaluable patients and an ORR of 45.5%; and in the PLD cohort, there were 24 evaluable patients and an ORR of 12.5%. As of the January 28, 2022 data cutoff, there were 56 evaluable patients for safety. The most common treatment related AEs were nausea (48.2% all grades/5.4% grade 3 or higher), neutropenia (41.1% all grades/32.1% grade 3 or higher), thrombocytopenia (37.5% all grades/17.9% grade 3 or higher), vomiting (30.4% all grades/7.1% grade 3 or higher) and anemia (26.8 all grades/7.1% grade 3 or higher).
Epithelial ovarian cancer is the most lethal of all female genital tract cancers. Platinum chemotherapy is the cornerstone of treatment for epithelial ovarian cancer, typically combined with paclitaxel. Platinum resistance, defined as relapse within six months following completion of platinum chemotherapy, occurs in 20–30% of cases. The sensitivity of ovarian cancers to platinum chemotherapy is in part due to a high prevalence of aberrations in the DNA repair pathway of homologous recombination.

Combination - Phase 1/2 Clinical Trial of Azenosertib and Chemotherapy in Relapsed or Refractory Osteosarcoma (ZN-c3-003)
Azenosertib is currently being evaluated in combination with gemcitabine, in a Phase 1/2 clinical trial in adult and pediatric patients with R/R osteosarcoma. We reported initial results from this trial at the 2022 Connective Tissue Oncology Society, or CTOS, Annual Meeting in November 2022. As of a October 24, 2022 data cutoff, there were 12 patients evaluable for efficacy, with approximately 33% of patients demonstrating event-free survival, or EFS, at 18 weeks (compared to approximately 12% at 18 weeks for this indication historically). As of the October 24, 2022 data cutoff, there were 17 patients evaluable for safety. Azenosertib demonstrated a manageable safety profile with 82.4% experiencing treatment related AEs of which 52.9% were grade 3 or higher. The most common treatment related AEs were platelet count decreased/thrombocytopenia (47.1% all grades/35.3% grade 3 or higher), fatigue (29.4% all grades/5.9% grade 3 or higher), nausea (29.4% all grades/0% grade 3 or higher) and rash (29.4% all grades/5.9% grade 3 or higher). We received orphan drug designation and rare pediatric disease designation from the FDA for azenosertib in osteosarcoma.
Osteosarcoma is the primary malignant bone tumor that most commonly affects children, adolescents, and young adults. The current management strategy for newly diagnosed osteosarcoma includes neoadjuvant chemotherapy followed by surgical removal of the primary tumor along with all clinically evident metastatic disease, plus the addition of adjuvant chemotherapy after surgery. Five-year survival rates in the US between 2010-2016 were 77% (localized), 65% (regional), 26% (distant) and 60% (overall). The standard of care for localized disease is neoadjuvant cytotoxic chemotherapy followed by primary resection and adjuvant cytotoxic chemotherapy; recurrent or metastatic osteosarcomas are usually resistant to standard of care, and treatment options for refractory osteosarcomas are extremely limited. The Wee1 kinase is often upregulated in osteosarcoma, preserving the G2-M checkpoint and allowing tumor growth and metastases, making Wee1 inhibition a potential therapeutic avenue in the treatment of osteosarcoma.

Combination - Phase 1/2 Clinical Trial of Azenosertib with Encorafenib and Cetuximab (BEACON Regimen) in BRAF V600E Mutant Metastatic Colorectal Cancer (mCRC) (ZN-c3-016)
We are collaborating with Pfizer to evaluate azenosertib in combination with encorafenib and cetuximab, an FDA-approved standard of care known as the BEACON regimen, in patients with BRAF V600E mutant mCRC in a Phase 1/2 clinical trial. In preclinical studies, Wee1 inhibition has shown synergy with many targeted agents in mutationally driven cancers, and the addition of azenosertib to the BEACON regimen enhanced anti-tumor activity in a cell-line-derived xenograft model. We initiated enrollment in this clinical trial in the first quarter of 2023.
Mutations in BRAF are recurrently detected in human cancer, including melanoma, colorectal, thyroid, NSCLC, and hairy cell leukemia. BRAF encodes a serine/threonine protein kinase that is part of the RAS/RAF/MEK/ERK pathway. The majority of mutations in BRAF result in V600E substitution, and these patients generally have a poor prognosis. A recent study of the BEACON regimen evaluated the safety and efficacy of the encorafenib + cetuximab doublet. The findings showed that the confirmed ORR was 19.5% (95% confidence interval, or CI, 14.5% to 25.4%) and 1.8% (95% CI, 0.5% to 4.6%) for control. Median PFS was 4.3 months (95% CI, 4.1 to 5.4). Despite the approval of encorafenib and cetuximab in previously treated BRAF V600E mutant mCRC, treatment options for patients with second and third line disease remains a high unmet medical need.

Combination - Phase 1/2 Clinical Trial of Azenosertib and Chemotherapy in Pancreatic Cancer

We have also agreed to support the Dana Farber-sponsored Phase 1/2 clinical trial evaluating azenosertib and chemotherapy, gemcitabine, in platinum-resistant pancreatic cancer patients.

Pancreatic ductal adenocarcinoma, or PDA, is a highly lethal malignancy with a recently reported 5-year survival rate of 7%. Major reasons for this poor prognosis include the following: (i) late diagnosis with about two-thirds of patients presenting locally advanced or metastatic disease, for which curative surgery is not available; (ii) aggressive clinical behavior with rapid progression through local and distant metastases; and (iii) intrinsic resistance to conventional chemotherapy and radiotherapy.
ZN-d5 (BCL-2 Inhibitor)

Overview

ZN-d5 is a potentially best-in-class selective, oral small molecule inhibitor of BCL-2. BCL-2 is a protein that plays a critical role in the regulation of cell death, known as apoptosis. The overexpression of BCL-2 is frequently detected in numerous cancer types, which prevents apoptosis of cancer cells. Utilizing our medicinal chemistry expertise, we have designed ZN-d5 to have best-in-class potency, selectivity and PK properties. ZN-d5 is currently being evaluated in the clinic in patients with hematological malignancies in both the monotherapy and combination settings.

We believe ZN-d5 has the potential to benefit cancer patients due to the following:

•Demonstrated activity in clinical data and preclinical models. Preliminary efficacy data from our clinical trials has demonstrated that ZN-d5 is clinically active. In addition, our preclinical models demonstrated that ZN-d5 was observed to be potent in cell lines and xenograft models across a variety of hematological malignancies.

•Well tolerated in clinical trials and preclinical studies. In clinical trials to date, ZN-d5 has been well tolerated. In addition, in our animal toxicity studies, the safety profile of ZN-d5 showed that it was well tolerated across various dosage levels.

•Selectivity. In our preclinical in vitro studies, ZN-d5 showed more than 10 times greater selectivity for BCL-2 than BCL-xL. The inhibition of BCL-xL is a known cause of thrombocytopenia, a commonly reported toxicity in patients treated with venetoclax (VENCLEXTA®). We believe ZN-d5's greater selectivity for BCL-2 over BCL-xL, observed in preclinical studies, may support the use of ZN-d5 in combination with other drugs whose safety profiles, when used as monotherapies or in combination with other anti-neoplastic molecules, are associated with a high rate of thrombocytopenia.

Role of BCL-2 in Hematological Cancers

The BCL-2 family of protein is most notable for its critical role in the regulation of apoptosis at the mitochondrion. Based upon their functions, BCL-2 family proteins are classified into pro-apoptotic and anti-apoptotic members. The anti-apoptotic BCL-2 proteins include BCL-2, B-cell lymphoma extra-large, or BCL-xL, BCL2L2L, or BCL-w, myeloid cell leukemia-1, or MCL-1, and BCL-2 related protein Al.

The overexpression of BCL-2 and/or BCL-xL proteins is frequently detected in many different types of cancers, including chronic lymphatic leukemia, or CLL, , small lymphocytic lymphoma, or SLL, AML, non-Hodgkin lymphoma, or NHL (including follicular lymphoma, or FL, mantle-cell lymphoma, or MCL, diffuse large B-cell lymphoma, or DLBCL), Waldenström’s macroglobulinemia, multiple myeloma, or MM, and small cell lung cancer, or SCLC. These overexpressed proteins prevent apoptosis of cancer cells. We believe the use of small molecule inhibitors to block the protein-protein interactions of BCL-2 and/or BCL-xL with their pro-apoptotic partners has the potential to restore the normal apoptosis process in cancer cells. This therapeutic strategy has been validated in clinical trials and through the FDA's approval of venetoclax (VENCLEXTA®).

There have been many attempts to develop a new class of anticancer therapies that target BCL-2 and/or BCL-xL proteins. The intracellular localization of the BCL-2 family proteins on the mitochondrial membrane prevents the use of antibodies and other large molecules to target these anti-apoptotic BCL-2 family proteins. The large surface area involved in BCL-2 protein-protein interactions, or PPIs, also makes BCL-2 family proteins difficult targets for small molecule drugs. Currently, venetoclax (VENCLEXTA®) is the only FDA-approved BCL-2 inhibitor and, to our knowledge, there are only a small number of additional agents in active clinical development.

Development Program

ZN-d5 is being evaluated in the following monotherapy and combination clinical trials:

Monotherapy - Phase 1/2 Clinical Trial in Relapsed or Refractory Light Chain Amyloidosis (R/R AL Amyloidosis) (ZN-d5-003)
ZN-d5 is being evaluated as a monotherapy in a Phase 1/2 clinical trial in R/R AL amyloidosis. BCL-2 inhibition has demonstrated clinical activity in R/R AL amyloidosis; however, there are currently no FDA-approved BCL-2 inhibitors for the treatment of R/R AL amyloidosis. This Phase 1/2 study in patients with R/R AL amyloidosis consists of a dose escalation phase to establish the monotherapy RP2D in this setting, and an expansion phase to further assess the safety and efficacy of ZN-d5 in this population. The study is expected to enroll up to approximately 140 patients.
R/R AL amyloidosis is a plasma cell disorder in which a non-malignant clonal population of plasma cells secrete high levels of a misfolding immunoglobulin light chain can become deposited in tissues, causing widespread organ damage. Though not a malignancy, R/R AL amyloidosis is a difficult and progressive disease that is commonly treated with agents active against multiple myeloma, a malignancy of plasma cells, which can include stem cell transplant and, more commonly, combinations of chemotherapy, proteosome inhibitors, immunomodulating agents, dexamethasone, and monoclonal antibodies that target plasma cells. R/ R AL amyloidosis is a rare disease that is often progressive despite multiple lines of therapy, and we believe represents an unmet medical need. R/R AL amyloidosis has an estimated worldwide prevalence of 75,000 patients and there are approximately 4,000 new cases in the United States each year. Since BCL-2 inhibition has been associated with clinical activity in multiple myeloma, agents inhibiting BCL-2 could be effective therapies for R/R AL amyloidosis.

Monotherapy - Phase 1 Clinical Trial in Non-Hodgkin Lymphoma (NHL) (ZN-d5-001)
We are evaluating ZN-d5 as a monotherapy in a Phase 1 dose escalation clinical trial in patients with NHL. As of the database cutoff date of November 3, 2021, 23 patients with NHL were evaluable for safety. At our R&D Day in December 2021, we reported preliminary interim data from the NHL patients in this study. As of the November 3, 2021 database cutoff date, ZN-d5 was well tolerated, with 73.9% of the NHL patients having experienced AEs (30.4% grade 3 or higher), not all of which were related ZN-d5. Anemia (21.7% all grades/8.7% grade 3 or higher), diarrhea (13.0% all grades/4.3% grade 3 or higher), and nausea and vomiting (8.7% each all grades/0% grade 3 or higher) comprise the most commonly experienced AEs. Investigator-reported responses using the Lugano 2014 classification among 11 patients with diffuse large B-cell lymphoma included a complete response, an unconfirmed PR, and two subjects with stable disease, as of the database cutoff date of November 3, 2021.

NHL is a group of malignant neoplasms originating in lymphoid tissue, mainly lymph nodes. The vast majority of NHL are of B-cell origin, of which the most common subtypes are diffuse large B‑cell lymphoma (about 30%) and follicular lymphoma (about 20%) account for approximately 50% and 30% respectively. Survival rates vary depending on the cancer’s stage,  subtype and response to initial therapy. Elevated BCL‑2 protein expression in hematological cancers has been directly correlated with poor responses to conventional therapies and radiation. ZN-d5 is mechanistically similar to approved drug venetoclax (VENCLEXTA®), though it is more highly selective for BCL‑2 over B-cell lymphoma-extra-large than venetoclax, which may reduce thrombocytopenia and provide higher therapeutic benefit for this patient population, particularly when combined with other anti-cancer agents where modification of therapeutic doses due to the development of cytopenias could impact efficacy.

Combination - Phase 1/2 Clinical Trial of ZN-d5 and Azenosertib in Relapsed or Refractory Acute Myeloid Leukemia (R/R AML) (ZN-d5-004C)
ZN-d5 is being evaluated in combination with azenosertib in a Phase 1/2 dose escalation clinical trial in patients with R/R AML. The Phase 1 portion of this trial will escalate the doses of both drugs to identify the RP2D for the combination, which will be assessed in Phase 2 expansion cohort(s). This study is expected to enroll up to approximately 100 patients. This clinical trial is supported by preclinical models that showed that the combination of ZN-d5 with azenosertib yielded a significant enhancement of activity in several indications, including R/R AML, as compared to activity shown with either of these product candidates as a single agent. Preclinical models also showed that the combination of ZN-d5 with azenosertib was well tolerated in mice. We believe we are the only company to have both a Wee1 inhibitor and a BCL-2 inhibitor in clinical development.
R/ R AML is defined by the malignant clonal expansion of a progenitor cells coupled with a differentiation arrest. Of all subtypes of leukemia, R/R AML accounts for the highest percentage (62%) of leukemic deaths. Patients unable to tolerate induction chemotherapy owing to age or comorbid conditions are traditionally treated with hypomethylating agents, or HMA, or low-dose cytarabine, or LDAC. More recently, venetoclax (VENCLEXTA®), a small molecule BH3 mimetic BCL-2 inhibitor, has become a standard treatment, in combination with HMA or LDAC, for this population. However, a substantial portion of patients do not respond to, or relapse after, treatment with venetoclax-based combinations. ZN-d5 is mechanistically similar to venetoclax, though it is designed to be more highly selective for BCL-2 over BCL-xL than venetoclax which may reduce thrombocytopenia. Given the established utility of BH3 mimetics and the potential role of Wee1 inhibition in treating R/R AML, combining the BCL‑2 inhibitor ZN-d5 with the Wee1 inhibitor ZN-c3 may provide a meaningful benefit for patients and provide advantages over existing regimens.

BCL-xL Heterobifunctional Degrader

Overview

In November 2022, we announced that we identified a BCL-xL protein degrader candidate and initiated IND-enabling studies. We are developing a BCL-xL heterobifunctional degrader based on non-functional or dysfunctional E3 ubiquitin ligase complex in platelets, allowing for the potential mitigation of dose-limiting thrombocytopenia historically associated with BCL-xL inhibitors.

BCL-xL is a member of the anti-apoptotic BCL-2 protein family and participates in the regulation of the intrinsic apoptosis pathway. BCL-xL is often upregulated in hematological and solid malignancies. It is involved in tumor survival and resistance to chemotherapy and venetoclax (VENCLEXTA®). Navitoclax, a dual BCL-2/BCL-xL inhibitor, has shown clinical activity in hematopoietic malignancies but was found to be dose-limited because of thrombocytopenia driven by BCL-xL inhibition.

We believe our BCL-xL candidate has the potential to meet an unmet medical need based on its potency observed to date. As demonstrated in preclinical models, the degradation of BCL-xL in tumor cells with our BCL-xL protein degrader candidate was associated with a decrease in cell viability.

Preclinical Results

As shown in the diagrams below, in the MOLT4 tumor model (T-ALL), our BCL-xL protein degrader candidate demonstrated strong activity and was well tolerated at the evaluated doses. This model also showed that our BCL-xL protein degrader candidate was more efficacious than navitoclax.

We also believe that the development of our BCL-xL protein degrader candidates offers an opportunity for development in combination with other cancer agents, such as azenosertib. As shown below, azenosertib combined with a low dose of navitoclax resulted in synergistic anti-tumor activity in the T-ALL model MOLT-4:

Integrated Discovery Engine

We are also currently advancing our research on protein degraders and other undisclosed targets utilizing our Integrated Discovery Engine. Our Integrated Discovery Engine has enabled us to take each of our clinical-stage product candidates from initial discovery to IND submission in less than three years, with a total of four FDA-cleared INDs in a span of five years. We begin our process of drug discovery by identifying fundamental biological pathways of cancers based upon a number of factors, including validation of the pathway through prior clinical outcomes and ability to impact large patient populations. We then analyze existing marketed products and compounds in development that target these cancer pathways and assess their limitations, efficacy, safety, tolerability, PK, patient convenience and potential to be used in combination with other therapies. Next, we use our medicinal chemistry expertise and extensive understanding of structure based drug design and target-structure activity relationships to design product candidates with properties that we believe can address observed limitations and suboptimal drug characteristics of marketed products or other compounds in development, including potency, solubility, route of administration and PK properties.

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

Manufacturing

We currently do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely for the foreseeable future, on third-party contract manufacturing organizations, or CMOs, to produce our product candidates for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. We require that our CMOs produce bulk drug substance and finished drug product in accordance with current Good Manufacturing Practices, or cGMPs, and all other applicable laws and regulations. We maintain agreements with our CMOs that include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates.

We have engaged CMOs to manufacture, package, label and distribute azenosertib and ZN-d5 for preclinical and clinical use. We obtain our clinical trial supplies from these CMOs on a purchase order basis and do not have long-term supply arrangements in place. Although we do not currently have contractual arrangements in place for redundant supply for each component of the supply chain for either of these product candidates, we currently mitigate potential supply risks for azenosertib and ZN-d5 through inventory management. More broadly, for each of our product candidates, we intend to identify and qualify additional manufacturers to provide the raw materials, active pharmaceutical ingredient and drug product prior to seeking regulatory approval.

Competition

The biotechnology and pharmaceutical industries are characterized by rapid technological advancement, significant competition and an emphasis on intellectual property. While we believe that our product candidates, development capabilities, experience and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major and specialty pharmaceutical and biotechnology companies, academic research institutions, governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with current therapies and new therapies that may become available in the future.

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

Azenosertib

Aprea Therapeutics, Inc., or Aprea, has disclosed that it is clinically evaluating a selective Wee1 inhibitor, ATRN-W1051. ATRN-W1051 was originally developed by Atrin Pharmaceuticals, Inc., which was acquired by Aprea in May 2022. Aprea has disclosed that ATRN-W1051 is currently in preclinical development and that it plans to study ATRN-W1051 as both a monotherapy and in combination with standard of care for the treatment of multiple cancers. Debiopharm has disclosed that it is clinically evaluating a selective Wee1 inhibitor, Debio 0123, as both a monotherapy and in combination with carboplatin, for the treatment of advanced solid tumors. Impact Therapeutics has disclosed that it is investigating IMP7068, a Wee1 inhibitor, currently in a Phase 1 trial for advanced solid tumors. Shouyao Holdings has disclosed that it is investigating SY-4835, a Wee1 inhibitor, in a Phase 1 trial for patients with advanced solid tumors. Schrödinger, Inc., or Schrödinger, has disclosed that it is evaluating multiple selective Wee1 inhibitors as potential monotherapy or combination therapy approaches for the treatment of gynecological cancers and other solid tumors. Schrödinger has disclosed that its Wee1 program is currently in preclinical development and that it plans to select a Wee1 inhibitor development candidate and initiate IND-enabling studies in 2023, with the expectation of submitting an IND in the first half of 2024.

ZN-d5

AbbVie Inc. has developed and received regulatory approval for venetoclax (VENCLEXTA®), a BCL-2 inhibitor used to treat hematological malignancies. Ascentage Pharma is clinically evaluating a selective BCL-2 inhibitor, lisaftoclax (APG-2575) as both a monotherapy and in combination with other agents for the treatment of multiple hematologic malignancies and solid tumors. BeiGene, Ltd. is clinically evaluating BGB-11417, a selective BCL-2 inhibitor in hematologic malignancies as a monotherapy or in combination with other agents.

Intellectual Property

We strive to protect the proprietary technology, inventions and improvements that are commercially important to our business, including seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. We also rely on know-how relating to our proprietary technology and product candidates and continuing innovation to develop, strengthen and maintain our proprietary position. In addition, we plan to rely on data exclusivity, market exclusivity and patent term extensions or adjustments when available. Our commercial success will depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions and improvements; to defend and enforce our proprietary rights, including any patents that we may own in the future; and to operate without infringing the valid and enforceable patents and other proprietary rights of third parties. Intellectual property rights may not address all potential threats to our competitive advantage.

With respect to our product candidates and processes we intend to develop and commercialize in the normal course of business, we intend, or understand that our licensors intend, to pursue patent protection covering, when possible, compositions, methods of use, dosing and formulations. We or our licensors also may pursue patent protection with respect to manufacturing and drug development processes and technologies. Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies. We or our licensors may not be able to obtain patent protections for our compositions, methods of use, dosing and formulations, manufacturing and drug development processes and technologies throughout the world. Issued patents can provide protection for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. In general, patents issued for applications filed in the United States can provide exclusionary rights for 20 years from the earliest non-provisional or PCT filing date. In addition, in certain instances, the term of an issued U.S. patent that is directed to or claims an FDA-approved product can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, which is called “patent term extension.” The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The term of patents outside of the United States varies in accordance with the laws of the jurisdiction, but typically is also 20 years from the earliest non-provisional or PCT filing date plus any extensions of term that may be available under national law. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent. Patent term may be inadequate to protect our competitive position on our products for an adequate amount of time.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of biopharmaceuticals has emerged in the United States. The relevant patent laws and their interpretation outside of the United States are also uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our technology or product candidates and could affect the value of such intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions and improvements. We cannot guarantee that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may file in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our products, the methods of use or manufacture of those products. Moreover, even our issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our products. Patent and other intellectual property rights in the pharmaceutical and biotechnology space are evolving and involve many risks and uncertainties. For example, third parties may have blocking patents that could be used to prevent us from commercializing our product candidates and practicing our proprietary technology, and our issued patents may be challenged, invalidated, deemed unenforceable or circumvented, which could limit our ability to stop competitors from marketing-related products or could limit the term of patent protection that otherwise may exist for our product candidates. In addition, the scope of the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies that are outside the scope of the rights granted under any issued patents. For these reasons, we may face competition with respect to our product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any patent directed to such product may expire or remain in force for only a short period following commercialization, thereby reducing the commercial advantage the patent provides.

In-licensed Patents and Patent Applications

Our wholly owned subsidiary, Zeno Management, Inc., or ZMI, has exclusively in-licensed or is the owner/assignee of issued patents and patent applications directed to our technology across our pipeline in the United States and many other major jurisdictions worldwide, including Europe, Japan and China. Certain issued patents and patent applications directed to azenosertib, ZN-d5 and our BCL-xL product candidate have been exclusively in-licensed from Recurium IP Holdings, LLC, or Recurium IP. For additional information on our license agreement with Recurium IP, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—License Agreements and Strategic Collaborations" and Note 14 to our audited consolidated financial statements included elsewhere in this Annual Report.

The expected expiration dates for issued patents, or patents that may issue from any patent applications, directed to our Wee1 inhibitor program, including azenosertib, are between 2038 and 2043 plus any extensions or adjustments of term available under national law. The expected expiration dates for the patents, or patents that may issue from any patent applications, directed to our BCL-2 inhibitor program, including ZN-d5, are between 2039 and 2043 plus any extensions or adjustments of term available under national law. The expected expiration date for the patent, or patents that may issue from any patent applications, directed to our BCL-xL protein degrader program is 2043 plus any extensions or adjustments of term available under national law. However, there can be no assurance that any of the pending patent applications will issue. Furthermore, there can be no assurance that we will benefit from any patent term extension or favorable adjustments to the term of any of the issued patents or patents that may issue from any pending patent applications in the future. The applicable authorities, including the FDA in the United States and the U.S. Patent and Trademark Office, or USPTO, may not agree with our assessment of whether such patent term extensions or adjustments should be granted, and, if granted, they may grant more limited extensions or adjustments than we request.

Trademarks
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

License Agreements and Strategic Collaborations
Recurium IP Holdings, LLC License Agreement
In December 2014, our wholly owned subsidiary, Zeno Pharmaceuticals, Inc., entered into a license agreement, or the Recurium Agreement, with Recurium IP, which was subsequently amended, under which Zeno Pharmaceuticals, Inc. was granted an exclusive worldwide license to certain intellectual property rights owned or controlled by Recurium IP to develop and commercialize pharmaceutical products for the treatment or prevention of disease, other than for providing pain relief. Following certain corporate restructuring disclosed elsewhere in this Annual Report on 10-K, our wholly owned subsidiary, ZMI, became the Zentalis contracting party to the Recurium Agreement. The intellectual property rights licensed by ZMI under the Recurium Agreement include certain intellectual property covering azenosertib, ZN-d5 and our BCL-xL product candidate. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—License Agreements and Strategic Collaborations" and Note 14 to our audited consolidated financial statements included elsewhere in this Annual Report for additional information.
Pfizer Development Agreement
In April 2022, we entered into a development agreement with Pfizer to collaborate to advance the clinical development of azenosertib. We did not grant Pfizer any economic ownership or control of azenosertib or the rest of our pipeline. In October 2022, we announced our first clinical development collaboration with Pfizer to initiate a Phase 1/2 dose escalation study of azenosertib, in combination with encorafenib and cetuximab (an FDA-approved standard of care known as the BEACON regimen) in patients with BRAF V600E mutant mCRC.
GlaxoSmithKline Clinical Trial Collaboration and Supply Agreement

In April 2021, we entered into a clinical trial collaboration and supply agreement with GSK pursuant to which we are evaluating the combination of azenosertib and niraparib, GSK’s poly (ADP-ribose) polymerase (PARP) inhibitor, in patients with platinum-resistant ovarian cancer. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—License Agreements and Strategic Collaborations" for additional information.
Zentera Therapeutics

In May 2020, each of our wholly owned subsidiaries Zeno Alpha, Inc., K-Group Alpha, Inc. and K-Group Beta, Inc. entered into a collaboration and license agreement with our joint venture, Zentera, pursuant to which we collaborate with Zentera on the development and commercialization of ZN-c5, ZN-d5 and azenosertib, respectively, in each case for the treatment or prevention of disease, other than for pain, in the People’s Republic of China, Macau, Hong Kong and Taiwan. As disclosed in August 2022, we are discontinuing clinical development of ZN-c5. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—License Agreements and Strategic Collaborations" and Note 14 to our audited consolidated financial statements included elsewhere in this Annual Report for additional information.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. A new drug must be approved by the FDA through the New Drug Application, or NDA, or Biologics License Application, or BLA, process before it may be legally marketed in the United States.

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•completion of preclinical laboratory tests, animal studies and formulation studies in accordance with FDA’s Good Laboratory Practice, or GLP, requirements and other applicable regulations;
•submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•approval by an independent institutional review board, or IRB, or ethics committee at each clinical site before each trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice, or GCP, requirements to establish the safety and efficacy of the proposed drug for its intended use;
•submission to the FDA of an NDA/BLA after completion of all pivotal trials;
•satisfactory completion of an FDA advisory committee review, if applicable;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, and of selected clinical investigation sites to assess compliance with GCPs; and
•FDA review and approval of the NDA/BLA to permit commercial marketing of the product for particular indications for use in the United States.

Prior to beginning the first clinical trial with a product candidate in the United States, a sponsor must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The IND includes results of animal and in vitro studies assessing the toxicology, PK, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected AEs, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

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

Post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of postmarketing requirements, including Phase 4 clinical trials, as a condition of approval of an NDA/BLA.

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

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 1, at the end of Phase 2, and before an NDA/BLA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new drug. Alternatively, sponsors planning for a Phase 2 registration study will utilize the meetings at the end of the Phase 1 trial to discuss Phase 1 clinical results and present plans for the Phase 2 registration study that they believe will support approval of the new drug.

U.S. Review and Approval Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA/BLA requesting approval to market the product. The submission of an

NDA/BLA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. Additionally, no user fees are assessed on NDAs/BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA conducts a preliminary review of all NDAs/BLAs within the first 60 days after submission, before accepting the application for filing, to determine whether it is sufficiently complete to permit a substantive review because incompleteness can lead to refusal to file. The FDA may request additional information rather than accept an NDA/BLA for filing. In this event, the NDA/BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once filed, the FDA reviews an NDA/BLA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA/BLA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two (2) months to make a “filing” decision after it the application is submitted.

The FDA may refer an application for a novel drug to an advisory committee if they feel there is an issue regarding the benefit/risk of the drug. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA/BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA/BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs.

After the FDA evaluates an NDA/BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications and outlines post-marketing requirements with milestone dates. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA/BLA identified by the FDA and may require additional clinical data, such as an additional clinical trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA/BLA or, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA/BLA does not satisfy the criteria for approval.

If regulatory approval of a product is granted, such approval will be granted for a particular indication(s) and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. The FDA may also approve the NDA/BLA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. Once a drug is approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may also mandate post-marketing requirements, including one or more Phase 4 post-market studies and surveillance, to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.
In addition, the Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs/BLAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates.

Fast Track Designation

The FDA has a fast track designation program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, product candidates are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development. With regard to a fast track product, the FDA may consider for review sections of the NDA/BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA/BLA, the FDA agrees to accept sections of the NDA/BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA/BLA.

Breakthrough Therapy Designation

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product candidate can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers at FDA.

Any product candidate submitted to the FDA for approval, including a product candidate with a fast track designation or breakthrough therapy designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval.

Priority Review

An NDA/BLA is eligible for priority review if the product candidate has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six (6) months of the FDA's acceptance for filing date as compared to ten months for review of new molecular entity NDAs/BLAs under its current PDUFA review goals.

Accelerated Approval

In addition, a product candidate may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled confirmatory clinical trials to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory studies in a timely manner, or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the product.

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

Orphan Drug Designation

Under the U.S. Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product in the United States. An applicant must request orphan drug designation before submitting an NDA/BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Orphan drug designation entitles a party to financial incentives such as opportunities for limited grant funding towards clinical trial costs, research tax advantages, and user fee waivers. If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity. This means the FDA may not approve any other applications, including full NDAs/BLAs, to market the same drug, as defined by the FDA, for the same disease or condition for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of either a different product for the same disease or condition or the same product for a different disease or condition. Orphan exclusivity also could block the approval of a product for seven years if a competitor obtains approval of the same drug or if such drug is determined to be contained within the competitor’s product for the same disease or condition. If a drug designated as an orphan product receives marketing approval for a disease or condition broader than what is designated, it may not be entitled to orphan exclusivity. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Rare Pediatric Disease Priority Review Voucher Program

In 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications. This program is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer, including by sale, the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval.

For purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (b) rare diseases or conditions within the meaning of the Orphan Drug Act. Congress has only authorized the Rare Pediatric Disease Priority Review Voucher program until September 30, 2024. Consequently, sponsors of marketing applications approved after that date will not receive the voucher unless Congress reauthorizes the Rare Pediatric Disease Priority Review Voucher program before that time. However, even if the program is not reauthorized, if a drug candidate receives Rare Pediatric Disease Designation before October 1, 2024, the sponsor of the marketing application for such drug will be eligible to receive a voucher if the application for the designated drug is approved by the FDA before October 1, 2026.

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

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

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

Marketing Exclusivity

Market exclusivity provisions authorized under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application, or ANDA, or an NDA submitted under Section 505(b)(2), or 505(b)(2) NDA, submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

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

The 2010 Patient Protection and Affordable Care Act, or PPACA, which was signed into law in March 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars.

Under the BPCIA, a manufacturer may submit an application for licensure of a biological product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity, and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was first licensed. This 12-year exclusivity period is referred to as the reference product exclusivity period and bars approval of a biosimilar but notably does not prevent approval of a competing product pursuant to a full BLA (i.e., containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the product). The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. The law also includes an extensive process for the innovator biologic and biosimilar manufacturer to litigate patent infringement, validity, and enforceability prior to the approval of the biosimilar.

Foreign Government Regulation

In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials, marketing authorization, post-marketing requirements and any commercial sales and distribution of our product candidates.

Whether or not we obtain FDA approval for a product candidate, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or prior to marketing of the product candidates in those countries. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. The approval process varies from country to country, can involve additional testing beyond that required by FDA, and may be longer or shorter than that required for FDA approval. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Failure to comply with applicable foreign regulatory requirements, may be subject to, among other things, fines or operating restrictions.

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

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States. By way of example, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, absent additional congressional action. In addition, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, or AMP, beginning January 1, 2024.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. In addition, individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

Unless an exemption applies, each medical device commercially distributed in the United States generally requires either FDA clearance of a 510(k) premarket notification, or approval of a premarket approval, or a PMA application. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. While most Class I devices—devices that generally pose a low risk to users—are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are automatically placed in Class III, requiring approval of a PMA unless down-classified in accordance with the “de novo” process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device.

To obtain 510(k) clearance, a manufacturer must submit to the FDA a premarket notification demonstrating that the proposed device is “substantially equivalent” to a predicate device already on the market. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements or request down-classification of the device through the “de novo” process.

The PMA process is more demanding than the 510(k) premarket notification process, and can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, a PMA application typically requires data regarding analytical and clinical validation studies. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

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

Data Privacy and Security Laws

Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. For example, the California Consumer Privacy Act, or CCPA, became effective on January 1, 2020. The CCPA gives California consumers (defined to include all California residents) certain rights, including the right to ask companies to disclose the types of personal information collected, specific pieces of information collected by a company, the categories of sources from which such information was collected, the business purpose for collecting or selling the consumer’s personal information, and the categories of third parties with whom a company shares personal information. The CCPA also imposes obligations on companies to provide notice to California consumers regarding a company’s data processing activities. Additionally, the CCPA gives California consumers the right to ask companies to delete a consumer’s personal information and places limitations on a company’s ability to sell personal information, including providing consumers a right to opt out of sales of their personal information. Further, the California Privacy Rights Act, or CPRA, which generally went into effect on January 1, 2023, and significantly expands the CCPA to incorporate additional provisions, including a requirement that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also expands personal information rights of California residents, including creating a right to opt out of sharing of personal information with third parties for advertising, expanding the lookback period for the right to know about personal information held by businesses, and expanding the right to erasure for information held by third parties.

In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. For example, the European Union General Data Protection Regulation, or GDPR, imposes strict requirements for processing the personal data of individuals within the European Economic Area, or EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance. Further, from January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom GDPR, or UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Environmental, Social and Governance (ESG)

Social
Zentalis aims to drive positive social impact, including by improving the lives of cancer patients through our therapeutics and our focus on Diversity, Equity and Inclusion, or DE&I. Below are a few initiatives that demonstrate our focus on social impact:

•Safety. We prioritize the safety and well-being of our patients and our employees. Our employees receive annual trainings on general safety, on-site lab safety procedures, quality assurance and standard operating procedures to help ensure that we are managing risks and operating safely. The COVID-19 pandemic continues to present a public health challenge around the world. We have continued to evaluate our practices to address our employees' health and well-being.

•DE&I. We are committed to being an equal opportunity employer and enhancing DE&I across our business. We are proud of the gender diversity we have cultivated throughout the company and our management team. Based on data collected when hired, over 50% of our employees self-identified as women, over 50% of our VPs and above self-identified as women, over 50% of our Executive Leadership Team self-identified as women. Based on recently collected data, of the six members of our Board of Directors, three self-identified as women or from a diverse racial or ethnic group. We intend to continue to develop our DE&I practices and improve performance across our workforce. Our Code of Business Conduct and Ethics prohibits discrimination of any protected group and our employees participate in regular anti-harassment training.

•Compensation and Benefits. We are dedicated to building a talented team and strive to offer competitive compensation, including salaries, bonuses and equity awards, and benefits to attract and retain top talent in order to support our business objectives, assist in the achievement of our strategic goals and create value for our stockholders. We formally review employee performance annually and provide merit increases, bonus payments and annual equity awards, subject to achievement of certain goals. In addition to offering benefits such as medical, dental, vision, 401(k) with company matching, flexible spending for healthcare and dependent care, life insurance and both short and long-term disability, we offer work / life balance benefits and employee development opportunities. These include flexible time off , voluntary life-illness-accident insurance, wellness challenges and healthy food options onsite. We also have a variety of company-wide events designed to support camaraderie and encourage teamwork and collaboration. In 2021, we completed the first offering period under the Zentalis Pharmaceuticals, Inc. 2020 Employee Stock Purchase Plan for all full-time employees who elected to participate – a benefit we are proud to offer and that we believe helps to foster our corporate culture and encourage collaboration towards our shared business success.

Human Capital Management

As of December 31, 2022, Zentalis had 156 full-time employees, all of whom are based in the United States. We believe our workforce is highly skilled, with 37% of our employees holding an MD, PhD, or PharmD degree. Of these full-time employees, 114 employees are engaged in research and development activities. None of these employees is represented by labor unions or covered by any collective bargaining agreements.

Zentalis relies on skilled, innovative, and passionate employees to conduct our research, development and business activities. The biopharmaceutical industry is very competitive and recruiting and retaining employees is critical to the continued success of our business. As detailed above, to attract, maintain and motivate our team of ambitious professionals, it is our goal to offer competitive compensation and benefits, a collaborative work environment, ongoing skills development initiatives, attractive career advancement opportunities, and a culture that values DE&I. At Zentalis, we strive for everyone’s voice to be heard, for the work to be meaningful, and for employees to think outside of the box.

Environmental
Zentalis aims to minimize the environmental impacts of our business, with the goal of being “green chemists,” by applying our science in the labs carefully to efficiently use and conserve precious resources. We encourage all employees to reduce waste and emissions through recycling and other energy conservation measures. Here are a few of the initiatives that demonstrate our focus on environmental impact:

•We prioritize disposing of all hazardous materials and waste in a responsible manner; following strict protocols for the storage, treatment and disposal of hazardous, flammable, chemical or biological waste.
•Our employees are required to promptly report any known or suspected violations of environmental laws or any events that may result in a discharge or emission of hazardous materials.
•We have recycling protocols in all facilities for both regular recyclables and lab waste.

In addition, we are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and waste.

Governance
Zentalis prioritizes governance systems and policies that promote fair, transparent and efficient business practices. Here are a few initiatives that demonstrate our focus on good governance:

•Our Board of Directors and Executive Leadership Team oversee all ESG issues.
•We have employee trainings, procedures and policies in place to train our employees on data privacy and cybersecurity. Trainings take place at regular intervals and cover threats and phishing risk. We also have a defined information security incident response plan that is designed to assist Zentalis in detecting and managing cybersecurity incidents.
•We have adopted a Code of Business Conduct and Ethics, and we conduct regular trainings on a variety of related topics, including insider trading compliance and anti-harassment.

Corporate Information

We were initially formed as Zeno Pharmaceuticals, Inc., a Delaware corporation, in December 2014. In conjunction with a corporate restructuring, Zeno Pharma, LLC, a Delaware limited liability company, was formed, and in December 2017 acquired Zeno Pharmaceuticals, Inc., pursuant to a merger agreement. As a result of this merger, Zeno Pharmaceuticals, Inc. became a wholly-owned subsidiary of Zeno Pharma, LLC. In December 2019, Zeno Pharma, LLC changed its name to Zentalis Pharmaceuticals, LLC. In April 2020, in connection with our IPO, Zentalis Pharmaceuticals, LLC was converted to a Delaware corporation pursuant to a statutory conversion and changed its name to Zentalis Pharmaceuticals, Inc.

Available Information

Our Internet address is www.zentalis.com. At our investor relations website, https://ir.zentalis.com/, we make available free of charge a variety of information for investors, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements for our annual meetings of stockholders, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC. The information found on our website is not part of this Annual Report on Form 10-K or any other report we file with, or furnish to, the SEC. The SEC also maintains a website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is https://www.sec.gov.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We have no products approved for commercial sale and have not generated any revenue from product sales. To date, we have devoted substantially all of our resources and efforts to organizing and staffing our company, business planning, executing partnerships, raising capital, discovering, identifying and developing potential product candidates, securing related intellectual property rights and conducting preclinical studies and clinical trials of our product candidates, including the ongoing clinical trials of azenosertib and ZN-d5. We have not yet demonstrated our ability to obtain marketing approvals, manufacture a product at commercial scale or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability than it could be if we had a longer operating history.

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
We have incurred significant net losses since inception, and we expect to continue to incur significant net losses for the foreseeable future.
We have incurred net losses in each reporting period since our inception, we have not generated any revenue from product sales to date, and we have financed our operations principally through private financings, our IPO, and follow-on public offerings of our common stock. We have incurred net losses of $237.1 million and $166.1 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $596.4 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential products.
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
Our business depends entirely on the successful discovery, development and commercialization of our product candidates. We currently generate no revenues from sales of any products. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any future collaborator’s ability, to achieve a number of objectives, including:

•successful and timely completion of preclinical and clinical development of our product candidates, including azenosertib and ZN-d5 and any other future product candidates, as well as the associated costs, including any unforeseen costs we have incurred and may continue to incur as a result of preclinical study or clinical trial delays due to public health emergencies, including the COVID-19 pandemic, global economic issues, including rising inflation and interest rates, or the ongoing military conflict in Ukraine, among other causes;
•the availability or successful development of companion diagnostics for biomarkers associated with our product candidates or any other future product candidates;
•establishing and maintaining relationships with contract research organizations, or CROs, and clinical sites for the clinical development, both in the United States and internationally, of our product candidates, including azenosertib and ZN-d5, and any other future product candidates;
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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we initiate and conduct clinical trials of, and seek marketing approval for, azenosertib, ZN-d5 and our other product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond our expectations if we are required by the FDA, the European Medicines Agency, or the EMA, or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. We may also incur costs related to collaborating with certain diagnostic companies for the development, manufacturing and supply of companion diagnostic tests for biomarkers associated with our product candidates and any future product candidates. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for any of our product candidates, including azenosertib and ZN-d5, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We have also incurred, and expect to continue to incur additional costs associated with operating as a public company, particularly now that we are no longer an emerging growth company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations.
As of December 31, 2022, we had cash and cash equivalents and marketable securities of $437.4 million. Based on current business plans, we believe that our existing cash, cash equivalents and marketable securities as of December 31, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2025, but will not be sufficient to fund all of the activities that are necessary to complete the development of our product candidates. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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
Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are substantially dependent on the success of our lead product candidates, azenosertib and/or ZN-d5, which are currently in clinical trials. If we are unable to complete development of, obtain approval for and commercialize these product candidates in a timely manner, our business will be harmed.

Our future success is dependent on our ability to timely complete clinical trials, obtain marketing approval for and successfully commercialize our lead product candidates. We are investing significant efforts and financial resources in the research and development of our product candidates, which will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote any other product candidate before we receive marketing approval from the FDA and comparable ex-U.S. regulatory authorities, and we may never receive such marketing approvals.

The success of our lead product candidates will depend on several factors, including the following:
•the successful and timely completion of our ongoing and planned clinical trials;
•maintaining and establishing relationships with CROs and clinical sites for the clinical development of our product candidates both in the United States and internationally;
•the frequency and severity of AEs observed in clinical trials;
•efficacy, safety and tolerability profiles that are satisfactory to the FDA or any comparable ex-U.S. regulatory authority for marketing approval;
•the timely receipt of marketing approvals from applicable regulatory authorities;
•the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•the availability or successful development of companion diagnostics for biomarkers associated with our product candidates or any other future product candidates;

•the maintenance of existing or the establishment of new supply arrangements with third-party drug substance and drug product suppliers and manufacturers for clinical development of our product candidates;
•the maintenance of existing, or the establishment of new, scaled production arrangements with third-party manufacturers to obtain finished products that are appropriate for commercial sale of our product candidates if approved, including for supplies of drugs that we are testing in combination with our product candidates;
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

We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. If we do not receive marketing approvals for our product candidates, we may not be able to continue our operations.

We have and in the future may enter into collaborations with third parties for the research, development and commercialization of certain of the product candidates we may develop. If any of these collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates.

We have and in the future may seek third-party collaborators for the research, development and commercialization of one or more of our product candidates. For example, we are collaborating with Pfizer on development of azenosertib, GSK on development of azenosertib, Dana Farber on development of azenosertib, and Zentera on development of certain of our product candidates, including azenosertib and ZN-d5, in certain Asian jurisdictions including China. Our likely collaborators in any future collaboration arrangements we may enter into include large and mid-size pharmaceutical companies and biotechnology companies. If we were to enter into any collaboration arrangements with third parties, those agreements may limit our control over the amount and timing of resources that our collaborators dedicate to the development and commercialization of any product candidates we may seek to develop with them. We cannot predict the success of any collaboration in which we have entered or may enter. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

Collaborations involving our research programs, our product candidates and any future research programs or product candidates we may develop pose the following risks to us:

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
•Collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, use our product candidates in clinical trials in an unsafe manner, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing.
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
•Collaborators may be unable to maintain compliance with applicable laws, regulations and guidance, including good practice quality guidelines and regulations, including GLP, GCP and cGMP, or to secure approval for clinical development plans from the FDA or comparable ex-U.S. regulatory authorities.
•We may require certain regulatory, clinical, manufacturing, financial and other information from our collaborators, which, if not provided in a timely manner or at all, could affect our ability to meet our business objectives and/or comply with applicable laws, regulations and guidance.

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
•the timely manufacture of sufficient quantities of the product candidate for use in clinical trials; and
•AEs in the clinical trials.
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

The regulatory approval processes of the FDA and other comparable ex-U.S. regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.

We are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Ex-U.S. regulatory authorities impose similar requirements. The time required to obtain approval by the FDA and other comparable ex-U.S. regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Even if we eventually complete clinical testing and receive approval of any regulatory filing for our product candidates, the FDA and other comparable ex-U.S. regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested. We have not submitted for, or obtained, regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

Applications for our product candidates could fail to receive regulatory approval for many reasons, including the following:

•the FDA or other comparable ex-U.S. regulatory authorities may disagree with the design, implementation or results of our clinical trials;
•the FDA or other comparable ex-U.S. regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;
•the population studied in the clinical trial may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;
•the FDA or other comparable ex-U.S. regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;
•we may be unable to demonstrate to the FDA or other comparable ex-U.S. regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;
•the FDA or other comparable ex-U.S. regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
•if the FDA or comparable regulatory authority requires approval or clearance of a companion diagnostic for a particular product candidate, and the FDA or comparable regulatory authority does not provide such approval or clearance, then the product candidate may not be approved for marketing; and/or

•the approval policies or regulations of the FDA or other comparable ex-U.S. regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

In addition, the policies and practices of the FDA and other regulatory authorities' with respect to clinical trials may change and additional government regulations may be enacted. For example, in recent years the FDA has issued draft guidance and launched programs aiming to reform and modernize the dose optimization procedures used by clinical trial sponsors during the development of oncology drugs. Although these efforts have not yet resulted in any formal changes to the FDA’s regulations or policies, changes in the FDA’s thinking with respect to dose selection and optimization could require us to change the design of our planned or ongoing clinical trials or otherwise conduct additional preclinical, clinical or manufacturing studies beyond those we currently anticipate, which could increase our costs and/or delay the development of our product candidates. The FDA has also issued a draft guidance regarding diversity in clinical trials. The purpose of this guidance is to provide recommendations to sponsors developing medical products on the approach for developing a Race and Ethnicity Diversity Plan to enroll representative numbers of participants from underrepresented racial and ethnic populations in the United States. If implemented, the FDA will evaluate the Race and Ethnicity Diversity Plan as an important part of the sponsor’s development program. This could require us to change the way we enroll our planned clinical trials, which could increase our costs and/or delay the development of our product candidates.

In addition, the regulatory landscape related to clinical trials in the European Union, or EU, recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials, including those that are ongoing, will become subject to the provisions of the CTR. Compliance with the CTR requirements by us, our collaborators and third-party service providers, such as CROs, may impact our development plans.

This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations and prospects.

In addition, even if we obtain approval of our product candidates, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may impose significant limitations in the form of narrow indications, warnings, a REMS, or similar risk management measures. Regulatory authorities may not approve the price we intend to charge for products we may develop, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could seriously harm our business.

The clinical trials of our product candidates may not demonstrate safety and efficacy to the satisfaction of the FDA or other comparable ex-U.S. regulatory authorities or otherwise produce positive results.

Before obtaining marketing approval from the FDA or other comparable ex-U.S. regulatory authorities for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete and its ultimate outcome is uncertain. A failure of one or more clinical trials can occur at any stage of the process. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials, including that potential biomarkers, even if validated preclinically, may not be functionally validated in clinical trials. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs. We cannot guarantee that the FDA or comparable ex-U.S. regulatory authorities will interpret trial results as we do, and more trials could be required before we are able to submit applications seeking approval of our product candidates, which may require us to expend significant resources that may not be available to us. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.

In addition, we may rely in part on preclinical, clinical and quality data generated by CROs, our collaborators and other third parties for regulatory submissions for our product candidates. While we have or will have agreements governing our relationships with these third parties, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed, and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase.

We do not know whether our future clinical trials will begin on time or enroll patients on time, or whether our ongoing and/or future clinical trials will be completed on schedule or at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

•the FDA or comparable ex-U.S. regulatory authorities disagreeing as to the design or implementation of our clinical studies;
•obtaining regulatory authorizations to commence a trial or reaching a consensus with regulatory authorities on trial design;
•any failure or delay in reaching an agreement with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•obtaining approval from one or more IRBs or ethics committees;
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
•occurrence of serious AEs in trials of the same class of agents conducted by other companies;
•selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;
•a facility manufacturing our product candidates or any of their components being ordered by the FDA or comparable ex-U.S.regulatory authorities to temporarily or permanently shut down due to violations of cGMP regulations or similar ex-U.S. requirements or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
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
•third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications; and/or
•if we are collaborating with a third party on a clinical trial, our collaborator may not devote sufficient resources to or prioritize our clinical trial.

In addition, disruptions caused by the COVID-19 pandemic have caused and may continue to cause difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable ex-U.S. regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable ex-U.S. regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs or ethics committees for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

Further, conducting clinical trials in ex-U.S. countries, as we may do for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in ex-U.S. countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with ex-U.S. regulatory schemes, as well as political and economic risks relevant to such ex-U.S. countries.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable ex-U.S. regulatory authorities. The FDA or comparable ex-U.S. regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable ex-U.S. regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable ex-U.S. regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

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

If we are unable to successfully develop companion diagnostics for biomarkers that enable patient selection, or experience significant delays in doing so, we may not realize the full commercial potential of our product candidates.

A key component of our strategy includes the use of companion diagnostics to guide patient selection of our product candidates. In some cases, a diagnostic tool may be commercially available, for example, on a tumor-profiling panel. If not already commercially available, we may be required to seek collaborations with diagnostic companies for the development of diagnostics for biomarkers associated with our product candidates. We may have difficulty in establishing or maintaining such development relationships, and we will face competition from other companies in establishing these collaborations.

There are also several risks associated with biomarker identification and validation. We, in collaboration with any diagnostic partners, may not be able to identify predictive biomarkers for one or more of our programs. We may not be able to validate potential biomarkers (e.g., certain genomic mutations) or their functional relevance preclinically in relevant in vitro or in vivo models. Data analytics and information from databases that we rely on for identifying or validating some of our biomarker-target relationships may not accurately reflect potential patient populations or may be based on incorrect methodology. Potential biomarkers, even if validated preclinically, may not be functionally effective or validated in human clinical trials.

If we, in collaboration with these parties, are unable to successfully develop companion diagnostics for our product candidates, or experience delays in doing so, the development of our product candidates may be adversely affected. The development of companion diagnostic products requires a significant investment of working capital and may not result in any future income. This could require us to raise additional funds, which could dilute our current investors or impact our ability to continue our operations in the future.

There are also risks associated with diagnostics that are commercially available, including that we may not have access to reliable supply for such diagnostics, and that we may not be able to obtain reimbursement for its use without obtaining regulatory approval.

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
•the availability of companion diagnostics for biomarkers associated with our product candidates or any other future product candidates;
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
Patient enrollment is a significant factor in the timing of clinical trials, and the timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA or comparable ex-U.S. regulatory authorities. Additionally, certain clinical trials for future product candidates may be focused on indications with relatively small patient populations, which may further limit enrollment of eligible patients or may result in slower enrollment than we anticipate. The eligibility criteria of our clinical trials, once established, may further limit the pool of available trial participants.
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

We are developing our product candidates in combination with other therapies, which exposes us to additional risks.

We are developing azenosertib and ZN-d5 in combination with one or more other approved or unapproved therapies to treat cancer or other diseases and may in the future develop additional product candidates in combination with other approved or unapproved therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or comparable ex-U.S. regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product or that safety, efficacy, manufacturing or supply issues could arise with any of those existing therapies. If the therapies we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA or comparable ex-U.S. regulatory authorities may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.

We also may choose to evaluate our product candidates in combination with one or more cancer therapies that have not yet been approved for marketing by the FDA or comparable ex-U.S. regulatory authorities. We will not be able to market and sell any product candidate we develop in combination with an unapproved cancer therapy for a combination indication if that unapproved therapy does not ultimately obtain marketing approval either alone or in combination with our product. In addition, unapproved cancer therapies face the same risks described with respect to our product candidates currently in development and clinical trials, including the potential for serious adverse effects, delay in their clinical trials and lack of regulatory approval.

If the FDA or comparable ex-U.S. regulatory authorities do not approve these other drugs or revoke their approval of, or if safety, efficacy, quality, manufacturing or supply issues arise with, the drugs we choose to evaluate in combination with our product candidate we develop, we may be unable to obtain approval of or market such combination therapy.
If the market opportunity for any product candidate that we or our strategic partners develop is smaller than we believe, our revenue may be adversely affected and our business may suffer.
Our projections of addressable patient populations that may benefit from treatment with our product candidates are based on our estimates. These estimates, which have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations and market research, may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. Additionally, the potentially addressable patient population for our product candidates may not ultimately be amenable to treatment with our product candidates. Our market opportunity may also be limited by future competitor treatments that enter the market. If any of our estimates proves to be inaccurate, the market opportunity for any product candidate that we or our strategic partners develop could be significantly diminished and have an adverse material impact on our business.
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
We have chosen to initially address well-validated biochemical targets, and therefore expect to face competition from existing products and products in development for each of our product candidates. There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. Many of these current and potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources and commercial expertise than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA or other comparable ex-U.S. regulatory authorities or in discovering, developing and commercializing products in our field before we do.
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe effects, are more convenient, have a broader label, are marketed more effectively, are reimbursed or are less expensive than any products that we may develop. Our competitors also may obtain marketing approval from the FDA or other comparable ex-U.S. regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Even if the product candidates we develop achieve marketing approval, they may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our products we may develop, if approved, could be adversely affected.
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
There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, for example, principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within HHS. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.
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
Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the member states of the EU, medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing authorization. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, product prices under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products, but monitor and control company profits. Additional ex-U.S. price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.
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

Additionally, we or our collaborators may develop companion diagnostic tests for use with our product candidates. Companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical products, will apply to companion diagnostics. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize any product candidates that we develop.
Risks Related to Regulatory Approval and Other Legal Compliance Matters
We may be unable to obtain U.S. or ex-U.S. regulatory approvals and, as a result, may be unable to commercialize our product candidates.
Our product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process must be successfully completed in the United States and in many ex-U.S. jurisdictions before a new drug can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. We cannot provide any assurance that any product candidate we may develop will progress through required clinical testing and obtain the regulatory approvals necessary for us to begin selling them.
We have not conducted, managed or completed large-scale or pivotal clinical trials nor managed the regulatory approval process with the FDA or any other regulatory authority. The time required to obtain approvals from the FDA and other regulatory authorities is unpredictable, and requires successful completion of extensive clinical trials which typically takes many years, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its ex-U.S. counterparts use when evaluating clinical trial data can and often changes during drug development, which makes it difficult to predict with any certainty how they will be applied. In addition, the FDA and its ex-U.S. counterparts may require approval or clearance of a companion diagnostic for a particular product candidate and may not approve the product candidate for marketing if such regulatory authority does not approve or clear the companion diagnostic. We may also encounter unexpected delays or increased costs due to new government regulations, including future legislation or administrative action, or changes in FDA or ex-U.S. regulatory authorities policy during the period of drug development, clinical trials and FDA or ex-U.S. regulatory authorities regulatory review.
Any delay or failure in seeking or obtaining required approvals would have a material and adverse effect on our ability to generate revenue from the particular product candidate for which we developing and seeking approval. Furthermore, any regulatory approval to market a drug may be subject to significant limitations on the approved uses or indications for which we may market the drug or the labeling or other restrictions. In addition, the FDA has the authority to require a REMS as part of approving a NDA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. Similar requirements may exist in ex-U.S. jurisdictions. These requirements or restrictions might include limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may significantly limit the size of the market for the drug and affect reimbursement by third-party payors.
We are also subject to numerous ex-U.S. regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The ex-U.S. regulatory approval process varies among countries, and generally includes all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in ex-U.S. jurisdictions. Moreover, the time required to obtain approval in ex-U.S. jurisdictions may differ from that required to obtain FDA approval.
Our current or future product candidates may cause significant AEs, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could inhibit regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.
As is the case with pharmaceuticals generally, it is likely that there may be side effects and AEs associated with our product candidates’ use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable ex-U.S. regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

If our product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial, or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly.
Patients in our ongoing and planned clinical trials may in the future suffer significant AEs or other side effects not observed in our preclinical studies or previous clinical trials. Some of our product candidates may be used as chronic therapies or be used in pediatric populations, for which safety concerns may be particularly scrutinized by regulatory agencies. In addition, if our product candidates are used in combination with other therapies, our product candidates may exacerbate AEs associated with the therapy. Patients treated with our product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or AEs that are unrelated to our product candidate, but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses.
If significant AEs or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA other comparable regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects.
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

The FDA and other comparable ex-U.S. regulatory authorities may not accept data from trials conducted in locations outside of their jurisdiction.

We may choose to conduct international clinical trials in the future. The acceptance of study data by the FDA or other comparable ex-U.S. regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable ex-U.S. regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from ex-U.S. clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of ex-U.S. data alone unless i) the data are applicable to the U.S. population and U.S. medical practice; ii) the trials were performed by clinical investigators of recognized competence and pursuant to current GCP requirements; and iii) the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA's clinical trial requirements, including the adequacy of the patient population studied and statistical powering, must be met. Furthermore, even where the ex-U.S. study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many ex-U.S. regulatory authorities have similar approval requirements. In addition, such ex-U.S. trials would be subject to the applicable local laws of the ex-U.S. jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable ex-U.S. regulatory authority will accept data from trials conducted outside of its applicable jurisdiction. If the FDA or any comparable ex-U.S. regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.
Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in ex-U.S. jurisdictions must also approve the manufacturing, marketing and promotion and reimbursement of the product candidate in those countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.
Obtaining ex-U.S. regulatory approvals and establishing and maintaining compliance with ex-U.S. regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we or any future collaborator fail to comply with the regulatory requirements in international markets or fail to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.
Even if our product candidates receive regulatory approval, they will be subject to significant post-marketing regulatory requirements and oversight.
Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or ex-U.S. regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, AE reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with cGMPs or similar ex-U.S. requirements and GCP for any clinical trials that we conduct post-approval. In addition, CMOs and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations or similar ex-U.S. requirements and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA and other comparable ex-U.S. regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

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

If we pursue development of companion diagnostic tests to identify patients who are likely to benefit from our product candidates, the failure to obtain required regulatory clearances or approvals for such diagnostic tests may prevent or delay approval of the therapeutic product. Moreover, the commercial success of any of our product candidates that require a companion diagnostic may be tied to the regulatory approval, market acceptance and continued availability of such companion diagnostic.

A key component of our strategy includes the use of companion diagnostics to guide patient selection of our product candidates. Furthermore, if safe and effective use of any of our product candidates depends on an in vitro companion diagnostic that is not otherwise commercially available, then the FDA generally will require approval or clearance of that companion diagnostic at the same time that the FDA approves our product candidates if at all. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. If a satisfactory companion diagnostic is not commercially available, we may be required to create or obtain one that would be subject to regulatory approval requirements. The process of obtaining or creating such diagnostic is time consuming and costly.

Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices by the FDA and comparable regulatory authorities, and, to date, the FDA has generally required premarket approval of companion diagnostics for cancer therapies requiring patient selection. The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express the specific genetic alteration that the companion diagnostic was developed to detect.

If the FDA or a comparable regulatory authority requires approval, clearance or certification of, or confirmatory or additional studies with respect to, a companion diagnostic for any of our product candidates, whether before or after it obtains marketing approval, we, and/or future collaborators, may encounter difficulties in developing and obtaining approval for such product candidate. Any delay or failure by us or third-party collaborators to develop, obtain or maintain regulatory approval, clearance or certification of a companion diagnostic could delay or prevent approval or continued marketing of such product candidate.

We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process for the companion diagnostic or in transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our product candidate, if approved, on a timely or profitable basis, if at all. Even if a companion diagnostic is approved, we will rely on the continued ability of any third-party collaborator to make the companion diagnostic commercially available to us on reasonable terms in the relevant geographies. Market acceptance of the companion diagnostic may be low as a result of the cost and complexity of utilizing such companion diagnostic.

Additionally, approval, clearance or certification of companion diagnostics may be subject to further legislative or regulatory reforms notably in the EU. On May 25, 2017, the In Vitro Medical Devices Regulation (2017/746), or IVDR, entered into force. The IVDR repeals and replaces the EU In Vitro Diagnostic Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU member, regulations are directly applicable, i.e., without the need for adoption of EU member states laws implementing them, in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. The IVDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. The IVDR became applicable on May 26, 2022. However, on October 14, 2021, the European Parliament and Council adopted a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices, and there is a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation.

The IVDR introduces a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue an EU certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a marketing authorization application for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national competent authorities or the EMA.

These modifications may make it more difficult and costly for us to obtain regulatory clearances or approvals or certifications for our companion diagnostics or to manufacture, market or distribute our products after clearance or approval or certification is obtained.

Disruptions at the FDA, the SEC and other government agencies caused by funding shortages or global health concerns could prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA and other regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s and ex-U.S. regulatory authorities’ ability to perform routine functions. Average review times at the FDA and ex-U.S. regulatory authorities have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and ex-U.S. manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the entities it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States may have adopted similar restrictions and other policy measures in response to the COVID-19 pandemic.

If we are unable to obtain accelerated approval or any other form of expedited development or review from the FDA or comparable ex-U.S. regulatory authorities, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.

We may in the future seek an accelerated approval or another form of expedited development or review for our one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional confirmatory studies to verity and describe the drug’s clinical benefit. If such confirmatory studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug on an expedited basis. In addition, in December 2022, the President signed an omnibus appropriations bill to fund the U.S. government through fiscal year 2023. Included in the omnibus bill is the Food and Drug Omnibus Reform Act of 2022, which among other things, introduced reforms intended to expand the FDA’s ability to regulate products receiving accelerated approval, including by increasing the FDA’s oversight over the conduct of confirmatory trials; however, the ultimate impact of these reforms remains unclear.

In the EU, under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use may perform an accelerated assessment of a marketing authorization application. Applicants requesting an accelerated assessment procedure must justify that the product candidate is expected to be of major public health interest, particularly from the point of view of therapeutic innovation.

Prior to seeking accelerated approval or another form of expedited development or review for any of our product candidates, we intend to seek feedback from the FDA or ex-U.S. regulatory authorities and will otherwise evaluate our ability to seek and receive accelerated approval or another form of expedited development or review. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA for accelerated approval or another form of expedited development, review or approval. Furthermore, if we decide to submit an application for accelerated approval or another form of expedited development, review or approval for our product candidates, there can be no assurance that such submission or application will be accepted or that any such expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable ex-U.S. regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

For example, in March 2010, the ACA was passed, which substantially changes the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures will impact our business. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include the American Rescue Plan Act of 2021, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most recently, on August 16, 2022, the IRA was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for biotechnology products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA or ex-U.S. regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.
Our relationships with healthcare professionals, clinical investigators, CROs and third party payors in connection with our current and future business activities may be subject to fraud and abuse laws and other healthcare laws and regulations.
Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal, state and ex-U.S. healthcare laws and regulations include the following:

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
•the federal Physician Payments Sunshine Act (renamed the Open Payments Act) requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to

CMS information regarding payments and other transfers of value to physicians, as defined by such law, certain non-physician practitioners including physician assistants and nurse practitioners, and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members. The information reported is publicly available on a searchable website, with disclosure required annually; and
•analogous state and ex-U.S. laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.
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

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and ex-U.S. laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information, such as information that we may collect in connection with clinical trials. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or ex-U.S. laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our business, results of operation, and financial condition.

In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties, but we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. Certain states have also adopted comparable privacy and security laws and regulations governing the privacy, processing and protection of personal information. For example, the State of California enacted the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with, data breach litigation. Further, the California Privacy Rights Act, or CPRA, generally went into effect on January 1, 2023, and significantly amends the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Connecticut, Utah and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For instance, the EU General Data Protection Regulation, or GDPR, went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements, administrative penalties and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. In

July 2020, the Court of Justice of the EU, or CJEU, limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses, or SCCs. In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed on October 7, 2022 on Enhancing Safeguards for Untied States Signals Intelligence Activities. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs have been required for relevant new data transfers since September 27, 2021; existing standard contractual clauses arrangements had to be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK. The UK’s Information Commissioner’s Office has published new data transfer standard contracts for transfers from the United Kingdom under the UK GDPR. This new documentation has been mandatory for relevant data transfers since September 21, 2022; existing SCCs arrangements must be migrated to the new documentation by March 21, 2024. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, from January 1, 2021, we have had to comply with both the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in United Kingdom national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of £17.5 million or 4% of global turnover. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
Our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, CMOs, suppliers and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, CMOs, suppliers and vendors may engage in misconduct or other improper activities. Misconduct by these parties could include failures to comply with FDA and other ex-U.S. authorities regulations, provide accurate information to the FDA or ex-U.S. regulatory authorities, comply with federal, state and ex-U.S. health care fraud and abuse laws and regulations, accurately report financial information or data or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by these parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations.
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
Our business activities may be subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and similar anti-bribery and anti-corruption laws of other countries in which we operate, as well as U.S. and certain ex-U.S. export controls, trade sanctions, and import laws and regulations. Compliance with these legal requirements could limit our ability to compete in ex-U.S. markets and subject us to liability if we violate them.
If we further expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. Our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits companies and their employees and third party intermediaries from offering, promising, giving or authorizing the provision of anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, hospitals owned and operated by the government, and doctors and other hospital employees would be considered ex-U.S. officials under the FCPA. Recently the SEC and the U.S. Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, disgorgement, and other sanctions and remedial measures, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international activities, our ability to attract and retain employees and our business, prospects, operating results and financial condition.
In addition, our products and activities may be subject to U.S. and ex-U.S. export controls, trade sanctions and import laws and regulations. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or products targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export our products to existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell access to our products would likely adversely affect our business.
Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business
The COVID-19 pandemic has adversely impacted, and we expect will continue to adversely impact, our business, including our preclinical studies and clinical trials.

In 2020, a strain of the novel coronavirus disease, COVID-19, was declared a pandemic and spread across the world, including throughout the United States, Europe and Asia. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. Our employees are working based on a hybrid work model, in which they work both from our offices and remotely. As a result of the COVID-19 pandemic, we have experienced and we may continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•delays or difficulties in enrolling patients in our clinical trials;
•delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•delays in receiving authorizations from regulatory authorities to initiate our planned clinical trials;
•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state or ex-U.S. governments, employers and others or interruption of clinical trial subject visits and study procedures (such as endoscopies that are deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;
•risk that participants enrolled in our clinical trials will contract COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed AEs;
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
The COVID-19 pandemic continues to evolve. The extent to which the pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the impact of variants, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the adoption, the prolonged efficacy of available vaccines and effectiveness of vaccination efforts and other actions taken in the United States and other countries to contain and treat the disease.
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

We have never commercialized a product candidate. In order to commercialize any product candidates, if approved, for which we retain commercialization rights, we must build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for each of the territories in which we may have approval to sell or market our product candidates. We may not be successful in accomplishing these required tasks. In addition, for product candidates for which we do not retain commercialization rights, we will rely on the assistance of collaborators to successfully commercialize any product candidates that are approved.

Establishing an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates will be expensive and time-consuming, and will require significant attention of our executives to manage. Factors that may affect our ability to commercialize our product candidates on our own include recruiting and retaining adequate numbers of effective sales and marketing personnel, obtaining access to or persuading adequate numbers of physicians to prescribe our product candidates and other unforeseen costs associated with creating an independent sales and marketing organization. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could adversely impact the commercialization of any of our product candidates that we obtain approval to market, especially if we also do not have arrangements in place with third parties to provide such services on our behalf. Alternatively, if we choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, we will be required to negotiate and enter into arrangements with such third parties relating to the proposed collaboration. If we are unable to enter into such arrangements when needed, on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval or any such commercialization may experience delays or limitations. If we are unable to successfully commercialize our approved product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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
•managing our internal development efforts effectively, including the clinical, FDA and other comparable ex-U.S. regulatory agencies’ review process for our product candidates, while complying with any contractual obligations to contractors and other third parties we may have; and
•improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize, our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. Furthermore, certain of our employees, including members of our management team perform services on behalf of Kalyra Pharmaceuticals, Inc., and Zentera Therapeutics, pursuant to intercompany and collaborative agreements, respectively. As a result, such individuals do not allocate all of their time and resources to us and our other subsidiaries which, coupled with the need to manage growth activities, could further limit their ability to devote a sufficient amount of attention to day-to-day activities of our business.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of our product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing third party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.

Despite the implementation of security measures, our information systems and those of our current and any future CROs, CMOs and other contractors, consultants, collaborators and third-party service providers, are vulnerable to attack, damage and interruption from computer viruses and malware (e.g., ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failure, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Attacks upon information technology systems are also increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. If such an event were to occur and cause interruptions in our operations or result in the unauthorized acquisition of or access to our trade secrets, personal information or other proprietary or sensitive information, it could result in a material disruption of our drug discovery and development programs. Some federal, state and ex-U.S. government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could be exposed to litigation and governmental investigations, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws.

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
We intend to seek approval to market our product candidates in both the United States and in selected ex-U.S. jurisdictions. If we obtain approval in one or more ex-U.S. jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some ex-U.S. countries, particularly those in the EU, the pricing of drugs is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future healthcare reform measures.

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

Unfavorable global, political or economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the recent global economic downturn has caused rising inflation and interest rates and has led to extreme volatility and disruptions in the capital and credit markets. A worsening or prolonged economic downturn or recession could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, and cause the prices of our supplies to increase or cause our customers to delay making payments for our services. In addition, the current military conflict between Russia and Ukraine could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions have and may in the future be initiated by nations including the U.S., the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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

As of December 31, 2022, we had available federal and state net operating loss carryforwards, or NOLs, of approximately $390.3 million and $192.4 million, respectively. $369.4 million of our federal NOLs were generated in taxable years beginning after December 31, 2017 and can be carried forward indefinitely, but may only be used to offset up to 80% of our taxable income in future periods. This limitation may require us to pay U.S. federal income taxes in future years despite generating federal NOLs in prior years. Our federal NOLs generated in tax years beginning prior to January 1, 2018 are not subject to this limitation, but are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law, and will start to expire in 2033 if not utilized. Our state NOLs begin to expire in 2033.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in its ownership by one or more “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-ownership change federal NOLs and certain other pre-change tax attributes to offset its post-change taxable income and income tax liabilities may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. We have not conducted any studies to determine whether any such ownership changes have occurred or the annual limitations, if any, that could result from such ownership changes. Our ability to utilize our NOLs and certain other tax attributes could be limited by an ownership change as described above and consequently, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations.
A variety of risks associated with marketing our product candidates internationally could materially adversely affect our business.
We plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in ex-U.S. countries if we obtain the necessary approvals, including:

•differing regulatory requirements and reimbursement regimes in ex-U.S. countries;
•unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•economic weakness, including inflation, or political instability in particular ex-U.S. economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•ex-U.S. taxes, including withholding of payroll taxes;
•ex-U.S. currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•difficulties staffing and managing ex-U.S. operations;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•potential liability under the FCPA or comparable ex-U.S. regulations;
•challenges enforcing our contractual and intellectual property rights, especially in those ex-U.S. countries that do not respect and protect intellectual property rights to the same extent as the United States;
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

A portion of our manufacturing of our lead product candidates takes place in ex-U.S. countries, including China, through third-party manufacturers. A significant disruption in the operation of those manufacturers, a trade war or political unrest in such ex-U.S. countries, including China, could materially adversely affect our business, financial condition and results of operations.

We currently contract manufacturing operations to third parties, and clinical quantities of our lead product candidates are manufactured by certain of these third parties outside the United States, including in China, and we expect to continue to use such third-party manufacturers for such product candidates. Any disruption in production or inability of our manufacturers in such ex-U.S. countries, including in China, to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. Furthermore, since these manufacturers are located outside the United States, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or ex-U.S. governments, political unrest or unstable economic conditions in such ex-U.S. countries, including in China. For example, a trade war could lead to tariffs on the chemical intermediates we use that are manufactured in China. Any of these matters could materially and adversely affect our business and results of operations. Any recall of the manufacturing lots or similar action regarding our product candidates used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in the ex-U.S. countries. Future appreciation of the local currency could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines in the ex-U.S. countries, including in China.
Risks Related to Our Intellectual Property

Our success depends on our ability to protect our intellectual property and our proprietary platform.
Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies and their uses, our and our licensors’ ability to operate without infringing the proprietary rights of others, and our and our licensors' ability to successfully defend our patents, including those that we have in-licensed, against third-party challenges. If we or our licensors are unable to protect our intellectual property rights or if our intellectual property rights are inadequate for our technology or our product candidates, our competitive position could be harmed. We and our licensors generally seek to protect our proprietary position by filing patent applications in the United States and outside of the United States related to our product candidates, proprietary technologies and their uses that are important to our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents, if issued, will be infringed or will not be designed around, invalidated or rendered unenforceable by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our and our licensors’ proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our or our licensors’ rights or permit us or our licensors to gain or keep any competitive advantage. These uncertainties and/or limitations in our and our licensors’ ability to properly protect the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operations.
Although we license issued patents in the United States and ex-U.S. countries, we cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain ex-U.S. countries will be considered patentable by the United States Patent and Trademark Office, or USPTO, courts in the United States or by the patent offices and courts in ex-U.S. countries, nor can we be certain that the claims in our issued patents will not be found invalid or unenforceable if challenged.
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
•there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and
•countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing ex-U.S. competitors a better opportunity to create, develop and market competing products.
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
We are a party to a number of license agreements under which we are granted rights to intellectual property that are important to our business and we may enter into additional license agreements in the future. For example, our wholly owned subsidiary, ZMI, is party to a license agreement with Recurium IP under which we have an exclusive license to certain intellectual property rights, including certain intellectual property covering azenosertib, ZN-d5, and our BCL-xL product candidate.
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
In addition, certain of our agreements may limit or delay our ability to consummate certain transactions, may impact the value of those transactions, or may limit our ability to pursue certain activities. For example, if we choose to sublicense or assign to any third parties certain patent rights exclusively in-licensed under the Recurium Agreement, we may be required to pay to Recurium a specified percentage of certain sublicensing income to be received in connection with such transaction.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our in-licensed patents may not cover our product candidates or may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review, or PGR, and inter partes review, or IPR, or other similar proceedings in the USPTO or ex-U.S. patent offices challenging our patent rights. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity of our patents, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensors and the patent examiner were unaware during prosecution. There is no assurance that all potentially relevant prior art relating to our patents and patent applications or those of our licensors has been found. There is also no assurance that there is not prior art of which we or licensors were or are aware of, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications or those of our licensors, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us. Such loss of in-licensed patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
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
Some of our intellectual property may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies if it is determined that our intellectual property has been discovered through government-funded programs. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with non-U.S. manufacturers.
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
Our commercial success depends in part on avoiding infringement of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our product candidates and products that may be approved in the future, or impair our competitive position. There is a substantial amount of litigation and administrative proceedings, both within and outside the United States, involving patent and other intellectual property rights in the biopharmaceutical industry, including patent invalidity and infringement lawsuits, oppositions, reexaminations, IPR proceedings and PGR proceedings before the USPTO, ex-U.S. patent offices and/or in a court of law. Numerous third-party U.S. and ex-U.S. issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates.
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
Although no third party has asserted a claim of patent infringement against us as of the date of this periodic report, others may hold proprietary rights that could prevent our product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin activities relating to our product candidates or processes could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or develop our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results.
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
Competitors may infringe our intellectual property rights or those of our licensors. To prevent infringement or unauthorized use, we and/or our licensors may be required to file infringement claims, which can be expensive and time-consuming. Further, our licensors may need to file infringement claims, but they may elect not file such claims. In addition, in a patent infringement proceeding, a court may decide that a patent we own or license is not valid, is unenforceable and/or is not infringed. If we or any of our licensors or potential future collaborators were to initiate legal proceedings against a third party to enforce a patent directed at one of our product candidates, the defendant could assert that our patent is invalid and/or unenforceable in whole or in part. In patent litigation, defendant allegations of invalidity and/or unenforceability of asserted patents are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty or written description, obviousness or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent intentionally withheld material information from the USPTO or made a misleading statement during prosecution.
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
Derivation or interference proceedings provoked by third parties or brought by us or our licensors, or declared by the USPTO or similar proceedings in ex-U.S. patent offices may be necessary to determine the priority of inventions with respect to our or our licensors’ patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our or our licensors’ defense of such proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with such proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties or enter into development or manufacturing partnerships that would help us bring our product candidates to market.
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
As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve a high degree of technological and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time-consuming and inherently uncertain. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property and may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. In addition, Congress or other ex-U.S. legislative bodies may pass patent reform legislation that is unfavorable to us.
For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our or our licensors’ ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO, or similar authorities in ex-U.S. jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our or our licensors’ ability to obtain new patents or to enforce our existing patents and patents we might obtain in the future.
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
Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA-approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain ex-U.S. countries upon regulatory approval of our product candidates. However, we or our licensors may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we or our licensors are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.
We may not be able to protect our intellectual property rights throughout the world.
Although we have issued patents and pending patent applications in the United States and certain other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some ex-U.S. countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we or our licensors have patent protection but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our or our licensors’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
Many companies have encountered significant problems in protecting and defending intellectual property rights in ex-U.S. jurisdictions. The legal systems of many ex-U.S. countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our or our licensors’ patents or marketing of competing products in violation of our proprietary rights. Proceedings to enforce our or our licensors’ patent rights in ex-U.S. jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our or our licensors’ patents at risk of being invalidated or interpreted narrowly and our or our licensors’ patent applications at risk of not issuing and could provoke third parties to assert claims against us. We or our licensors may not prevail in any lawsuits that we or our licensors initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our or our licensors’ efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
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
Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to the USPTO and various ex-U.S. patent offices at various points over the lifetime of our patents and/or applications. We have systems in place to remind us to pay these fees, and we rely on third parties to pay these fees when due. Additionally, the USPTO and various ex-U.S. patent offices require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If such an event were to occur, it could have a material adverse effect on our business.

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
We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators and third-party CROs, to conduct certain aspects of our preclinical studies and clinical trials and to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors, including CROs, are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable ex-U.S. regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable ex-U.S. regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations and similar ex-U.S. requirements. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be adversely affected if any of these third parties violates federal, state or ex-U.S. fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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
We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates for preclinical studies and clinical trials under the guidance of members of our organization. We do not have long-term supply agreements, and we purchase our required supply on a purchase order basis. Furthermore, the raw materials for our product candidates are sourced, in some cases, from a single-source supplier. We currently mitigate potential supply risks for azenosertib and ZN-d5, if any, through inventory management. If we were to experience an unexpected loss of supply of any of our product candidates or any of our future product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials.
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
We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our third-party contract manufacturing partners for compliance with cGMP regulations or similar ex-U.S. requirements for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our third-party contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable ex-U.S. regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations. Our current and anticipated future dependence upon others for the manufacture of our product candidates or drugs may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.
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
We would face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or comparable ex-U.S. regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of intellectual property and industry and market conditions generally. The potential collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. Further, we may not be successful in our efforts to establish a collaboration or other alternative arrangements for future product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view them as having the requisite potential to demonstrate safety and efficacy.
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

As of December 31, 2022, our executive officers and directors, combined with our stockholders who owned more than 5% of our common stock, together with their respective affiliates, owned a significant percentage of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as matters related to our management and affairs. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Outstanding shares of our common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act, or to the extent that such shares have already been registered under the Securities Act and are held by non-affiliates of ours. Moreover, holders of a substantial number of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also register all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our principal executive office is located at 1359 Broadway, Suite 1710, New York, New York, 10018, where we lease approximately 31,300 square feet of office space under a lease that expires in November 2032. We also occupy approximately 56,700 square feet and 17,900 square feet of office and laboratory space, respectively, in San Diego, California, under a lease that expires in September 2032. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

Stock Performance Graph

The following graph and table illustrate the total return from April 3, 2020 (the date of our IPO) through December 31, 2022, for (i) our common stock, (ii) the Nasdaq Composite Index, and (iii) the Nasdaq Biotechnology Index. The graph and the table assume that $100 was invested on April 3, 2020 in each of our common stock, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index, and that any dividends were reinvested. The graph assumes our closing sales price on April 3, 2020 of $23.20 per share as the initial value of our common stock and not the initial offering price to the public of $18.00 per share. The comparisons reflected in the graph and table represent past performance and are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG ZENTALIS PHARMACEUTICALS, INC.
NASDAQ COMPOSITE INDEX AND NASDAQ BIOTECHNOLOGY INDEX
$400
$350
$300
$250
$200
$150
$100
$50
$-
4/3/2020
12/31/2020
12/31/2021
12/31/2022
ZENTALIS PHARMACEUTICALS, INC.
NASDAQ COMPOSITE INDEX
NASDAQ BIOTECHNOLOGY INDEX
*ASSUMES $100 INVESTMENT IN COMPANY'S COMMON STOCK ON APRIL 3, 2020

Holders
As of February 27, 2023, there were approximately 15 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Recent Sales of Unregistered Securities
The Company did not sell any equity securities during the year ended December 31, 2022 that were not registered under the Securities Act.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans is incorporated herein by reference to Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Annual Report on Form 10-K.

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

A discussion regarding our financial condition and results of operations for the years ended December 31, 2022 and 2021, including a year-to-year comparison between 2022 and 2021, is presented below. For a discussion regarding our financial condition and results of operations for the year ended December 31, 2020, including a year-to-year comparison between 2021 and 2020, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on 10-K for the year ended December 31, 2021 filed on February 24, 2022.
Overview
We are a clinical-stage biopharmaceutical company focused on discovering and developing small molecule therapeutics targeting fundamental biological pathways of cancers. We are developing a focused pipeline of potentially best-in-class oncology candidates. Our product candidates are:

•Azenosertib (ZN-c3), a potentially first-in-class Wee1 inhibitor for advanced solid tumors and hematological malignancies;
•ZN-d5, a B-cell lymphoma 2, or BCL-2, inhibitor for hematological malignancies and related disorders; and
•A heterobifunctional degrader of BCL-xL, a member of the anti-apoptotic BCL-2 proteins, for solid tumors and hematological malignancies.

We are currently evaluating azenosertib and ZN-d5 in multiple ongoing clinical trials and conducting studies to enable an Investigational New Drug, or IND, application for our BCL-xL product candidate. We also continue to use our extensive drug discovery experience and capabilities across cancer biology and medicinal chemistry, which we refer to as our Integrated Discovery Engine, to advance our ongoing research on protein degraders of undisclosed targets. We believe our product candidates are differentiated from current programs targeting similar pathways and, if approved, have the potential to significantly impact clinical outcomes of patients with cancer.
Our Pipeline

We are developing a focused pipeline of oncology product candidates with the potential to address significant unmet medical need for cancer patients. Two of our product candidates are currently in multiple ongoing clinical trials: azenosertib, an inhibitor of Wee1, a protein tyrosine kinase, and ZN-d5, a selective inhibitor of BCL-2. To date, azenosertib has been well tolerated and has demonstrated monotherapy anti-tumor activity across multiple tumor types in clinical trials. In addition, ZN-d5 has been well tolerated in clinical trials to date. We have also declared a development candidate for our BCL-xL degrader program, for which we are conducting IND-enabling studies.

We currently exclusively in-license worldwide development and commercialization rights to azenosertib, ZN-d5, and our BCL-xL product candidate. We out-licensed azenosertib and ZN-d5 development and commercialization rights in select Asian countries, including China, to our joint venture, Zentera Therapeutics, or Zentera. As of December 31, 2022, we held a 40.3% equity interest in Zentera. For more information about our joint venture with Zentera, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—License Agreements and Strategic Collaborations" and Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The following table summarizes our product candidate pipeline.

Our Development Programs

Azenosertib (Wee1 Inhibitor)

Azenosertib is a potentially best-in-class and first-in-class oral, small molecule Wee1 inhibitor. As illustrated in the figure below, the inhibition of Wee1, a DNA damage response kinase, drives cancer cells into mitosis without being able to repair damaged DNA, resulting in cell death and thereby preventing tumor growth and potentially causing tumor regression. Currently, there are no Wee1 inhibitors approved by the U.S. Food and Drug Administration, or FDA. We have designed azenosertib to have advantages over other investigational therapies targeting Wee1, including superior selectivity and PK properties. Azenosertib is currently being evaluated in the clinic for advanced solid tumors and hematological malignancies in the following three therapeutic settings of high unmet medical need:

•as a monotherapy,
•in combination with traditional chemotherapy and DNA damaging agents, and
•in combination with molecularly targeted agents.

Two key components of our azenosertib clinical development strategy are our dose optimization activities and our pursuit of Cyclin E1 as a patient enrichment strategy.

Azenosertib is being evaluated in multiple current or planned clinical trials, including the following:

•Monotherapy - Phase 2 Clinical Trial in Recurrent or Persistent Uterine Serous Carcinoma (USC) (ZN-c3-004). Azenosertib is currently being evaluated as a monotherapy in a Phase 2 clinical trial in adult women with USC. As of a September 14, 2022 data cutoff, a total of 43 patients were enrolled and dosed. Azenosertib was well tolerated. The most common treatment related adverse events, or AEs, were nausea (60.5% all grades/9.3% grade 3 or higher), fatigue (46.5% all grades/9.3% grade 3 or higher), diarrhea (37.2% all grades/7.0% grade 3 or higher) and vomiting (32.6% all grades/7.0% grade 3 or higher). We anticipate declaring an azenosertib monotherapy RP2D in the first half of 2023, and we plan to update the timeline of this USC study thereafter. The FDA granted Fast Track designation in November 2021 to azenosertib in patients with advanced or metastatic USC who have received at least one prior platinum-based chemotherapy regimen for management of advanced or metastatic disease. We believe that the study design in this patient population has the potential to support registration in the United States.

•Monotherapy - Phase 1 Dose Optimization Clinical Trial in Solid Tumors (ZN-c3-001). We are currently evaluating azenosertib as a monotherapy in a Phase 1 dose optimization clinical trial for the treatment of solid tumors. We announced preliminary efficacy data from this trial with a data cutoff of May 15, 2021 from 34 patients, where we showed five confirmed partial responses, or cPRs, to azenosertib in monotherapy across several tumor types, including ovarian cancer (-69% cPR), colorectal cancer (-51% cPR), NSCLC (-49% cPR), and USC (-49% cPR) and (-43% cPR). We announced preliminary safety data from this trial at the 2022 American Association of Cancer Research, or AACR, Annual Meeting in April 2022. As of a January 21, 2022 data cutoff, there were 32 patients evaluated for safety and azenosertib was well tolerated. The most common treatment related AEs were nausea (71.9% all grades/3.1% grade 3 or higher), fatigue (53.1% all grades/18.8% grade 3 or higher), diarrhea (46.9% all grades/6.3% grade 3 or higher) and vomiting (46.9% all grades/0% grade 3 or higher). We also announced preliminary efficacy data from the Phase 1 monotherapy expansion cohort in USC from this trial at the 2022 AACR Annual Meeting. As of a January 21, 2022 data cutoff, there were 11 evaluable patients in the USC cohort, with 27.3% demonstrating an objective response rate, or ORR, and 90.9% demonstrating a disease control rate, or DCR.

•Monotherapy - Phase 2 Clinical Trial in Cyclin E1 Driven High-Grade Serous Ovarian Cancer, Fallopian Tube, or Primary Peritoneal Cancer (HGSOC) (ZN-c3-005). We are evaluating azenosertib as a monotherapy in a Phase 2 clinical trial in patients with Cyclin E1 driven HGSOC. Our Cyclin E1 enrichment strategy is supported by preclinical data that showed that high Cyclin E1 protein expression sensitized cancer cells to the anti-tumor effects of azenosertib as well as preliminary retrospective clinical data that Cyclin E1 protein levels may be associated with clinical benefit from Wee1 inhibition.

•Combination - Phase 1/2 Clinical Trial of Azenosertib and PARPi in Platinum-Resistant Ovarian Cancer (ZN-c3-006). We are evaluating azenosertib in combination with GSK's PARP inhibitor, niraparib (ZEJULA®), in a Phase 1/2 clinical trial in platinum-resistant ovarian cancer patients who have failed PARP inhibitor, or PARPi, maintenance treatment as part of a clinical collaboration with GSK. This study is currently enrolling two cohorts — one with concurrent dosing of the two drugs, and one with azenosertib and niraparib administered on a dose escalating, alternating schedule of one week of azenosertib followed by one week of niraparib. This clinical study is supported by preclinical data that showed that combining azenosertib and niraparib resulted in synergistic cell killing in ovarian in vivo models.

•Combination - Phase 1b Clinical Trial of Azenosertib and Chemotherapy in Platinum-Resistant Ovarian, Peritoneal or Fallopian Tube Cancer (ZN-c3-002). Azenosertib is currently being evaluated in combination with each of paclitaxel, carboplatin, pegylated liposomal doxorubicin (PLD) and gemcitabine in four separate cohorts in a Phase 1b clinical trial in patients with platinum-resistant ovarian, peritoneal or fallopian tube cancer. We provided a preliminary efficacy and safety update at the 2022 AACR Annual Meeting in April 2022, highlighting that azenosertib in combination with chemotherapy demonstrated strong anti-tumor activity in a heavily pretreated population and was well tolerated. As of the January 28, 2022 data cutoff, there were 43 evaluable patients for efficacy, with an ORR of 30.2% across all evaluable chemotherapy cohorts (paclitaxel, carboplatin and PLD). In the paclitaxel cohort, there were 8 evaluable patients and an ORR of 62.5%; in the carboplatin cohort, there were 11 evaluable patients and an ORR of 45.5%; and in the PLD cohort, there were 24 evaluable patients and an ORR of 12.5%. As of the January 28, 2022 data cutoff, there were 56 evaluable patients for safety. The most common treatment related AEs were nausea (48.2% all grades/5.4% grade 3 or higher), neutropenia (41.1% all grades/32.1% grade 3 or higher), thrombocytopenia (37.5% all grades/17.9% grade 3 or higher), vomiting (30.4% all grades/7.1% grade 3 or higher) and anemia (26.8 all grades/7.1% grade 3 or higher).

•Combination - Phase 1/2 Clinical Trial of Azenosertib and Chemotherapy in Relapsed or Refractory Osteosarcoma (ZN-c3-003). Azenosertib is currently being evaluated in combination with gemcitabine, in a Phase 1/2 clinical trial in adult and pediatric patients with R/R osteosarcoma. We reported initial results from this trial at the 2022 Connective Tissue Oncology Society, or CTOS, Annual Meeting in November 2022. As of a October 24, 2022 data cutoff, there were 12 patients evaluable for efficacy, with approximately 33% of patients demonstrating event-free survival, or EFS, at 18 weeks (compared to approximately 12% at 18 weeks for this indication historically). As of the October 24, 2022 data cutoff, there were 17 patients evaluable for safety. Azenosertib demonstrated a manageable safety profile with 82.4% experiencing treatment related AEs of which 52.9% were grade 3 or higher. The most common treatment related AEs were platelet count decreased/thrombocytopenia (47.1% all grades/35.3% grade 3 or higher), fatigue (29.4% all grades/5.9% grade 3 or higher), nausea (29.4% all grades/0% grade 3 or higher) and rash (29.4% all grades/5.9% grade 3 or higher). We received orphan drug designation and rare pediatric disease designation from the FDA for azenosertib in osteosarcoma.

•Combination - Phase 1/2 Clinical Trial of Azenosertib with Encorafenib and Cetuximab (BEACON Regimen) in BRAF V600E Mutant Metastatic Colorectal Cancer (mCRC) (ZN-c3-016). We are collaborating with Pfizer to evaluate azenosertib in combination with encorafenib and cetuximab, an FDA-approved standard of care known as the

BEACON regimen, in patients with BRAF V600E mutant mCRC in a Phase 1/2 clinical trial. In preclinical studies, Wee1 inhibition has shown synergy with many targeted agents in mutationally driven cancers, and the addition of azenosertib to the BEACON regimen enhanced anti-tumor activity in a cell-line-derived xenograft model. We initiated enrollment in this clinical trial in the first quarter of 2023.

•Combination - Phase 1/2 Clinical Trial of Azenosertib and Chemotherapy in Pancreatic Cancer. We have also agreed to support the Dana Farber-sponsored Phase 1/2 clinical trial evaluating azenosertib and chemotherapy, gemcitabine, in platinum-resistant pancreatic cancer patients.

ZN-d5 (BCL-2 Inhibitor)

ZN-d5 is a potentially best-in-class selective, oral small molecule inhibitor of BCL-2. BCL-2 is a protein that plays a critical role in the regulation of cell death, known as apoptosis. The overexpression of BCL-2 is frequently detected in numerous cancer types, which prevents apoptosis of cancer cells. Utilizing our medicinal chemistry expertise, we have designed ZN-d5 to have best-in-class potency, selectivity and PK properties. ZN-d5 is currently being evaluated in the clinic in patients with hematological malignancies in both the monotherapy and combination settings.

ZN-d5 is being evaluated in the following monotherapy and combination clinical trials:

•Monotherapy - Phase 1/2 Clinical Trial in Relapsed or Refractory Light Chain Amyloidosis (R/R AL Amyloidosis) (ZN-d5-003). ZN-d5 is being evaluated as a monotherapy in a Phase 1/2 clinical trial in R/R AL amyloidosis. BCL-2 inhibition has demonstrated clinical activity in R/R AL amyloidosis; however, there are currently no FDA-approved BCL-2 inhibitors for the treatment of R/R AL amyloidosis. This Phase 1/2 study in patients with R/R AL amyloidosis consists of a dose escalation phase to establish the monotherapy RP2D in this setting, and an expansion phase to further assess the safety and efficacy of ZN-d5 in this population. The study is expected to enroll up to approximately 140 patients.

•Monotherapy - Phase 1 Clinical Trial in Non-Hodgkin Lymphoma (NHL) (ZN-d5-001). We are evaluating ZN-d5 as a monotherapy in a Phase 1 dose escalation clinical trial in patients with NHL. As of the database cutoff date of November 3, 2021, 23 patients with NHL were evaluable for safety. At our R&D Day in December 2021, we reported preliminary interim data from the NHL patients in this study. As of the November 3, 2021 database cutoff date, ZN-d5 was well tolerated, with 73.9% of the NHL patients having experienced AEs (30.4% grade 3 or higher), not all of which were related ZN-d5. Anemia (21.7% all grades/8.7% grade 3 or higher), diarrhea (13.0% all grades/4.3% grade 3 or higher), and nausea and vomiting (8.7% each all grades/0% grade 3 or higher) comprise the most commonly experienced AEs. Investigator-reported responses using the Lugano 2014 classification among 11 patients with diffuse large B-cell lymphoma included a complete response, an unconfirmed PR, and two subjects with stable disease, as of the database cutoff date of November 3, 2021.

•Combination - Phase 1/2 Clinical Trial of ZN-d5 and Azenosertib in Relapsed or Refractory Acute Myeloid Leukemia (R/R AML) (ZN-d5-004C). ZN-d5 is being evaluated in combination with azenosertib in a Phase 1/2 dose escalation clinical trial in patients with R/R AML. The Phase 1 portion of this trial will escalate the doses of both drugs to identify the RP2D for the combination, which will be assessed in Phase 2 expansion cohort(s). This study is expected to enroll up to approximately 100 patients. This clinical trial is supported by preclinical models that showed that the combination of ZN-d5 with azenosertib yielded a significant enhancement of activity in several indications, including R/R AML, as compared to activity shown with either of these product candidates as a single agent. Preclinical models also showed that the combination of ZN-d5 with azenosertib was well tolerated in mice. We believe we are the only company to have both a Wee1 inhibitor and a BCL-2 inhibitor in clinical development.

BCL-xL Heterobifunctional Degrader

In November 2022, we announced that we identified a BCL-xL protein degrader candidate and initiated IND-enabling studies. We are developing a BCL-xL heterobifunctional degrader based on non-functional or dysfunctional E3 ubiquitin ligase complex in platelets, allowing for the potential mitigation of dose-limiting thrombocytopenia historically associated with BCL-xL inhibitors.
Liquidity Overview

Since our inception, our operations have been limited to organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product pipeline. We do not have any products approved for commercial sale and have not generated any revenues from product sales. We will not generate revenue from product sales unless and until we successfully complete clinical development, obtain regulatory approval for, and commercialize one or more of our product candidates. We will need to raise substantial additional capital to support our continuing operations and pursue our growth strategy.

Since inception, we have incurred significant operating losses. Our net losses were $237.1 million for the year ended December 31, 2022. We had an accumulated deficit of $596.4 million as of December 31, 2022. We had cash, cash equivalents and marketable securities of $437.4 million as of December 31, 2022. We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
Impact of COVID-19 Pandemic and Global Macroeconomic Environment
We continue to monitor how the COVID-19 pandemic is affecting our employees, business, preclinical studies and clinical trials. Our employees are working based on a hybrid work model, in which they work both from our offices and remotely. Disruptions caused by the COVID-19 pandemic have resulted in difficulties including delays in initiating new trial sites and certain supply chain activities, suspension of enrollment at some of our existing trial sites, and the incurrence of additional costs as a result of preclinical study and clinical trial delays and adjustments and supply chain delays. Limited operations at our laboratory facilities during quarantine periods resulted in delays in our research-stage programs. As a result, we expect that the COVID-19 pandemic will continue to impact our business, results of operations, clinical development timelines and financial condition. At this time, there is continuing uncertainty relating to the trajectory of the COVID-19 pandemic and impact of related responses. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence. See “Risk Factors — The COVID-19 pandemic has adversely impacted and we expect will continue to adversely impact our business, including our preclinical studies and clinical trials.” in Part I, Item 1A. of this Annual Report on Form 10-K.Further, the global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. All of these factors could impact our liquidity and future funding requirements, including but not limited to our ability to raise additional capital when needed on acceptable terms, if at all. The duration of this economic slowdown is uncertain and the impact on our business is difficult to predict. See “Risk Factors — Unfavorable global, political or economic conditions could adversely affect our business, financial condition or results of operations.” in Part I, Item 1A. of this Annual Report on Form 10-K.
License Agreements and Strategic Collaborations
Recurium IP Holdings, LLC License Agreement
In December 2014, our wholly owned subsidiary, Zeno Pharmaceuticals, Inc., entered into the Recurium Agreement with Recurium IP, which was subsequently amended, under which Zeno Pharmaceuticals, Inc. was granted an exclusive worldwide license to certain intellectual property rights owned or controlled by Recurium IP to develop and commercialize pharmaceutical products for the treatment or prevention of disease, other than for providing pain relief. Following certain corporate restructuring disclosed elsewhere in this Annual Report on 10-K, our wholly owned subsidiary, ZMI, became the Zentalis contracting party to the Recurium Agreement. The intellectual property rights exclusively licensed by ZMI under the Recurium Agreement include certain intellectual property covering azenosertib, ZN-d5 and our BCL-xL product candidate. ZMI has the right to sublicense its rights under the Recurium Agreement, subject to certain conditions. ZMI is required to use commercially reasonable efforts to develop and commercialize at least one product that comprises or contains a compound modulating one of ten specific biological targets and to execute certain development activities.
Under the terms of the Recurium Agreement, ZMI is obligated to make development and regulatory milestone payments, pay royalties on net sales, and make certain sublicensing payments with respect to products that comprise or contain a compound modulating one of ten specific biological targets, including azenosertib, ZN-d5, our BCL-xL product candidate and two licensed products for which we discontinued clinical development in 2022, ZN-c5 and ZN-e4. ZMI is obligated to make development and regulatory milestone payments for each such licensed product of up to $44.5 million. In addition, ZMI is obligated to make milestone payments up to $150,000 for certain licensed products used in animals. ZMI is also obligated to pay royalties on sales of such licensed products at a mid- to high-single digit percentage. In addition, if ZMI chooses to sublicense or assign to any third parties its rights under certain patents exclusively in-licensed under the Recurium Agreement, ZMI must pay to Recurium IP 20% of certain sublicensing income received in connection with such transaction.
The Recurium Agreement will expire on the later of December 21, 2032 and, on a country-by-country basis, on the date of expiration of the last-to-expire royalty term for all licensed products in such country, unless earlier terminated by either party for cause or a bankruptcy event.

Pfizer Development Agreement
In April 2022, we entered into a development agreement with Pfizer to collaborate to advance the clinical development of azenosertib. We did not grant Pfizer any economic ownership or control of azenosertib or the rest of our pipeline. In October 2022, we announced our first clinical development collaboration with Pfizer to initiate a Phase 1/2 dose escalation study of azenosertib, in combination with encorafenib and cetuximab (an FDA-approved standard of care known as the BEACON regimen) in patients with BRAF V600E-mutant mCRC.

GlaxoSmithKline Clinical Trial Collaboration and Supply Agreement

In April 2021, we entered into a clinical trial collaboration and supply agreement with GSK under which we are evaluating the combination of azenosertib and niraparib, GSK’s poly (ADP-ribose) polymerase (PARP) inhibitor, in patients with platinum-resistant ovarian cancer. Pursuant to this agreement, we are responsible for the conduct and cost of the relevant studies, under the supervision of a joint development committee made up of our representatives and representatives of GSK that meets quarterly. GSK is supplying niraparib for use in the collaboration, at no cost to us. We are required to provide to GSK clinical data and other reports upon completion of the study.

This agreement does not grant any right of first negotiation to participate in future clinical trials, and neither party granted the other any additional right or ability to evaluate their respective compounds in any other clinical studies, either as monotherapy or in combination with any other product or compound, in any therapeutic area.

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
Zentera Therapeutics

In May 2020, each of our wholly owned subsidiaries Zeno Alpha, Inc., K-Group Alpha, Inc. and K-Group Beta, Inc. entered into a collaboration and license agreement with our joint venture, Zentera, which we refer to as the “Zentera Sublicenses”, pursuant to which we collaborate with Zentera on the development and commercialization of ZN-c5, ZN-d5 and azenosertib, respectively, whether alone or in a licensed product, which we collectively refer to as the "Collaboration Products", in each case for the treatment or prevention of disease, other than for pain, which is referred to as the "Zentera Field", in the People’s Republic of China, Macau, Hong Kong and Taiwan, which is referred to as the “Zentera Collaboration Territory”. As disclosed in August 2022, we have discontinued clinical development of ZN-c5. Under each Zentera Sublicense, Zentera will lead development, and upon regulatory approval, the commercialization, of the Collaboration Products in the Zentera Collaboration Territory. On May 19, 2020, Zentera issued an aggregate of 60.2% of its issued shares of common stock to Zeno Alpha, Inc., K-Group Alpha, Inc., K-Group Beta, Inc., Zeno Management, Inc. and Zeno Beta, Inc. In July 2021, Zentera entered into a Series B Preference Shares Purchase Agreement, pursuant to which it raised $75.0 million in gross proceeds. As of December 31, 2022, we hold a 40.3% equity interest in Zentera. Kevin D. Bunker, Ph.D., our Chief Scientific Officer, serves as a member of the Board of Directors of Zentera.

Under each Zentera Sublicense, we granted Zentera an exclusive, royalty-bearing license under certain of our technology, including technology licensed from Recurium IP under the Recurium Agreement, to develop and commercialize the Collaboration Products in the Zentera Field in the Zentera Collaboration Territory, subject to certain rights that we retain, and upon a successful manufacturing transfer, a non-exclusive license under certain of our manufacturing technology to manufacture Collaboration Products in the Zentera Field in the Zentera Collaboration Territory. Zentera has the right to sublicense its rights under the Zentera Sublicenses subject to certain conditions.

Under the terms of the Zentera Sublicenses, Zentera is generally responsible for the costs of developing the Collaboration Products in the Zentera Collaboration Territory, and we are generally responsible for the costs of developing the Collaboration Products outside the Zentera Collaboration Territory, provided that Zentera will reimburse us for a portion of its costs for global data management, pharmacovigilance, safety database management, and chemistry, manufacturing and controls activities with respect to each Collaboration Product. Under the Zentera Sublicenses, we will be eligible to receive future development and regulatory milestones of up to $4.45 million per Collaboration Product. Zentera will pay us royalties on net sales of Collaboration Products in the Zentera Collaboration Territory at a mid- to high-single digit percentage, subject to certain reductions. In addition, if Zentera or its affiliate chooses to sublicense or assign to any third parties its rights under the Zentera Sublicenses with respect to any Collaboration Product, Zentera must pay to us 20% of certain sublicensing income received by Zentera or its affiliates in connection with such transaction.

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
•expenses incurred under agreements with third parties, including CROs and other third parties that conduct research, preclinical activities and clinical trials on our behalf as well as CMOs that manufacture drug material for use in our preclinical studies and clinical trials;
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
The following table summarizes our research and development expenses by product candidate or development program:

	Year Ended December 31,
	2022	2021
	(in thousands)
Azenosertib	$48,841	$42,191
ZN-d5	19,385	16,035
ZN-c5[1]	8,406	24,851
ZN-e4[1]	1,435	1,414
Unallocated research and development expenses	94,667	91,110
Total research and development expenses	$172,734	$175,601
1

1 As disclosed previously, in August 2022, we announced that we were discontinuing the clinical development of ZN-c5 and ZN-e4.
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

Results of Operations
Comparison of Years Ended December 31, 2022 and 2021
The following table summarizes our results of operations for the years ended December 31, 2022 and 2021, together with the changes in those items in dollars:

	Year Ended December 31,
	2022	2021	Increase (Decrease)
	(in thousands)
Operating Expenses
Research and development	$172,734	$175,601	$(2,867)
General and administrative	54,553	40,941	13,612
Total operating expenses	227,287	216,542	10,745
Loss from operations	(227,287)	(216,542)	(10,745)
Investment and other income, net	5,987	401	5,586
Gain on deconsolidation of Zentera	—	51,582	(51,582)
Net loss before income taxes	(221,300)	(164,559)	(56,741)
Income tax expense (benefit)	(469)	(297)	(172)
Loss on equity method investment	16,282	1,831	14,451
Net loss	(237,113)	(166,093)	(71,020)
Net loss attributable to noncontrolling interests	(307)	(7,368)	7,061
Net loss attributable to Zentalis	$(236,806)	$(158,725)	$(78,081)
Revenue
We did not generate any revenue for the years ended December 31, 2022 and 2021.
Research and Development Expenses
Research and development, or R&D, expenses for the year ended December 31, 2022 were $172.7 million, compared to $175.6 million for the year ended December 31, 2021. The decrease of $2.9 million was primarily due to non-recurring charges incurred in 2021 of $10.0 million for milestone payments and an impairment charge of $8.8 million for in-process R&D. Other reductions in R&D expenses in 2022 as compared to 2021 included $14.0 million of decreased manufacturing costs, $2.7 million of decreased collaborative and consulting costs and a $5.7 million increase in R&D expense reimbursements from Zentera. These reductions were partially offset by increases in clinical trial related expenditures of $19.8 million, increases in personnel costs of $14.4 million and increases in facility, overhead allocations and other costs of $4.1 million.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2022 were $54.6 million, compared to $40.9 million during the year ended December 31, 2021. The increase of $13.6 million was primarily attributable to an increase of $8.5 million in employee-related costs, $5.5 million of which represents non-cash stock-based compensation. Other increases in 2022 as compared to 2021 include $7.2 million of higher facilities, software and supplies costs, $6.0 million of which related to rent and common area maintenance expenses, $1.5 million of higher consulting services and $1.3 million of increased legal expenses. These amounts were partially offset by a reduction of $1.4 million for permits, fees and other expenses and increased allocations to R&D from G&A of $3.5 million.
Investment and Other Income, Net
Investment and other income was $6.0 million for the year ended December 31, 2022, compared to $0.4 million for the year ended December 31, 2021. The increase of $5.6 million was primarily the result of higher rates of return from our invested marketable securities.

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

As a result, we will need to raise substantial additional capital to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we plan to finance our operations through the sale of equity, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of the economic downturn and ongoing uncertainty related to the evolving COVID-19 pandemic, the conflict in the Ukraine, ongoing global supply chain issues and increased inflation and interest rates. The COVID-19 pandemic and related global events have resulted in an economic downturn that could adversely affect our operations, our ability to conduct our clinical trials, our ability to raise additional funds through public offerings and the volatility of our stock price and trading in our stock. Even after the COVID-19 pandemic has subsided, we expect we will continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. If we are unable to secure adequate additional funding as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates or delay our pursuit of potential in-licenses or acquisitions.
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
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity securities. From inception through December 31, 2022, we raised a total of $975.9 million in gross proceeds from the sale of shares of our common stock and convertible preferred units. As of December 31, 2022, we had $43.1 million in cash and cash equivalents, $394.3 million in marketable securities, and an accumulated deficit of $596.4 million. We had no indebtedness as of December 31, 2022.

ATM Program

In May 2021, we entered into a sales agreement, or the Sales Agreement, with SVB Leerink LLC, or SVB Leerink, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $200.0 million in “at-the-market” offerings, or the ATM, under our Registration Statement on Form S-3 (File No. 333-255769) filed with the SEC on May 4, 2021. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through The Nasdaq Global Market or any other existing trading market for our common stock. During the quarter ended December 31, 2022, we sold 2,210,500 shares of common stock under the Sales Agreement at a volume weighted-average price of $22.50 per share, raising aggregate gross proceeds of $49.7 million, before fees and expenses of $1.1 million. As of December 31, 2022 there was $140.3 million of our common stock remaining available for sale under the Sales Agreement and our Registration Statement on Form S-3 (File No. 333-255769).

Direct Offering of Common Stock

On April 29, 2022, pursuant to our Registration Statement on Form S-3 (Registration No. 333-255769), we completed a direct offering of our common stock to Pfizer. We issued and sold 953,834 shares of our common stock at an offering price of $26.21 per share. The total gross proceeds for the offering were approximately $25.0 million, before deducting offering expenses of $0.3 million payable by us. We and Pfizer have entered into an agreement to collaborate to advance the clinical development of azenosertib. We did not grant Pfizer any economic ownership or control of azenosertib or the rest of our pipeline of product candidates.

Follow-on Offering of Common Stock

On May 18, 2022, we completed a follow-on offering pursuant to our Registration Statement on Form S-3 (File No. 333-255769), in which we issued and sold 10,330,000 shares of common stock at a public offering price of $19.38 per share. The total gross proceeds for the offering were approximately $200.2 million, before deducting offering expenses of $11.4 million payable by us.
Cash Flows
The following table summarizes our sources and uses of cash for the period presented:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(163,751)	$(154,093)
Net cash used in investing activities	(114,180)	(18,115)
Net cash provided by financing activities	261,043	178,521
Net (decrease) increase in cash, cash equivalents and restricted cash	$(16,888)	$6,313
Operating Activities
We have incurred losses since inception. Net cash used in operating activities for the year ended December 31, 2022 was $163.8 million, consisting primarily of our net loss of $237.1 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses, as well as changes in operating assets and liabilities of $13.3 million, partially offset by non-cash adjustments of $60.1 million.
Net cash used in operating activities for the year ended December 31, 2021 was $154.1 million, consisting primarily of our net loss of $166.1 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses, and partially offset by changes in operating assets and liabilities of $16.6 million and non-cash adjustments of $4.6 million.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2022 of $114.2 million was attributable to the investment of excess cash of $533.2 million and the purchases of property and equipment of $2.5 million, partially offset by proceeds from maturities of marketable securities of $421.5 million.

Net cash used in investing activities for the year ended December 31, 2021 of $18.1 million was attributable to the investment of excess cash of $363.5 million and the purchases of property and equipment of $6.1 million, partially offset by proceeds from marketable securities of $365.8 million and the deconsolidation of Zentera cash of $14.3 million.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2022 of $261.0 million primarily relates to the May 2022 follow-on offering, which provided net cash of $188.8 million, the April 2022 direct offering to Pfizer, which provided net cash of $20.5 million, and shares sold under the Sales Agreement which provided net proceeds of $48.6 million. Of the $25.0 million gross proceeds received from Pfizer, $4.2 million of the proceeds represented a premium in excess of the fair value of our common stock on the date of the investment. An additional $3.1 million was provided from the issuance of common stock under equity incentive plans.
Net cash provided by financing activities in the year ended December 31, 2021 of $178.5 million primarily relates to the July 2021 follow-on offering and shares sold during December 2021 under the Sales Agreement which provided net proceeds of $162.2 million and $9.7 million, respectively. An additional $7.7 million was provided from the issuance of common stock under equity incentive plans.
Funding Requirements
Our operating expenses are expected to increase substantially in the future in connection with our ongoing activities.
Specifically, our expenses will increase as we:

•advance the clinical development of azenosertib and ZN-d5 for the treatment of oncology indications;
•pursue the preclinical and clinical development of other current and future research programs and product candidates and companion diagnostics for biomarkers associated with our product candidates and future product candidates;
•in-license or acquire the rights to other products, product candidates or technologies;
•maintain, expand and protect our intellectual property portfolio;
•hire additional personnel in research, manufacturing and regulatory and clinical development as well as management personnel;
•seek regulatory approval for any product candidates and, if needed, companion diagnostics for biomarkers associated with such product candidates, that successfully complete clinical development; and
•expand our operational, financial and management systems and increase personnel, including personnel to support our operations as a public company.
As of December 31, 2022, we have $2.2 million and $45.2 million in current and long-term lease liabilities, respectively. We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drugs, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•the progress, costs and results of our clinical trials for our programs for azenosertib and ZN-d5;
•the progress, costs and results of additional research and preclinical studies in other research programs we initiate in the future and of companion diagnostics for biomarkers associated with our product candidates and future product candidates;
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
In addition, the magnitude and duration of the COVID-19 pandemic and its impact on our liquidity and future funding requirements is uncertain as of the filing date of this Annual Report on Form 10-K, as the pandemic continues to evolve globally. See “Impact of COVID-19 Pandemic” and “Risk Factors — The COVID-19 pandemic has adversely impacted and we expect will continue to adversely impact our business, including our preclinical studies and clinical trials."
Further, our operating results may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans.
Until such time as we can generate significant revenue from product sales, if ever, we plan to finance our operations through the sale of equity, debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions.
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

Critical Accounting Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in more detail in the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Research and Development Expenses - Clinical Trial Accruals
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions
All of our clinical trials have been executed with support from CROs and other vendors. We accrue costs for clinical trial activities performed by CROs and other vendors based upon the estimated amount of work completed on each trial.	For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, the activities to be performed for each patient, the number of active clinical sites, and the duration for which the patients will be enrolled in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence with CROs and review of contractual terms.
We base our estimates on the best information available at the time. However, additional information may become available to us, which may allow us to make a more accurate estimate in future periods. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. There were no such significant changes during the years ended December 31, 2022 or 2021.

Share-Based Payments
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions
We maintain equity incentive plans, which provide for share-based awards, including stock options, restricted stock units, or RSUs, , restricted stock and performance awards. We also maintain an employee stock purchase plan. We determine the fair value of our stock option awards and performance awards at the date of grant using a Black-Scholes model. We determine the fair value of our restricted stock awards at the date of grant using the closing market value of our common stock on the date of grant.	Option-pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future volatility of our stock price, expected dividend yield and future employee stock option exercise behaviors. Changes in these assumptions can materially affect the fair value estimate.

Our performance awards require management to make assumptions regarding the likelihood of achieving long-term Company goals.	We do not currently believe there is a reasonable likelihood that there will be a material change in estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material.

If actual results are not consistent with the assumptions used, the share-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the share-based compensation. A 10% change in our share-based compensation expense for the year ended December 31, 2022, would have affected pre-tax earnings by approximately $4.7 million in 2022.

Recent Accounting Pronouncements
See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on certain accounting standards that have been adopted during 2022 or that have not yet been required to be implemented and may be applicable to our future operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities and inflation. We held cash and cash equivalents of $43.1 million and $59.7 million as of December 31, 2022 and 2021, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.
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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under this framework, our principal executive officer and our principal financial officer have concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting at December 31, 2022 has also been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report included below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Zentalis Pharmaceuticals, Inc. (Successor to Zentalis Pharmaceuticals, LLC)

Opinion on Internal Control Over Financial Reporting

We have audited Zentalis Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Zentalis Pharmaceuticals, Inc. (Successor to Zentalis Pharmaceuticals, LLC) (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the consolidated statements of operations, comprehensive loss, changes in convertible preferred units and members’ / stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
San Diego, California
March 1, 2023

Item 9B. Other Information.

On February 28, 2023, our wholly owned subsidiary, Zeno Management, Inc., and each of Dr. Blackwell, Mr. Gallagher, Dr. Bunker, Dr. Brownstein, Ms. Epperly and Ms. Paul entered into an amended and restated employment agreement primarily to provide that, in the event a change in control occurs and an excise tax is imposed by reason of the application of Sections 280G and 4999 of the Internal Revenue Code as a result of any compensatory payments made to such executive officer in connection with such change in control, such executive will be entitled to an additional payment in an amount that will offset on an after tax basis, the effect of any excise tax imposed upon such executive.

The foregoing description of the amended and restated employment agreements does not purport to be complete and is qualified in its entirety by reference to the complete text of the amendments, copies of which are filed as exhibits to this Annual Report on Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.
The information required by this item will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements.
The following documents are included on pages F-1 through F-29 attached hereto and are filed as part of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules.
All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

2.1	Plan of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.1	05/15/2020
2.2	Certificate of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.2	05/15/2020
3.1	Certificate of Incorporation of Zentalis Pharmaceuticals, Inc.	S-8	333-237593	4.1	04/07/2020

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.2	Bylaws of Zentalis Pharmaceuticals, Inc.	8-K	001-39263	3.1	03/19/2021
3.3	Second Amended and Restated Limited Liability Company Agreement of Zentalis Pharmaceuticals, LLC	S-1	333-236959	3.3	03/06/2020
4.1	Amended and Restated Investors’ Rights Agreement, dated as of September 6, 2019, by and among Zeno Pharma, LLC and the investors party thereto	S-1	333-236959	4.1	03/06/2020
4.2	Specimen of Common Stock Certificate evidencing the shares of common stock	S-1	333-236959	4.2	03/06/2020
4.3	Description of Capital Stock	10-K	001-39263	4.3	03/25/21
10.1#	Zentalis Pharmaceuticals, LLC 2017 Profits Interest Plan, as amended, and form of profit interest award agreement thereunder	S-1	333-236959	10.1	03/06/2020
10.2.1#	2020 Incentive Award Plan and form of option agreement and restricted stock unit agreement thereunder	S-1/A	333-236959	10.2	03/30/2020
10.2.2#	Amendment No. 1 to the Zentalis Pharmaceuticals, Inc. 2020 Incentive Award Plan	10-Q	001-39263	10.3	05/17/2021
10.3#	Non-Employee Director Compensation Program					*
10.4#	2020 Employee Stock Purchase Plan.	S-8	333-254506	99.1	03/19/2021
10.5#	Form of Conversion Restricted Stock Award Agreement for former Class B Common Unit Holders	S-1/A	333-236959	10.5	03/30/2020
10.6.1#	Zentalis Pharmaceuticals, Inc. 2022 Employment Inducement Incentive Award Plan.	8-K	001-39263	10.1	07/22/2022
10.6.2#	Form of Option Agreement pursuant to the Zentalis Pharmaceuticals, Inc. 2022 Employment Inducement Incentive Award Plan.	8-K	001-39263	10.2	07/22/2022
10.6.3#	Form of RSU Agreement pursuant to the Zentalis Pharmaceuticals, Inc. 2022 Employment Inducement Incentive Award Plan	8-K	001-39263	10.3	07/22/2022
10.7#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-236959	10.6	03/30/2020
10.8.1	Lease, effective September 30, 2020, between Zentalis Pharmaceuticals, Inc. and TPSC IX, LLC	8-K	001-39263	10.1	10/02/2020
10.8.2	Partial Lease Termination Agreement and First Amendment to Lease, effective September 16, 2021, by and between Zentalis Pharmaceuticals, Inc. and TPSC IX, LLC	10-Q	001-39263	10.1	11/10/2021
10.9	Lease, effective March 24, 2021, between Zentalis Pharmaceuticals, Inc. and ESRT 1359 BROADWAY, L.L.C.	10-K	1.39263	10.12	3/25/2021
10.10.1#	Second Amended and Restated Employment Agreement, effective as of October 1, 2020, between Zeno Management, Inc. and Anthony Y. Sun, M.D.	8-K	001-39263	10.2	10/02/2020
10.10.2#	Release Agreement, dated May 10, 2022, by and among Zentalis Pharmaceuticals, Inc., Zeno Management, Inc. and Anthony Y. Sun, M.D.	8-K	001-39263	10.2	05/16/2022
10.11#	Amended and Restated Employment Agreement, effective as of February 28, 2023, between Zeno Management, Inc. and Melissa Epperly					*

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.12#	Amended and Restated Employment Agreement, dated February 28, 2023, between Zeno Management, Inc. and Kimberly Blackwell, M.D.					*
10.13#	Amended and Restated Employment Agreement, dated February 28, 2023, between Zeno Management, Inc. and Cam S. Gallagher					*
10.14#	Amended and Restated Employment Agreement, dated February 28, 2023, between Zeno Management, Inc. and Carrie Brownstein, M.D.					*
10.15#	Amended and Restated Employment Agreement, dated February 28, 2023, between Zeno Management, Inc. and Kevin Bunker, Ph.D.					*
10.16#	Amended and Restated Employment Agreement, dated February 28, 2023, between Zeno Management, Inc. and Andrea Paul					*
10.17#	Employment Agreement, dated February 8, 2023, between Zeno Management, Inc. and Iris Roth, Ph.D.	8-K	001-39263	10.1	02/13/2023
10.18.1†	Second Amended and Restated License Agreement, dated September 6, 2019, between the Registrant and Recurium IP Holdings, LLC	S-1	333-236959	10.20	03/06/2020
10.18.2†	Greater China Amendment to the Second Amended and Restated License Agreement, dated May 19, 2020, by and between Zeno Management, Inc. and Recurium IP Holdings, LLC	10-Q	001-39263	10.3	08/13/2020
10.18.3†	Compound Specific Patent Rights Amendment to the Second Amended and Restated License Agreement, dated March 17, 2022, by and between Zeno Management, Inc. and Recurium IP Holdings, LLC					*
21.1	List of Subsidiaries of Zentalis Pharmaceuticals, Inc.					*
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

ZENTALIS PHARMACEUTICALS, INC.

Date: March 1, 2023	By:	/s/ Kimberly Blackwell, M.D.
Kimberly Blackwell, M.D.
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kimberly Blackwell, M.D.	Chief Executive Officer and Director (principal executive officer)	March 1, 2023
Kimberly Blackwell, M.D.

/s/ Melissa B. Epperly	Chief Financial Officer (principal financial and accounting officer)	March 1, 2023
Melissa B. Epperly

/s/ David M. Johnson	Chairperson	March 1, 2023
David M. Johnson

/s/ Cam S. Gallagher	President and Director	March 1, 2023
Cam S. Gallagher

/s/ Enoch Kariuki	Director	March 1, 2023
Enoch Kariuki

/s/ Jan Skvarka	Director	March 1, 2023
Jan Skvarka

/s/ Karan S. Takhar	Director	March 1, 2023
Karan S. Takhar

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Zentalis Pharmaceuticals, Inc. (Successor to Zentalis Pharmaceuticals, LLC)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zentalis Pharmaceuticals, Inc. (Successor to Zentalis Pharmaceuticals, LLC) (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in convertible preferred units and members’ / stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued clinical trial expenses
Description of the Matter
During 2022, the Company incurred $172.7 million for research and development expenses and as of December 31, 2022, the Company accrued $32.3 million for research and development expenses, which includes clinical trial expenses and accruals. As described in Note 2 of the financial statements, the Company records accruals for estimated costs of research and development activities that include costs for clinical trials. The Company records costs based on estimates and/or representations from contract research organizations (“CROs”) and other vendors regarding work performed, level of patient enrollment, completion of patient studies and progress of the clinical trials. The Company monitors patient enrollment levels and related activities through internal reviews, correspondence with CROs and reviews of contractual terms.

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
March 1, 2023

Zentalis Pharmaceuticals, Inc. (Successor to Zentalis Pharmaceuticals, LLC)
Consolidated Balance Sheets
(In thousands, except share amounts and par value)

	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$43,069	$59,714
Marketable securities, available for sale	394,302	280,173
Prepaid expenses and other current assets	14,562	10,640
Restricted cash	—	243
Total current assets	451,933	350,770
Property and equipment, net	7,705	8,148
Operating lease right-of-use assets	42,373	44,691
Prepaid expenses and other assets	9,723	7,040
Goodwill	3,736	3,736
Investment in Zentera Therapeutics	21,213	37,495
Restricted cash	2,627	2,627
Total assets	$539,310	$454,507
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,247	$11,590
Accrued expenses	45,400	32,354
Total current liabilities	56,647	43,944
Deferred tax liability	853	1,622
Long-term lease liability	45,166	44,459
Other long-term liabilities	2,620	—
Total liabilities	105,286	90,025
Commitments and contingencies (see Note 10)
EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 59,280,247 and 45,490,764 shares issued and outstanding at December 31, 2022 and 2021, respectively	59	45
Additional paid-in capital	1,031,462	723,593
Accumulated other comprehensive loss	(1,353)	(125)
Accumulated deficit	(596,365)	(359,559)
Total stockholders' equity	433,803	363,954
Noncontrolling interests	221	528
Total equity	434,024	364,482
Total liabilities and stockholders' equity	$539,310	$454,507
See accompanying notes to consolidated financial statements.

Zentalis Pharmaceuticals, Inc. (Successor to Zentalis Pharmaceuticals, LLC)
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year ended December 31,
	2022	2021	2020
Operating Expenses
Research and development	$172,734	$175,601	$84,901
General and administrative	54,553	40,941	33,886
Total operating expenses	227,287	216,542	118,787
Loss from operations	(227,287)	(216,542)	(118,787)
Other Income (Expense)
Investment and other income, net	5,987	401	683
Gain on deconsolidation of Zentera	—	51,582	—
Net loss before income taxes	(221,300)	(164,559)	(118,104)
Income tax expense (benefit)	(469)	(297)	444
Loss on equity method investment	16,282	1,831	—
Net loss	(237,113)	(166,093)	(118,548)
Net loss attributable to noncontrolling interests	(307)	(7,368)	(707)
Net loss attributable to Zentalis	$(236,806)	$(158,725)	$(117,841)
Net loss per common share outstanding, basic and diluted	$(4.48)	$(3.72)	$(4.19)
Common shares used in computing net loss per share, basic and diluted	52,857	42,688	28,113
See accompanying notes to consolidated financial statements.

Zentalis Pharmaceuticals, Inc. (Successor to Zentalis Pharmaceuticals, LLC)
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year ended December 31,
	2022	2021	2020
Net loss	$(237,113)	$(166,093)	$(118,548)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net	(1,228)	(161)	36
Total comprehensive loss	(238,341)	(166,254)	(118,512)
Comprehensive loss attributable to noncontrolling interests	(307)	(7,368)	(707)
Comprehensive loss attributable to Zentalis	$(238,034)	$(158,886)	$(117,805)
See accompanying notes to consolidated financial statements.

Zentalis Pharmaceuticals, Inc. (Successor to Zentalis Pharmaceuticals, LLC)
Consolidated Statements of Changes in Convertible Preferred Units and Members’/Stockholders' Equity (Deficit)
(In thousands, except per unit amounts)

	Year Ended December 31, 2020
	Zentalis Stockholders
	Convertible Preferred Units		Convertible Preferred Units		Class A Common Units		Class B Common Units		Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity (Deficit)
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Balance at December 31, 2019	9,950	$141,706	—	$—	5,601	$709	2,671	$2,178	—	$—	$—	$—	$(82,993)	$6,821	$(73,285)
Issuance of Series C convertible preferred units at $17.50 per unit net of issuance costs	867	14,228	—	—	—	—	—	—	—	—	—	—	—	—	—
Cancellation of profit interest awards, net	—	—	—	—	—	—	(64)	—	—	—	—	—	—	—	—
Issuance of common stock in connection with an initial public offering, net of underwriting discounts, commissions and offering costs	—	—	—	—	—	—	—	—	10,589	11	172,354	—	—	—	172,365
Contributions from noncontrolling interest owners	—	—	—	—	—	—	—	—	—	—	—	—	—	18,424	18,424
Share-based compensation expense	—	—	—	—	—	—	—	329	—	—	22,817	—	—	—	23,146
Conversion of convertible preferred units to common stock	(10,817)	(155,934)	—	—	—	—	—	—	15,011	15	155,919	—	—	—	155,934
Conversion of common and incentive units to common and restricted stock	—	—	—	—	(5,601)	(709)	(2,607)	(2,507)	10,278	10	3,206	—	—	—	—
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions, and offering costs	—	—	—	—	—	—	—	—	4,744	5	155,300	—	—	—	155,305
Issuance of common stock in connection with restricted stock unit vesting	—	—	—	—	—	—	—	—	426	—	—	—	—	—	—
Cancellation of restricted stock awards	—	—	—	—	—	—	—	—	(8)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	36	—	—	36
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(257)	—	—	(450)	(707)
Net loss attributable to Zentalis	—	—	—	—	—	—	—	—	—	—	—	—	(117,841)	—	(117,841)
Balance at December 31, 2020	—	$—	—	$—	—	$—	—	$—	41,040	$41	$509,339	$36	$(200,834)	$24,795	$333,377

	Year Ended December 31, 2021
	Zentalis Stockholders
	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2020	41,040	$41	$509,339	$36	$(200,834)	$24,795	$333,377
Share-based compensation expense	—	—	35,737	—	—	—	35,737
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions and offering costs	3,691	4	171,969	—	—	—	171,973
Issuance and withholding of common stock in connection with restricted stock unit vesting, net	517	—	(1,146)	—	—	—	(1,146)
Deconsolidation event	—	—	—	—	—	(16,899)	(16,899)
Issuance of common stock upon exercise of options	232	—	7,149	—	—	—	7,149
Issuance of common stock under employee stock purchase plan	15	—	545	—	—	—	545
Cancellation of restricted stock awards	(4)	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	(161)	—	—	(161)
Net loss attributable to non-controlling interest	—	—	—	—	—	(7,368)	(7,368)
Net loss attributable to Zentalis	—	—	—	—	(158,725)	—	(158,725)
Balance at December 31, 2021	45,491	$45	$723,593	$(125)	$(359,559)	$528	$364,482

	Year Ended December 31, 2022
	Zentalis Stockholders
	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2021	45,491	$45	$723,593	$(125)	$(359,559)	$528	$364,482
Share-based compensation expense	—	—	46,840	—	—	—	46,840
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions and offering costs	13,495	13	257,909	—	—	—	257,922
Issuance of common stock in connection with restricted stock unit vesting, net	159	1	—	—	—	—	1
Issuance of common stock upon exercise of options	122	—	2,246	—	—	—	2,246
Issuance of common stock under employee stock purchase plan	30	—	874	—	—	—	874
Cancellation of restricted stock awards	(17)	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	(1,228)	—	—	(1,228)
Net loss attributable to non-controlling interest	—	—	—	—	—	(307)	(307)
Net loss attributable to Zentalis	—	—	—	—	(236,806)	—	(236,806)
Balance at December 31, 2022	59,280	$59	$1,031,462	$(1,353)	$(596,365)	$221	$434,024

See accompanying notes to consolidated financial statements.

Zentalis Pharmaceuticals, Inc. (Successor to Zentalis Pharmaceuticals, LLC)
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net loss	$(237,113)	$(166,093)	$(118,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,426	544	160
IPR&D impairment	—	8,800	—
Recognized tax gain on IPR&D impairment	—	(2,462)	—
Gain on deconsolidation of Zentera, net of tax	—	(49,930)	—
Share-based compensation	46,840	35,737	23,146
Loss on disposal of equipment	56	15	—
(Accretion of discounts)/amortization of premiums on marketable securities, net	(3,725)	908	556
Loss on equity method investment	16,282	1,831	—
Deferred income taxes	(769)	(48)	17
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(6,605)	1,294	(5,796)
Accounts payable and accrued liabilities	15,527	13,964	14,307
Operating lease right-of-use assets and liabilities, net	4,330	1,347	(667)
Net cash used in operating activities	(163,751)	(154,093)	(86,825)
Investing activities:
Purchases of marketable securities	(533,161)	(363,508)	(400,984)
Proceeds from maturities of marketable securities	421,529	365,820	116,910
Deconsolidation of Zentera cash	—	(14,320)	—
Purchases of property and equipment	(2,548)	(6,107)	(758)
Net cash used in investing activities	(114,180)	(18,115)	(284,832)
Financing activities:
Proceeds from issuance of common stock in initial public offering, net	—	—	172,482
Proceeds from issuance of common stock under equity incentive plans	3,121	7,694	—
Net-settlement of restricted stock unit vesting	—	(1,146)	—
Contributions from noncontrolling interest owners, net	—	—	18,424
Proceeds from issuance of common stock, net	257,922	171,973	155,305
Proceeds from the issuance of Series C convertible preferred units, net	—	—	14,228
Net cash provided by financing activities	261,043	178,521	360,439
Net (decrease) increase in cash, cash equivalents and restricted cash	(16,888)	6,313	(11,218)
Cash, cash equivalents and restricted cash at beginning of year	62,584	56,271	67,489
Cash, cash equivalents and restricted cash at end of year	$45,696	$62,584	$56,271
Supplemental disclosure of cash flow information:
Income taxes paid	$12	$20	$18
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$44,613	$300
Accrued capital expenditures	$—	$(1,510)	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Cash and cash equivalents	$43,069	$59,714	$54,951
Restricted cash, current	—	243	—
Restricted cash, non-current	2,627	2,627	1,320
Total cash, cash equivalents and restricted cash reported in the Consolidated Statement of Cash Flows	$45,696	$62,584	$56,271
See accompanying notes to consolidated financial statements.

Zentalis Pharmaceuticals, Inc. (Successor to Zentalis Pharmaceuticals, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Business
Organization

Zentalis Pharmaceuticals, Inc. (“Zentalis”, “We” or the “Company”) is a clinical-stage biopharmaceutical company focused on discovering and developing small molecule therapeutics targeting fundamental biological pathways of cancer. The Company is developing a focused pipeline of potentially best-in-class oncology candidates. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. All of the Company’s tangible assets are held in the United States.
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and include our wholly-owned subsidiaries and variable interest entities (“VIEs”) for the periods in which we determined we were the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

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
We will continuously assess whether we are the primary beneficiary of a VIE, as changes to existing relationships or future transactions may result in the consolidation or deconsolidation of such VIE. During the periods presented, we have not provided any other material financial or other support to our VIE that we were not contractually required to provide.
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
Cash and Cash Equivalents
Cash equivalents are comprised of short-term, highly-liquid investments with maturities of 90 days or less at the date of purchase. As of December 31, 2022 and 2021, our cash equivalents consisted of money market funds and corporate debt securities.
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
Restricted Cash
Under the terms of our office leases, we are required to maintain a letter of credit as a security deposit during the term of such leases. At December 31, 2022 and 2021, restricted cash of $2.6 million and $2.9 million, respectively, was pledged as collateral for the letters of credit.
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

Our financial instruments include cash equivalents, marketable securities, prepaid expenses and other assets, accounts payable and accrued expenses. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision.

The fair value of marketable securities is determined using proprietary valuation models and analytical tools, which utilize market pricing or prices for similar instruments that are both objective and publicly available, such as matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities and bids and offers.

The carrying amount of cash equivalents, prepaid expenses and other assets, accounts payable and accrued expenses are generally considered to be representative of their respective values because of the short-term nature of those instruments.
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
Leases
We have entered into operating leases for real estate. We determine if an arrangement is a lease at inception and evaluate each lease agreement to determine whether the lease is an operating or finance lease. For leases where we are the lessee, right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Liabilities from operating leases are included in accrued expenses and long-term lease liabilities on our consolidated balance sheet. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any prepaid lease payments, lease incentives received, and costs which will be incurred in exiting a lease. Our leases often include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that we will exercise that option. As of December 31, 2022, it is not reasonably certain that these options will be exercised and they are not included within the lease term. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components which are accounted for as a single lease component for all of our leases.
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
Goodwill is reviewed for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment. During the impairment review process, we consider qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount, including goodwill. If we determine that it is not more likely than not that the fair value of our reporting unit is less than the carrying amount, then no additional assessment is deemed necessary. Otherwise, we proceed to compare the estimated fair values of the reporting units with the carrying values, including goodwill. If the carrying amounts of the reporting units exceed the fair values, we record an impairment loss based on the difference. We completed our most recent annual evaluation for impairment for goodwill as of December 31, 2022 using the qualitative assessment and determined that no impairment existed, and no charges were recorded.
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
Net Loss per Common Share Outstanding
Basic net loss per common share outstanding is computed by dividing net loss, after adjusting for dividends, if declared, by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share outstanding is computed using the weighted-average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential common shares. Potential common shares consist of unvested restricted stock awards, unvested restricted stock units and common shares issuable upon the exercise of stock options.

3. Significant Transactions

Zentera Therapeutics

In May 2020, we became a majority common shareholder of Zentera Therapeutics a Shanghai-based clinical-stage biopharmaceutical company focused on developing cancer therapeutics (“Zentera”), concurrent with its Series A convertible preferred stock offering. The financial position and results of operations of Zentera were included in our consolidated financial statements from the date of the initial investment as a result of our control of the entity and our determination that we were the primary beneficiary of Zentera. In July 2021, Zentera completed a Series B convertible preferred stock offering which diluted our investment to a position of less than majority owned. Upon review of the facts and circumstances, together with the authoritative accounting literature, we determined that while Zentera is a variable interest entity ("VIE"), consolidation of Zentera is no longer appropriate. After the July 2021 Series B convertible preferred offering in which we did not participate, our review concluded that we ceased to be the primary beneficiary of Zentera as our equity ownership was reduced to 40.3% and changes were made to the corporate governance of Zentera. As a result, we no longer individually have the ability to direct the activities that most significantly impact Zentera's economic performance.

Beginning in July 2021, the financial position and results of operations of Zentera are no longer included in our consolidated financial statements. During the period of deconsolidation we measured the fair value of our retained investment in Zentera using the backsolve method with consideration for a lack of marketability. An equity method investment of $21.2 million is recorded on our balance sheet at December 31, 2022. This amount represents our maximum exposure to loss as a result of our investment in Zentera. A deferred tax liability of $4.5 million representing the tax impact of the unrealized gain on deconsolidation is recorded on our balance sheet at December 31, 2022. A gain of $51.6 million, measured as the difference between the fair value of our retained noncontrolling interest together with the carrying amount of the Zentera noncontrolling interest, and the carrying amount of Zentera’s assets and liabilities was recognized during the year ended December 31, 2021. The difference between the carrying amount of our investment in Zentera and our portion of the Zentera net assets was $5.1 million as of December 31, 2022. This difference is accounted for in our equity method investment analogous to in-process research and development.

In May 2020, each of our subsidiaries Zeno Alpha, Inc., K-Group Alpha, Inc. and K-Group Beta, Inc. entered into a collaboration and royalty-bearing license agreement with Zentera, which we refer to as the “Zentera Sublicenses,” pursuant to which we collaborate with Zentera on the development and commercialization of ZN-c5, ZN-d5 and azenosertib, respectively (each a "Collaboration Product"), in the People’s Republic of China, Macau, Hong Kong and Taiwan, which is referred to as the “Zentera Collaboration Territory.” Under each Zentera Sublicense, Zentera will lead development, and upon regulatory approval, the commercialization, of the Collaboration Products in the Zentera Collaboration Territory.

Under the terms of the Zentera Sublicenses, Zentera is generally responsible for the costs of developing the Collaboration Products in the Zentera Collaboration Territory, and we are generally responsible for the costs of developing the Collaboration Products outside the Zentera Collaboration Territory, provided that Zentera will reimburse us for a portion of the costs for global data management, pharmacovigilance, safety database management, and chemistry, manufacturing and controls activities with respect to each Collaboration Product. Prior to the deconsolidation of Zentera, these costs were eliminated in consolidation. For the years ended December 31, 2022 and 2021, the amounts incurred under this arrangement totaled $11.0 million and $5.3 million, respectively and are presented as contra-research and development expense in the consolidated statement of operations. A corresponding receivable is recorded within prepaid expenses and other current assets on the consolidated balance sheet.

4. Business Combinations
Kalyra Pharmaceuticals, Inc.
On December 21, 2017, we acquired $4.5 million of Kalyra Pharmaceuticals, Inc.’s ("Kalyra") Series B Preferred Stock representing a 25% equity interest in Kalyra for purposes of entering the analgesics therapeutic research space. The acquisition price was paid entirely in cash.
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
Pursuant with authoritative guidance, we have recorded the identifiable assets, liabilities and noncontrolling interests in the VIE at their fair value upon initial consolidation. The identified goodwill is comprised of the workforce and expected synergies from combining the entities. During the year ended December 31, 2021, Kalyra determined that they will no longer pursue the development of Kalyra's lead product candidate and ceased the associated clinical trial. The in-process research and development costs ("IPR&D") recorded on Kalyra's balance sheet exclusively relates to this candidate. Management recorded an impairment charge of $8.8 million within the research and development expense line item on the consolidated statement of operations during the year ended December 31, 2021, which resulted in a reduction of the IPR&D asset from $8.8 million to zero. The impairment of IPR&D resulted in a reversal of the associated deferred tax liability of $2.5 million during the year ended December 31, 2021. Total assets and liabilities of Kalyra as of December 31, 2022 and 2021 are immaterial.
The liabilities recognized as a result of consolidating Kalyra do not represent additional claims on our general assets. Pursuant to the authoritative guidance, the equity interest in Kalyra not owned by Zentalis is reported as a noncontrolling interest on our consolidated balance sheets.
The following is a reconciliation of equity (net assets) attributable to the noncontrolling interest (in thousands):

	December 31,
	2022	2021
Noncontrolling interest at beginning of period	$528	$24,795
Net loss attributable to noncontrolling interest	(307)	(7,368)
Deconsolidation of Zentera	—	(16,899)
Noncontrolling interest at end of period	$221	$528

5. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$296,309	$71	$(587)	$295,793
Corporate debt securities	7,472	—	(26)	7,446
US government agencies	23,970	—	(182)	23,788
US Treasury securities	67,904	—	(629)	67,275
	$395,655	$71	$(1,424)	$394,302
As of December 31, 2022, fifty-three of our available-for-sale debt securities with a fair market value of $280.1 million were in a gross unrealized loss position of $1.4 million. When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of December 31, 2022, because we do not intend to sell these securities, and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

December 31, 2022
Estimated Fair Value
Due within one year	$394,302
After one but within five years	—
$394,302
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

	December 31, 2022			December 31, 2021
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$26,811	$—	$26,811	$43,653	$—	$43,653
Commercial paper	1,998	—	1,998	—	—	—
Total cash equivalents:	28,809	—	28,809	43,653	—	43,653

Available-for-sale marketable securities:
Commercial paper	—	295,793	295,793	—	199,277	199,277
Corporate debt securities	—	7,446	7,446	—	10,078	10,078
US government agencies	—	23,788	23,788	—	20,033	20,033
US Treasury securities	67,275	—	67,275	50,785	—	50,785
Total available-for-sale marketable securities:	67,275	327,027	394,302	50,785	229,388	280,173

Total assets measured at fair value	$96,084	$327,027	$423,111	$94,438	$229,388	$323,826
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2022. We had no instruments that were classified within Level 3 as of December 31, 2022 or 2021.

6. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following (in thousands):

	December 31,
	2022	2021
Prepaid insurance	$1,018	$990
Prepaid software licenses and maintenance	958	403
Foreign R&D credit refund	659	1,808
Prepaid research and development expenses	15,002	11,204
Interest receivable	508	258
Zentera receivable	5,874	2,373
Other prepaid expenses	266	644
Total prepaid expenses and other current assets	24,285	17,680
Less long-term portion	9,723	7,040
Total prepaid expenses and other assets, current	$14,562	$10,640

7. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Lab equipment	$2,622	$2,057
Leasehold improvements	4,891	4,515
Office equipment and furniture	2,065	2,123
Computer equipment	150	211
Construction in process	37	34
Subtotal	9,765	8,940
Accumulated depreciation and amortization	(2,060)	(792)
Property and equipment, net	$7,705	$8,148
Depreciation and amortization expense was approximately $1.4 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively.

8. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2022	2021
Accrued research and development expenses	$32,310	$18,531
Accrued employee expenses	11,246	9,250
Accrued general and administrative expenses	662	1,480
Lease liability	2,162	1,453
Income taxes payable	384	971
Accrued legal expenses	1,256	669
Total accrued expenses	48,020	32,354
Less long-term portion	2,620	—
Total accrued expenses, current	$45,400	$32,354

9. Stockholders' Equity
Direct Offering of Common Stock
On April 29, 2022, pursuant to our Registration Statement on Form S-3 (Registration No. 333-255769), filed with the SEC on May 4, 2021, we completed a direct offering of common stock to Pfizer Inc. (“Pfizer”). We issued and sold 953,834 shares of our common stock at an offering price of $26.21 per share. The total gross proceeds for the offering were approximately $25.0 million, before deducting offering expenses of $0.3 million payable by us. The parties have entered into an agreement to collaborate to advance the clinical development of azenosertib (ZN-c3), a selective Wee1 inhibitor designed to induce synthetic lethality in cancer cells. We did not grant Pfizer any economic ownership or control of azenosertib or the rest of our pipeline. The gross offering proceeds received from Pfizer exceeded the fair value of our common stock on the date of the investment. As of December 31, 2022, $3.8 million has been recorded as accrued research and development expense on the consolidated balance sheet and will be recognized as a reduction of research and development expense over the term of the collaboration agreement.
Follow-on Offering of Common Stock
On May 18, 2022, pursuant to our Registration Statement on Form S-3 (Registration No. 333-255769), we completed a follow-on offering in which we issued and sold 10,330,000 shares of common stock at a public offering price of $19.38 per share. The total gross proceeds for the offering were approximately $200.2 million, before deducting offering expenses of $11.4 million payable by us.
In May 2021, the Company entered into a sales agreement, or the Sales Agreement, with SVB Leerink LLC, or SVB Leerink, as sales agent, pursuant to which the Company may, from time to time, issue and sell common stock with an aggregate value of up to $200.0 million in “at-the-market” offerings, or the ATM, under the Company's Registration Statement on Form S-3 (File No. 333-255769). Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through The Nasdaq Global Market or any other existing trading market for the Company's common stock. During the quarter ended December 31, 2022, the Company sold 2,210,500 shares of common stock under the Sales Agreement at a volume weighted-average price of $22.50 per share, raising aggregate gross proceeds of approximately $49.7 million before fees and expenses of approximately $1.1 million. As of December 31, 2022 there was $140.3 million of common stock remaining available for sale under the Sales Agreement.
Share-based Compensation
In April 2020, the Company’s Board of Directors adopted, and the Company’s stockholders approved the 2020 Incentive Award Plan (the "2020 Plan"), which allows for grants to selected employees, consultants and non-employee members of the Board of Directors. We currently grant stock options and restricted stock units (“RSUs”), under the 2020 Plan. Awards may be made under the 2020 Plan covering up to the sum of (1) 5,600,000 shares of common stock; plus (2) any shares forfeited from the unvested restricted shares of our common stock issued upon conversion of unvested Class B common units (up to 1,250,000 shares); plus (3) an annual increase on the first day of each fiscal year beginning with the fiscal year ending December 31, 2021 and continuing to, and including, the fiscal year ending December 31, 2030, equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by our Board of Directors.
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
As of December 31, 2022, 7,517,610 shares were subject to outstanding awards under the 2020 Plan and 980,553 shares were available for future grants of share-based awards under the 2020 Plan. As of December 31, 2022, 1,456,750 shares were subject to outstanding awards under the 2022 Inducement Plan and 43,250 shares were available for future grants of share-based awards under the 2022 Inducement Plan.
In connection with the corporate conversion, each outstanding profits interest award unit was converted into a number of shares of common stock and restricted common stock based upon the IPO price. The restricted common stock issued in respect of profits interest award units continues to be subject to vesting in accordance with the vesting schedule that was applicable to such profits interest award units. In conjunction with our IPO on April 2, 2020, all unvested profit interest awards were converted into restricted stock awards ("RSAs").
During 2022, we issued an aggregate of 122,082 shares of common stock in connection with the exercises of stock options for cash in the aggregate amount of approximately $2.2 million. We did not issue any shares of common stock in connection with grants of RSA's. We issued 158,671 shares of common stock, upon vesting of RSU's.
Total share-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Year ended December 31,
	2022	2021	2020
Research and development expense	$20,439	$14,879	$7,296
General and administrative expense	26,401	20,858	15,850
Total share-based compensation expense	$46,840	$35,737	$23,146
Share-based compensation expense by type of share-based award (in thousands):

	Year ended December 31,
	2022	2021	2020
Profits interest award units	$—	$—	$329
Stock options	36,338	20,773	6,925
RSAs and RSUs	10,075	14,643	15,892
Employee Stock Purchase Plan	427	321	—
	$46,840	$35,737	$23,146

Prior to the deconsolidation of Zentera during the third quarter of 2021, total share-based compensation expense includes $138 thousand of share-based compensation expense for employees, consultants and directors of Zentera, for the twelve months ended December 31, 2021, compared to $187 thousand for the same period in 2020.
Total unrecognized estimated compensation cost by type of award and the weighted average requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	December 31, 2022
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (Years)
Stock options	$95,906	3.1
RSAs	330	0.7
RSUs	18,880	2.5
Stock Options: The following table summarizes option activity for the year ended December 31, 2022. The amounts include stock options granted to both employees and non-employees:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	4,243,482	$33.97
Granted	5,329,020	$31.16
Exercised	(122,082)	$18.40
Cancelled	(1,398,961)	$47.68
Outstanding at December 31, 2022	8,051,459	$29.97	8.2	$3,431
Vested and expected to vest at December 31, 2022	7,524,257	$30.38	8.1	$3,431
Exercisable at December 31, 2022	2,037,706	$30.94	6.6	$2,307
The weighted average grant date fair value of stock options granted during the years ended December 31, 2022 and 2021 was $20.45 and $33.27, respectively. The total intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was approximately $2.0 million and $8.8 million, respectively.
The exercise price of stock options granted is equal to the closing price of the Company's common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company estimates expected volatility based on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company uses the “simplified method” for estimating the expected term of employee options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years). The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not issued any dividends and does not expect to issue dividends over the life of the options. As a result, the Company has estimated the dividend yield to be zero. The fair value of the stock options granted during the year ended December 31, 2022 was determined with the following assumptions:

Year ended December 31,
	2022	2021
Expected volatility	73.6% - 80.5%	73.2% - 76.6%
Average expected term (in years)	6.0 - 6.5	5.2 - 6.1
Risk-free interest rate	1.5% - 4.2%	0.5% - 1.3%
Expected dividend yield	—%	—%

Restricted Stock Awards: RSAs are shares of our common stock subject to forfeiture restrictions that lapse based on the awardee's continued employment or service. The shares covered by a RSA cannot be sold, pledged or otherwise disposed of until the awards vest, and any unvested shares will be forfeited following the awardee's termination of service.
The following table summarizes RSA activity for the year ending December 31, 2022. The amounts include RSAs granted to both employees and non-employees:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	361,832	$3.47
Vested	(220,891)	$4.48
Forfeited	(15,435)	$2.84
Outstanding at December 31, 2022	125,506	$5.45
The fair value of RSAs issued upon conversion of the unvested profit interest award units was based on a Black-Scholes pricing model. The estimated fair value of the RSAs for any future grants will be based on the closing market value of our common stock on the date of grant. The total grant date fair value of RSAs vested during the years ended December 31, 2022, 2021 and 2020 was approximately $1.0 million, $1.7 million and $1.1 million, respectively. The fair value of RSAs vested during the years ended December 31, 2022, 2021 and 2020, was approximately $8.3 million, $21.0 million and $14.3 million, respectively.
Restricted Stock Units: A RSU is a promise by us to issue a share of our common stock upon vesting of the unit.
The following table summarizes RSU activity for the year ending December 31, 2022. The amounts include RSUs granted to both employees and non-employees:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	274,195	$33.06
Granted	929,083	$27.99
Vested	(158,671)	$28.84
Forfeited	(121,706)	$37.13
Outstanding at December 31, 2022	922,901	$27.48
The estimated fair value of the RSUs was based on the closing market value of our common stock on the date of grant. The total grant date fair value of RSUs vested during the years ended December 31, 2022, 2021 and 2020 was approximately $4.6 million $12.7 million and $10.1 million, respectively. The fair value of RSUs vested during the years ended December 31, 2022, 2021 and 2020 was approximately $7.3 million, $26.4 million and $21.8 million, respectively.
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

The weighted average assumptions used to estimate the fair value of stock purchase rights under the 2020 ESPP are as follows:

	Year ended December 31,
	2022	2021
ESPP
Volatility	74.0%	48.2%
Expected term (years)	0.5	0.5
Risk free rate	1.6%	0.1%
Expected dividend yield	—%	—%

Under the terms of the 2020 ESPP, the Company’s employees may elect to have up to 20% of their compensation, up to a maximum of $21,250 per calendar year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lower of the fair market value per share (at closing) of the Company’s common stock on (i) the first trading day of a six-month offering period, or (ii) the applicable purchase date, defined as the last trading day of the six-month offering period.
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
Operating Leases
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
Rent expense recorded by the Company under the leases was approximately $7.0 million and $2.6 million for the years ended December 31, 2022 and 2021, respectively. We paid approximately $2.5 million and $1.3 million of lease payments, respectively, during the years ended December 31, 2022 and 2021.

The following table presents the weighted average remaining lease term and weighted average discount rates related to our operating leases as of December 31, 2022:

Weighted average remaining lease term (in years)	9.8
Weighted average discount rate	9.0%
Approximate annual future minimum operating lease payments as of December 31, 2022 are as follows (in thousands):

Year	Amount
2023	$6,340
2024	6,486
2025	6,799
2026	7,278
2027	7,451
Thereafter	38,778
Total minimum lease payments:	73,132
Less: imputed interest	25,804
Total operating lease liabilities	47,328
Less: current portion	2,162
Lease liability, net of current portion	$45,166
11. Income Taxes
Zentalis Pharmaceuticals, Inc. is a corporation for tax purposes and is subject to income taxes which have been included in the consolidated financial statements.
The amount of net loss before income taxes and loss on equity method investment for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
U.S. net loss before income taxes	$(237,926)	$(171,053)	$(112,827)
Foreign net income (loss) before income taxes	344	4,663	(5,277)
Net loss before income taxes, including loss on equity method investment	$(237,582)	$(166,390)	$(118,104)
The following table presents the current and deferred income tax provision (benefit) for federal, state and foreign income taxes (in thousands):

	Year ended December 31,
	2022	2021	2020
Current tax provision:
Federal	$—	$—	$—
State	11	11	16
Foreign	298	550	410
Total current tax provision	309	561	426
Deferred tax provision:
Federal	(683)	(120)	—
State	(41)	(736)	—
Foreign	(54)	(2)	18
Total deferred tax provision	(778)	(858)	18
Total provision for income taxes:	$(469)	$(297)	$444
The following table is a reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total provision for income taxes (in thousands):

	Year ended December 31,
	2022		2021		2020
Expected tax at 21%	$(49,892)	21.0%	$(34,941)	21.0%	$(24,802)	21.0%
State income tax, net of federal tax	(4,222)	1.8%	(931)	0.6%	273	(0.3)%
Research credits	(12,558)	5.3%	(6,938)	4.2%	(4,025)	3.4%
Share-based compensation	1,245	(0.5)%	(3,307)	2.0%	(1,718)	1.5%
Other	(2,799)	1.2%	939	(0.6)%	146	(0.1)%
Section 162(m) limitations	3,950	(1.7)%	3,982	(2.4)%	2,956	(2.5)%
Change in valuation allowance	63,807	(26.9)%	40,899	(24.6)%	27,614	(23.4)%
Provision for income taxes	$(469)	0.2%	$(297)	0.2%	$444	(0.4)%
Deferred income taxes as of each of the following periods reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our net deferred tax asset or liability are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets
Net operating loss	$95,392	$82,117
Compensation	1,937	1,553
Share-based compensation	7,735	4,123
ASC 842 lease liability	9,967	9,740
Intangibles	1,745	2,004
Capitalized research and experimental expenditures	30,776	—
Accrued liabilities	476	675
Research credits	27,024	14,466
Other	62	—
Total gross deferred tax assets	175,114	114,678
Valuation allowance	(160,967)	(97,160)
Net deferred tax assets	14,147	17,518
Deferred tax liabilities
Depreciable assets	(1,609)	(1,699)
ASC 842 right of use asset	(8,924)	(9,481)
Equity method investment	(4,467)	(7,954)
Other	—	(6)
Deferred tax liabilities	(15,000)	(19,140)
Net deferred tax liabilities	$(853)	$(1,622)
Realization of a portion of our deferred tax assets is dependent upon our generating sufficient taxable income in future years to obtain benefit from the reversal of temporary differences. Management considered all available evidence under existing tax law and anticipated expiration of tax statutes and determined that a valuation allowance of $161.0 million and $97.2 million was required as of December 31, 2022 and 2021, for those deferred tax assets that are not expected to provide future tax benefits. The increase in valuation allowance was primarily related to the federal and states losses incurred and tax credits generated during the period ended December 31, 2022.
At December 31, 2022, we have federal and state net operating loss ("NOL") carryforwards of approximately $390.3 million and $192.4 million, respectively. The federal NOL carryforwards generated in taxable years beginning prior to January 1, 2018 begin to expire in 2033. The federal NOL carryforwards generated in taxable years beginning after December 31, 2017 of $369.4 million can be carried forward indefinitely but may only be used to offset up to 80% of taxable income in future periods. The state NOL carryforwards begin to expire in 2033.
At December 31, 2022, we have federal and state research tax credit carryforwards, net of reserves, of approximately $20.5 million and $8.3 million, respectively. The federal credit carryforwards begin to expire in 2033, and the state credit carryforwards do not expire and can be carried forward indefinitely until utilized.
We have not completed a study to determine whether an ownership change per the provisions of Sections 382 or 383 of the Code, as well as similar state provisions, has occurred. Utilization of our NOL and income tax credit carryforwards may be subject to a substantial annual limitation due to ownership changes that may have occurred or that could occur in the future. These ownership changes may limit the amount of the net operating loss and income tax credit carryover that can be utilized annually to offset future taxable income. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a rolling three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.
Uncertain Tax Positions

In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.
The following table summarized the activity related to our unrecognized tax benefits (in thousands):

	December 31,
	2022	2021	2020
Gross unrecognized tax benefits at the beginning of the year	$2,835	$1,932	$1,124
Increase related to current year tax positions	1,112	969	661
Increase related to prior year tax positions	350	—	197
Decrease related to prior year tax positions	—	(66)	(50)
Gross unrecognized tax benefits at end of the year	$4,297	$2,835	$1,932
Included in the balance of unrecognized tax benefits at December 31, 2022 is $4.0 million that, if recognized, would not impact our income tax benefit or effective tax rate as long as our deferred tax asset remains subject to a valuation allowance. We do not expect any significant increases or decreases to our unrecognized tax benefits within the next 12 months.
We recognize interest and penalties related to unrecognized tax positions within the income tax expense line in the accompanying consolidated statements of operations. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2022 and 2021.
The Company files federal and state income tax returns in the United States and Australia. Due to the Company's unutilized NOLs and credits, all years remain subject to income tax examination by authorities. The Company is not currently under examination by federal, state or foreign jurisdictions.

12. Net Loss Per Common Share
Basic and diluted net loss per common share were calculated as follows (in thousands except per share amounts):

	Year ended December 31,
	2022	2021	2020
Numerator:
Net loss attributable to Zentalis	$(236,806)	$(158,725)	$(117,841)
Denominator:
Weighted average number of common shares outstanding, basic and diluted	52,857	42,688	28,113
Net loss per common share	$(4.48)	$(3.72)	$(4.19)
Our potential and dilutive securities, which include outstanding stock options, unvested RSAs and unvested RSUs have been excluded from the computation of diluted net loss per common share as the effect would be anti-dilutive.
The following common stock have been excluded from the calculations of diluted net loss per common share because their inclusion would be antidilutive (in thousands).

	Year ended December 31,
	2022	2021	2020
Outstanding stock options	8,051	4,243	3,121
Unvested RSAs	126	361	742
Unvested RSUs	923	274	675
	9,100	4,878	4,538

13. Employee Savings Plan
We have an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate provided that they meet the requirements of the plan. The Company began making matching contributions under the plan during 2021. The Company has recorded as expense $1.4 million and $991.5 thousand in matching contributions for the years ended December 31, 2022 and 2021, respectively.
14. Related Party Disclosures

Recurium

Kevin D. Bunker, Ph.D, our Chief Scientific Officer, and Cam S. Gallagher, our President and a member of our Board of Directors, currently serve as managing members of Recurium IP Holdings, LLC, or Recurium IP. Each of Dr. Bunker and Mr. Gallagher maintains an ownership interest in Recurium IP. Accordingly, the Company identifies Recurium IP as a related party. In December 2014, our wholly owned subsidiary, Zeno Pharmaceuticals, Inc., entered into a license agreement, or the Recurium Agreement, with Recurium IP, which was subsequently amended, under which Zeno Pharmaceuticals, Inc. was granted an exclusive worldwide license to certain intellectual property rights owned or controlled by Recurium IP to develop and commercialize pharmaceutical products for the treatment or prevention of disease, other than for providing pain relief. Following certain corporate restructuring disclosed elsewhere in this Annual Report on 10-K, our wholly owned subsidiary, ZMI, became the Zentalis contracting party to the Recurium Agreement. The intellectual property rights exclusively licensed by ZMI under the Recurium Agreement include certain intellectual property covering azenosertib, ZN-d5 and our BCL-xL product candidate. For the years ended December 31, 2022 and 2021, the amounts incurred under the Recurium Agreement totaled zero and $10.0 million.
Kalyra Pharmaceuticals, Inc.
On December 21, 2017, we acquired 17,307,692 shares of Series B preferred stock of Kalyra Pharmaceuticals, Inc. for a per share price of twenty-six cents ($0.26) or approximately $4.5 million. The management team and stockholders of Kalyra are also stockholders of the Company.
We entered into a Master Services Agreement (“MSA”) with Kalyra in January 2015 which states that Kalyra may provide research and development services to us and that we shall reimburse such expenses on a time and materials basis based on the initial statements of work. For the years ended December 31, 2022 and 2021, we incurred an immaterial amount of expense with Kalyra that was eliminated in consolidation for research and development services provided. As of December 31, 2022, there was an immaterial balance due to Kalyra that eliminated in consolidation. As of December 31, 2021, there was no balance due to Kalyra.
We entered into an Intercompany Services Agreement (“ISA”) with Kalyra in January 2018 which states that we may provide research and development services to Kalyra and that Kalyra shall reimburse such expenses on a time and materials basis. For the years ended December 31, 2022 and 2021, we provided an immaterial amount of research and development services to Kalyra that was eliminated in consolidation. As of December 31, 2022 and 2021, an immaterial amount was due from Kalyra that eliminated in consolidation.
Tempus
Kimberly Blackwell, M.D., our Chief Executive Officer and a member of our Board of Directors, was previously employed by Tempus Labs, Inc., or Tempus, and now serves as an advisor of Tempus. The Company entered into a Master Services Agreement with Tempus in December 2020 to provide data licensing and research services. For the years ended December 31, 2022 and 2021, the fees incurred for services performed by Tempus were $0.2 million and $1.0 million, respectively.
Zentera

Dr. Bunker serves as a member of the board of directors of Zentera. Accordingly, the Company identifies Zentera as a related party.

In May 2020, each of our wholly owned subsidiaries, Zeno Alpha, Inc., K-Group Alpha, Inc. and K-Group Beta, Inc., entered into the Zentera Sublicenses, pursuant to which we collaborate with Zentera on the development and commercialization of ZN-c5, ZN-d5 and azenosertib, respectively, in the Zentera Collaboration Territory. Under the terms of the Zentera Sublicenses, Zentera is responsible for the costs of developing the Collaboration Products in the Zentera Collaboration Territory, and we are responsible for the costs of developing the Collaboration Products outside the Zentera Collaboration Territory, provided that Zentera will reimburse us for a portion of its costs for global data management, pharmacovigilance, safety database management, and chemistry, manufacturing and controls activities with respect to each Collaboration Product. Prior to the deconsolidation of Zentera during July 2021, these costs were eliminated in consolidation. For the years ended December 31, 2022 and 2021, the amounts incurred under this arrangement totaled $11.0 million and $5.3 million, respectively and are presented as contra-research and development expense in the consolidated statement of operations.

During the three months ended March 31, 2022, we divested an early stage asset to Zentera for $0.2 million.