Form 10-Q
period 2023-03-31
Zentalis Pharmaceuticals, Inc.
filed 2023-05-10
CIK 1725160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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

1359 Broadway, Suite 801
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 8, 2023, the registrant had 59,477,824 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “design,” “support” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

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
•U.S. and global economic issues, global supply chain issues and increased inflation and interest rates;
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
•our plans relating to disclosing a monotherapy dose for our product candidates, dose optimization activities and the timing thereof;
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
•our plans, including the costs thereof, of development of any diagnostic tools;
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
•cybersecurity and information security;
•expected ongoing reliance on third parties, including with respect to the development, manufacturing, supply and commercialization of our product candidates;
•insurance coverage;
•estimated periods of performance of key contracts;
•the need to hire additional personnel and our ability to attract and retain personnel, and our ability to provide competitive compensation and benefits; and
•the impact of the COVID-19 pandemic on our business.
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

ZENTALIS® and its associated logo are trademarks of Zentalis. All other trademarks, trade names and service marks appearing in this Quarterly Report are the property of their respective owners. All website addresses given in this Quarterly Report are for information only and are not intended to be an active link or to incorporate any website information into this document.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

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
•If we are unable to successfully develop diagnostic tools for biomarkers that enable patient selection, or experience significant delays in doing so, we may not realize the full commercial potential of our product candidates.
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
•We face significant competition. and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.
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
•The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, our business, including our preclinical studies and clinical trials.
•Unfavorable U.S., global, political or economic conditions could adversely affect our business, financial condition or results of operations.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts and par value)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$36,280	$43,069
Marketable securities, available-for-sale	356,239	394,302
Prepaid expenses and other current assets	17,707	14,562
Total current assets	410,226	451,933
Property and equipment, net	6,880	7,705
Operating lease right-of-use assets	37,475	42,373
Prepaid expenses and other assets	9,495	9,723
Goodwill	3,736	3,736
Investment in Zentera Therapeutics	18,903	21,213
Restricted cash	2,627	2,627
Total assets	$489,342	$539,310
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,818	$11,247
Accrued expenses	43,540	45,400
Total current liabilities	56,358	56,647
Deferred tax liability	756	853
Long-term lease liability	44,771	45,166
Other long-term liabilities	1,792	2,620
Total liabilities	103,677	105,286
Commitments and contingencies
EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 59,442,342 and 59,280,247 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	59	59
Additional paid-in capital	1,045,568	1,031,462
Accumulated other comprehensive loss	(556)	(1,353)
Accumulated deficit	(659,584)	(596,365)
Total stockholders’ equity	385,487	433,803
Noncontrolling interests	178	221
Total equity	385,665	434,024
Total liabilities and stockholders’ equity	$489,342	$539,310

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Operating Expenses
Research and development	$48,584	$46,112
General and administrative	16,369	11,767
Total operating expenses	64,953	57,879
Operating loss	(64,953)	(57,879)
Other Income (Expense)
Investment and other income, net	4,109	426
Net loss before income taxes	(60,844)	(57,453)
Income tax expense	108	33
Loss on equity method investment	2,310	1,751
Net loss	(63,262)	(59,237)
Net loss attributable to noncontrolling interests	(43)	(160)
Net loss attributable to Zentalis	$(63,219)	$(59,077)
Net loss per common share outstanding, basic and diluted	$(1.07)	$(1.31)
Common shares used in computing net loss per share, basic and diluted	59,277	45,244

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(63,262)	$(59,237)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	797	(984)
Total comprehensive loss	(62,465)	(60,221)
Comprehensive loss attributable to noncontrolling interests	(43)	(160)
Comprehensive loss attributable to Zentalis	$(62,422)	$(60,061)

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating Activities:
Consolidated net loss	$(63,262)	$(59,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	360	344
Operating lease right-of-use asset and fixed asset impairment	4,953	—
Share-based compensation	13,733	10,147
(Accretion of discounts)/amortization of premiums on marketable securities, net	(3,261)	146
Loss on equity method investment	2,310	1,751
Deferred income taxes	(97)	(74)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,917)	(4,154)
Accounts payable and accrued liabilities	(1,411)	(500)
Operating lease right-of-use assets and liabilities, net	309	1,381
Net cash used in operating activities	(49,283)	(50,196)
Investing Activities:
Purchases of marketable securities	(63,879)	(79,254)
Proceeds from maturities of marketable securities	106,000	99,500
Purchases of property and equipment	—	(450)
Net cash provided by investing activities	42,121	19,796
Financing Activities:
Proceeds from issuance of common stock under equity incentive plans	373	1,258
Net cash provided by financing activities	373	1,258
Net decrease in cash, cash equivalents and restricted cash	(6,789)	(29,142)
Cash, cash equivalents and restricted cash at beginning of period	45,696	62,584
Cash, cash equivalents and restricted cash at end of period	$38,907	$33,442
Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$209	$226

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows for the periods presented:

	March 31,
	2023	2022
Cash and cash equivalents	$36,280	$30,572
Restricted cash	2,627	2,870
Total cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statement of Cash Flows	$38,907	$33,442
See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)

	Three Months Ended March 31, 2023

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2022	59,280	$59	$1,031,462	$(1,353)	$(596,365)	$221	$434,024
Share-based compensation expense	—	—	13,733	—	—	—	13,733
Other comprehensive loss	—	—	—	797	—	—	797
Issuance of common stock in connection with restricted stock unit vesting	139	—	—	—	—	—	—
Shares issued under employee stock purchase plan	25	—	373	—	—	—	373
Cancellation of restricted stock awards	(2)	—	—	—	—	—	—
Net loss attributable to non-controlling interest	—	—	—	—	—	(43)	(43)
Net loss attributable to Zentalis	—	—	—	—	(63,219)	—	(63,219)
Balance at March 31, 2023	59,442	$59	$1,045,568	$(556)	$(659,584)	$178	$385,665

	Three Months Ended March 31, 2022

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2021	45,491	$45	$723,593	$(125)	$(359,559)	$528	$364,482
Share-based compensation expense	—	—	10,147	—	—	—	10,147
Other comprehensive loss	—	—	—	(984)	—	—	(984)
Issuance of common stock in connection with restricted stock unit vesting	45	1	—	—	—	—	1
Issuance of common stock upon exercise of options, net	33	—	645	—	—	—	645
Shares issued under employee stock purchase plan	16	—	612	—	—	—	612
Cancellation of restricted stock awards	(1)	—	—	—	—	—	—
Net loss attributable to non-controlling interest	—	—	—	—	—	(160)	(160)
Net loss attributable to Zentalis	—	—	—	—	(59,077)	—	(59,077)
Balance at March 31, 2022	45,584	$46	$734,997	$(1,109)	$(418,636)	$368	$315,666

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
Liquidity
Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The Company determined that there are no conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that the interim unaudited condensed consolidated financial statements for the quarter ended March 31, 2023 are issued.
2. Interim Unaudited Financial Statements
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. The year-end condensed consolidated balance sheet data was derived from the Company’s audited financial statements but do not include all disclosures required by U.S. GAAP. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operation for the periods presented, with such adjustments consisting only of normal recurring adjustments. Certain reclassifications have been made to the prior period condensed consolidated balance sheet to conform to the current period presentation.
The accompanying interim unaudited condensed consolidated financial statements include our wholly-owned subsidiaries and variable interest entity (“VIE”), for which we are the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.
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
Significant Accounting Policies
During the three months ended March 31, 2023, there have been no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
3. Significant Transactions
Zentera Therapeutics
In May 2020, we became a majority common shareholder of Zentera Therapeutics, a Shanghai-based clinical-stage biopharmaceutical company focused on developing cancer therapeutics (“Zentera”), concurrent with its Series A convertible preferred stock offering. The financial position and results of operations of Zentera were included in our consolidated financial statements from the date of the initial investment as a result of our control of the entity and our determination that we were the primary beneficiary of Zentera. In July 2021, Zentera completed a Series B convertible preferred stock offering which diluted our investment to a position of less than majority owned. Upon review of the facts and circumstances, together with the authoritative accounting literature, we determined that while Zentera is a VIE, consolidation of Zentera is no longer appropriate. After the July 2021 Series B convertible preferred offering in which we did not participate, our review concluded that we ceased to be the primary beneficiary of Zentera as our equity ownership was reduced and changes were made to the corporate governance of Zentera. As a result, we no longer individually have the ability to direct the activities that most significantly impact Zentera's economic performance.
Beginning in July 2021, the financial position and results of operations of Zentera were no longer included in our consolidated financial statements. During the period of deconsolidation we measured the fair value of our retained investment in Zentera using the backsolve method with consideration for a lack of marketability. An equity method investment of $18.9 million is recorded on our balance sheet at March 31, 2023. This amount represents our maximum exposure to loss as a result of our involvement with Zentera. A deferred tax liability of $4.0 million representing the tax impact of the unrealized gain on deconsolidation is recorded on our balance sheet at March 31, 2023. A gain of $51.6 million, measured as the difference between the fair value of our retained noncontrolling interest together with the carrying amount of the Zentera noncontrolling interest, and the carrying amount of Zentera’s assets and liabilities was recognized during the year ended December 31, 2021. The difference between the carrying amount of our investment in Zentera and our portion of the Zentera net assets was $5.5 million as of

March 31, 2023. This difference is accounted for in our equity method investment analogous to in-process research and development.
In May 2020, each of our subsidiaries Zeno Alpha, Inc., K-Group Alpha, Inc., and K-Group Beta, Inc. entered into a collaboration and royalty-bearing license agreement with Zentera, which we refer to as the “Zentera Sublicenses,” pursuant to which we collaborate with Zentera on the development and commercialization of ZN-c5, ZN-d5 and azenosertib, respectively, collectively referred to as the “Collaboration Products,” respectively, in the People’s Republic of China, Macau, Hong Kong and Taiwan, which is referred to as the “Zentera Collaboration Territory.” Under each Zentera Sublicense, Zentera will lead development, and upon regulatory approval, the commercialization, of the Collaboration Products in the Zentera Collaboration Territory.
Under the terms of the Zentera Sublicenses, Zentera is generally responsible for the costs of developing the Collaboration Products in the Zentera Collaboration Territory, and we are generally responsible for the costs of developing the Collaboration Products outside the Zentera Collaboration Territory, provided that Zentera will reimburse us for a portion of the costs for global data management, pharmacovigilance, safety database management, and chemistry, manufacturing and controls activities with respect to each Collaboration Product. Prior to the deconsolidation of Zentera in July 2021, these costs were eliminated in consolidation. For the three months ended March 31, 2023 and 2022 the amounts incurred under this arrangement totaled $2.2 million and $2.1 million, respectively, and are presented as contra-research and development expense in the unaudited condensed consolidated statement of operations. A corresponding receivable is recorded within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet. We have not provided material financial or other support to Zentera during the periods ended March 31, 2023 and 2022 that was not contractually required.
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
Pursuant with authoritative guidance, we have recorded the identifiable assets, liabilities and noncontrolling interests in the VIE at their fair value upon initial consolidation. The identified goodwill is comprised of the workforce and expected synergies from combining the entities. Total assets and liabilities of Kalyra as of March 31, 2023 and December 31, 2022 are immaterial. The liabilities recognized as a result of consolidating Kalyra do not represent additional claims on our general assets. Pursuant to the authoritative guidance, the equity interest in Kalyra not owned by Zentalis is reported as a noncontrolling interest on our condensed consolidated balance sheets.
The following is a reconciliation of equity (net assets) attributable to the noncontrolling interest (in thousands):

	March 31,	December 31,
	2023	2022
Noncontrolling interest at beginning of period	$221	$528
Net loss attributable to noncontrolling interest	(43)	(307)
Noncontrolling interest at end of period	$178	$221

5. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$281,405	$23	$(286)	$281,142
Corporate Debt Securities	2,486	—	(6)	2,480
US Government Agencies	21,982	—	(98)	21,884
US Treasury	50,956	—	(223)	50,733
	$356,829	$23	$(613)	$356,239

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$296,309	$71	$(587)	$295,793
Corporate Debt securities	7,472	—	(26)	7,446
US Government Agencies	23,970	—	(182)	23,788
US Treasury securities	67,904	—	(629)	67,275
	$395,655	$71	$(1,424)	$394,302

As of March 31, 2023, fifty of our available-for-sale debt securities with a fair market value of $268.0 million were in a gross unrealized loss position of $0.6 million. Of those, forty-seven have been in a gross unrealized loss position of $0.5 million for less than one year and three have been in a gross unrealized loss position of $0.1 million for more than one year. When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of March 31, 2023, because we do not intend to sell these securities, and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	March 31, 2023	December 31, 2022
	Estimated Fair Value
Due within one year	$356,239	$394,302
	$356,239	$394,302
The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	March 31, 2023			December 31, 2022
	Level 1	Level 2	Total estimated fair value	Level 1	Level 2	Total estimated fair value
Cash equivalents:
Money market funds	$33,329	$—	$33,329	$26,811	$—	$26,811
Commercial paper	—	—	—	1,998	—	1,998
Total cash equivalents:	33,329	—	33,329	28,809	—	28,809

Available-for-sale marketable securities:
Commercial paper	—	281,142	281,142	—	295,793	295,793
Corporate Debt Securities	—	2,480	2,480	—	7,446	7,446
US Government Agencies	—	21,884	21,884	—	23,788	23,788
US Treasury securities	50,733	—	50,733	67,275	—	67,275
Total available-for-sale marketable securities:	50,733	305,506	356,239	67,275	327,027	394,302

Total assets measured at fair value	$84,062	$305,506	$389,568	$96,084	$327,027	$423,111
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2023. We had no instruments that were classified within Level 3 as of March 31, 2023 or December 31, 2022.

6. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid insurance	$523	$1,018
Prepaid software licenses and maintenance	870	958
Foreign R&D credit refund	940	659
Prepaid research and development expenses	16,154	15,002
Interest receivable	385	508
Zentera receivable	7,908	5,874
Other prepaid expenses	422	266
Total prepaid expenses and other assets	27,202	24,285
Less long-term portion	9,495	9,723
Total prepaid expenses and other assets, current	$17,707	$14,562
7. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Lab equipment	$2,659	$2,622
Leasehold improvements	4,890	4,891
Office equipment and furniture	2,065	2,065
Computer equipment	150	150
Construction in progress	209	37
Subtotal	9,973	9,765
Accumulated depreciation and amortization	(3,093)	(2,060)
Property and equipment, net	$6,880	$7,705
Depreciation and amortization expense for the three months ended March 31, 2023 and 2022 was approximately $360 thousand and $344 thousand, respectively.

8. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued research and development expenses	$34,227	$32,310
Accrued employee expenses	6,879	11,246
Accrued legal expenses	828	1,256
Accrued general and administrative expenses	726	662
Lease liability	2,247	2,162
Taxes payable	425	384
Total accrued expenses	45,332	48,020
Less long-term portion	1,792	2,620
Total accrued expenses	$43,540	$45,400
9. Stockholders’ Equity
Share-based Compensation

In April 2020, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2020 Incentive Award Plan (the “2020 Plan”), which allows for grants to selected employees, consultants and non-employee members of the Board of Directors. We currently grant stock options and restricted stock units (“RSUs”), under the 2020 Plan. Awards may be made under the 2020 Plan covering up to the sum of (1) 5,600,000 shares of common stock; plus (2) any shares forfeited from the unvested restricted shares of our common stock issued upon conversion of unvested Class B common units (up to 1,250,000 shares); plus (3) an annual increase on the first day of each fiscal year beginning with the fiscal year ending December 31, 2021 and continuing to, and including, the fiscal year ending December 31, 2030, equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by our Board of Directors.

At March 31, 2023, 9,975,086 shares were subject to outstanding awards under the 2020 Plan and 1,350,490 shares were available for future grants of share-based awards under the 2020 Plan.
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
At March 31, 2023, 1,485,975 shares were subject to outstanding awards under the 2022 Inducement Plan and 14,025 shares were available for future grants of share-based awards under the 2022 Inducement Plan.
Total share-based compensation expense related to share based awards was comprised of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development expense	$5,873	$5,042
General and administrative expense	7,860	5,105
Total share-based compensation expense	$13,733	$10,147
Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock Options	$10,609	$7,778
Employee Stock Purchase Plan	105	102
RSAs and RSUs	3,019	2,267
	$13,733	$10,147
Stock Options and Restricted Stock Units
The exercise price of stock options granted is equal to the closing price of the Company’s common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company estimates expected volatility based on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company uses the “simplified method” for estimating the expected term of employee options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years). The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not issued any dividends and does not expect to issue dividends over the life of the options. As a result, the Company has estimated the dividend yield to be zero. The fair value of the stock options granted during the three months ended March 31, 2023 and March 31, 2022 was determined with the following assumptions:

	March 31, 2023	March 31, 2022
Expected volatility	79.0% - 80.8%	73.6% - 74.3%
Average expected term (in years)	5.5 - 6.1	6.0 - 6.1
Risk-free interest rate	3.4% - 4.2%	1.5% - 2.3%
Expected dividend yield	—%	—%
Employee Stock Purchase Plan
In April 2020, the Company’s Board of Directors adopted, and the Company’s stockholders approved the Zentalis Pharmaceuticals, Inc. 2020 Employee Stock Purchase Plan (the “ESPP”), which was subsequently amended and restated effective March 15, 2021. The maximum aggregate number of shares of the Company’s common stock available for issuance under the ESPP at March 31, 2023 was 1,929,891. Under the terms of the ESPP, the Company’s employees may elect to have up to 20% of their compensation, up to a maximum value of $25,000 per calendar year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lower of the fair market value per share (at closing) of the Company’s common stock on (i) the first trading day of a six-month offering period, or (ii) the applicable purchase date, defined as the last trading day of the six-month offering period. The weighted average assumptions used to estimate the fair value of stock purchase rights under the ESPP during the period ended March 31, 2023 are as follows:

Ended March 31, 2023
ESPP
Volatility	101.0%
Expected term (years)	0.5
Risk free rate	4.0%
Expected dividend yield	—
Compensation Expense Summary
Total unrecognized estimated compensation cost by type of award and the weighted average requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	March 31, 2023
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$119,878	3.15
RSAs	218	0.50
RSUs	34,006	3.16
ESPP	$—	0

During the three months ended March 31, 2023, we issued zero shares of common stock in connection with the exercises of stock options. For the three months ended March 31, 2023, 41.1 thousand shares of common stock issued in conjunction with certain restricted stock awards (“RSAs”), vested. Outstanding stock options, unvested RSAs, and unvested RSUs totaling approximately 9.9 million shares, 0.1 million shares and 1.6 million shares of our common stock, respectively, were outstanding as of March 31, 2023.
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

Leases
Our commitments include payments related to operating leases. Approximate annual future minimum operating lease payments as of March 31, 2023 are as follows (in thousands):

Year	Operating Leases
2023 (remaining)	$4,966
2024	6,486
2025	6,799
2026	7,278
2027	7,451
Thereafter	38,778
Total minimum lease payments:	71,758
Less: imputed interest	(24,740)
Total operating lease liabilities	47,018
Less: current portion	(2,247)
Lease liability, net of current portion	$44,771
The weighted-average remaining lease term of our operating leases is approximately 9.5 years.
On March 6, 2023, we entered into a sublease agreement pursuant to which we will sublease the office space located at 1359 Broadway, Suites 1710 and 1800 in New York, New York to a subtenant. As a result of certain triggering events, we performed an interim impairment test by comparing the carrying value of the long-lived asset group to its estimated fair value, which was determined based on the income approach using a discounted cash flow model. Estimates and assumptions used in the model included projected cash flows and a discount rate. As a result, we recorded an impairment expense of $5.0 million within our operating expenses against our operating lease right-of-use asset and fixed assets associated with our New York lease during the three months ended March 31, 2023.
11. Net Loss Per Common Share
Basic and diluted net loss per common share were calculated as follows (in thousands except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to Zentalis	$(63,219)	$(59,077)
Denominator:
Weighted average number of common shares outstanding, basic and diluted	59,277	45,244
Net loss per common share	$(1.07)	$(1.31)
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

	March 31,
	2023	2022
Outstanding stock options	9,895	5,372
Unvested RSAs	82	287
Unvested RSUs	1,566	433
	11,543	6,092
12. Related Party Disclosures
Tempus
Kimberly Blackwell, M.D., our Chief Executive Officer and a member of our Board of Directors, was previously employed by Tempus Labs, Inc. ("Tempus") and now serves as an advisor of Tempus. The Company entered into a Master Services Agreement with Tempus in December 2020 to provide data licensing and research services. There were $0.4 million and immaterial fees incurred for services performed by Tempus for the three months ended March 31, 2023 and 2022, respectively.

Zentera

Kevin D. Bunker, Ph.D., our Chief Scientific Officer, serves as a member of the Board of Directors of Zentera. Accordingly, the Company identifies Zentera as a related party.

In May 2020, each of our wholly owned subsidiaries, Zeno Alpha, Inc., K-Group Alpha, Inc. and K-Group Beta, Inc., entered into the Zentera Sublicenses, pursuant to which we collaborate with Zentera on the development and commercialization of the Collaboration Products in the Zentera Collaboration Territory. Under the terms of the Zentera Sublicenses, Zentera is responsible for the costs of developing the Collaboration Products in the Zentera Collaboration Territory, and we are responsible for the costs of developing the Collaboration Products outside the Zentera Collaboration Territory, provided that Zentera will reimburse us for a portion of its costs for global data management, pharmacovigilance, safety database management, and chemistry, manufacturing and controls activities with respect to each Collaboration Product. For the three months ended March 31, 2023 and 2022, the amounts incurred under this arrangement totaled $2.2 million and $2.1 million, respectively, and are presented as contra-research and development expense in the consolidated statement of operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition and operating results should be read together with our interim unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements that involve significant risks and uncertainties. As a result of many important factors, such as those set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.
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

We currently exclusively in-license worldwide development and commercialization rights to azenosertib, ZN-d5, and our BCL-xL product candidate. We out-licensed azenosertib and ZN-d5 development and commercialization rights in select Asian countries, including China, to our joint venture, Zentera Therapeutics, or Zentera. As of March 31, 2023, we held a 40.3% equity interest in Zentera. For more information about our joint venture with Zentera, see below under “License Agreements and Strategic Collaborations” and Note 3 to our interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The following table summarizes our product candidate pipeline:
Our Development Programs

Azenosertib (WEE1 Inhibitor)
Azenosertib is a potentially best-in-class and first-in-class oral, small molecule WEE1 inhibitor. As illustrated in the figure below, the inhibition of WEE1, a DNA damage response kinase, drives cancer cells into mitosis without being able to repair damaged DNA, resulting in cell death and thereby preventing tumor growth and potentially causing tumor regression. Currently, there are no WEE1 inhibitors approved by the U.S. Food and Drug Administration, or FDA. We have designed azenosertib to have advantages over other investigational therapies targeting WEE1, including superior selectivity and pharmacokinetic, or PK, properties. Azenosertib is currently being evaluated in the clinic for advanced solid tumors and hematological malignancies in the following three therapeutic settings of high unmet medical need:
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
Azenosertib is being evaluated in multiple current or planned clinical trials, including the following:

•Monotherapy - Phase 2 Clinical Trial in Cyclin E1 Driven High-Grade Serous Ovarian Cancer, Fallopian Tube, or Primary Peritoneal Cancer (HGSOC) (ZN-c3-005). We are evaluating azenosertib as a monotherapy in a Phase 2 clinical trial in patients with Cyclin E1 driven HGSOC. Our Cyclin E1 enrichment strategy is supported by preclinical data that showed that high Cyclin E1 protein expression sensitized cancer cells to the anti-tumor effects of azenosertib as well as preliminary retrospective clinical data that Cyclin E1 protein levels may be associated with clinical benefit from WEE1 inhibition. In addition, in April 2023, we announced preclinical data at the 2023 American Association for Cancer Research, or AACR, Annual Meeting that demonstrated that azenosertib drove cancer cell death in Cyclin E1-high tumor cells in vitro and substantially inhibited growth of Cyclin E1-high, patient derived, in vivo tumor models.
•Monotherapy - Phase 2 Clinical Trial in Recurrent or Persistent Uterine Serous Carcinoma (USC) (ZN-c3-004). Azenosertib is currently being evaluated as a monotherapy in a Phase 2 clinical trial in adult women with USC. As of a September 14, 2022 data cutoff, a total of 43 patients were enrolled and dosed. Azenosertib was well tolerated. The most common treatment related adverse events, or AEs, were nausea (60.5% all grades/9.3% grade 3 or higher), fatigue (46.5% all grades/9.3% grade 3 or higher), diarrhea (37.2% all grades/7.0% grade 3 or higher) and vomiting (32.6% all grades/7.0% grade 3 or higher). We anticipate that we will disclose the monotherapy dose for azenosertib in the first half of 2023, and we plan to update the timeline of this USC study thereafter. The FDA granted Fast Track designation in November 2021 to azenosertib in patients with advanced or metastatic USC who have received at least one prior platinum-based chemotherapy regimen for management of advanced or metastatic disease. We believe that the study design in this patient population has the potential to support registration in the United States.
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
•Combination - Phase 1b Clinical Trial of Azenosertib and Chemotherapy in Platinum-Resistant Ovarian, Peritoneal or Fallopian Tube Cancer (ZN-c3-002). Azenosertib is currently being evaluated in combination with each of paclitaxel, carboplatin, pegylated liposomal doxorubicin (PLD) and gemcitabine in four separate cohorts in a Phase 1b clinical trial in patients with platinum-resistant ovarian, peritoneal or fallopian tube cancer. We provided a preliminary efficacy and safety update at the 2022 AACR Annual Meeting in April 2022, highlighting that azenosertib in combination with chemotherapy demonstrated strong anti-tumor activity in a heavily pretreated population and was well tolerated. As of the January 28, 2022 data cutoff, there were 43 evaluable patients for efficacy, with an ORR of 30.2% across all evaluable chemotherapy cohorts (paclitaxel, carboplatin and PLD). In the paclitaxel cohort, there were 8 evaluable patients and an ORR of 62.5%; in the carboplatin cohort, there were 11 evaluable patients and an ORR of 45.5%; and in the PLD cohort, there were 24 evaluable patients and an ORR of 12.5%. As of the January 28, 2022 data cutoff, there were 56 evaluable patients for safety. The most common treatment related AEs were nausea (48.2% all grades/5.4% grade 3 or higher), neutropenia (41.1% all grades/32.1% grade 3 or higher), thrombocytopenia (37.5% all grades/17.9% grade 3 or higher), vomiting (30.4% all grades/7.1% grade 3 or higher) and anemia (26.8 all grades/7.1% grade 3 or higher). In April 2023, we announced that we are scheduled to present positive clinical data from this trial at the American Society of Clinical Oncology Meeting on June 5, 2023.

•Monotherapy - Phase 1 Dose Optimization Clinical Trial in Solid Tumors (ZN-c3-001). We are currently evaluating azenosertib as a monotherapy in a Phase 1 dose optimization clinical trial for the treatment of solid tumors. We announced preliminary efficacy data from this trial with a data cutoff of May 15, 2021 from 34 patients, where we showed five confirmed partial responses, or cPRs, to azenosertib in monotherapy across several tumor types, including ovarian cancer (-69% cPR), colorectal cancer (-51% cPR), NSCLC (-49% cPR), and USC (-49% cPR) and (-43% cPR). We announced preliminary safety data from this trial at the 2022 AACR Annual Meeting in April 2022. As of a January 21, 2022 data cutoff, there were 32 patients evaluated for safety and azenosertib was well tolerated. The most common treatment related AEs were nausea (71.9% all grades/3.1% grade 3 or higher), fatigue (53.1% all grades/18.8% grade 3 or higher), diarrhea (46.9% all grades/6.3% grade 3 or higher) and vomiting (46.9% all grades/0% grade 3 or higher). We also announced preliminary efficacy data from the Phase 1 monotherapy expansion cohort in USC from this trial at the 2022 AACR Annual Meeting. As of a January 21, 2022 data cutoff, there were 11 evaluable patients in the USC cohort, with 27.3% demonstrating an objective response rate, or ORR, and 90.9% demonstrating a disease control rate, or DCR.
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

ZN-d5 (BCL-2 Inhibitor)

ZN-d5 is a potentially best-in-class, selective, oral small molecule inhibitor of BCL-2. BCL-2 is a protein that plays a critical role in the regulation of cell death, known as apoptosis. The overexpression of BCL-2 is frequently detected in numerous cancer types, which prevents apoptosis of cancer cells. Utilizing our medicinal chemistry expertise, we have designed ZN-d5 to have best-in-class potency, selectivity and PK properties. ZN-d5 is currently being evaluated in the clinic in patients with hematological malignancies in both the monotherapy and combination settings.
ZN-d5 is being evaluated in the following monotherapy and combination clinical trials:
•Monotherapy - Phase 1/2 Clinical Trial in Relapsed or Refractory Light Chain Amyloidosis (R/R AL Amyloidosis) (ZN-d5-003). ZN-d5 is being evaluated as a monotherapy in a Phase 1/2 clinical trial in R/R AL amyloidosis. BCL-2 inhibition has demonstrated clinical activity in R/R AL amyloidosis; however, there are currently no FDA-approved BCL-2 inhibitors for the treatment of R/R AL amyloidosis. This Phase 1/2 study in patients with R/R AL amyloidosis consists of a dose escalation phase to establish the monotherapy dose in this setting, and an expansion phase to further assess the safety and efficacy of ZN-d5 in this population. The study is expected to enroll up to approximately 140 patients.
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
•Combination - Phase 1/2 Clinical Trial of ZN-d5 and Azenosertib in Relapsed or Refractory Acute Myeloid Leukemia (R/R AML) (ZN-d5-004C). ZN-d5 is being evaluated in combination with azenosertib in a Phase 1/2 dose escalation clinical trial in patients with R/R AML. The Phase 1 portion of this trial will escalate the doses of both drugs to identify the dose for the combination, which will be assessed in Phase 2 expansion cohort(s). This study is expected to enroll up to approximately 100 patients. This clinical trial is supported by preclinical models that showed that the combination of ZN-d5 with azenosertib yielded a significant enhancement of activity in several indications, including R/R AML, as compared to activity shown with either of these product candidates as a single agent. Preclinical models also showed that the combination of ZN-d5 with azenosertib was well tolerated in mice. We believe we are the only company to have both a WEE1 inhibitor and a BCL-2 inhibitor in clinical development.
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

Since inception, we have incurred significant operating losses. Our net losses were $237.1 million for the year ended December 31, 2022, and $63.3 million and $59.2 million for the three months ended March 31, 2023 and March 31, 2022, respectively. We had an accumulated deficit of $659.6 million as of March 31, 2023. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We had cash, cash equivalents and marketable securities of $392.5 million as of March 31, 2023. We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

Impact of COVID-19 Pandemic and Global Macroeconomic Environment
We continue to monitor how the COVID-19 pandemic is affecting our employees, business, preclinical studies and clinical trials. At this time, there is continuing uncertainty relating to the trajectory of the COVID-19 pandemic and impact of related responses. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence. See “Risk Factors—The COVID-19 pandemic has adversely impacted and we expect will continue to adversely impact our business, including our preclinical studies and clinical trials.” in Part II, Item 1A. of this Quarterly Report on Form 10-Q. Further, the global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. All of these factors could impact our liquidity and future funding requirements, including but not limited to, our ability to raise additional capital when needed on acceptable terms, if at all. The duration of this economic slowdown is uncertain and the impact on our business is difficult to predict. See “Risk Factors—Unfavorable U.S., global, political or economic conditions could adversely affect our business, financial condition or results of operations.” in Part II, Item 1A. of this Quarterly Report on Form 10-Q.
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

Zentera Therapeutics
In May 2020, each of our wholly owned subsidiaries Zeno Alpha, Inc., K-Group Alpha, Inc. and K-Group Beta, Inc. entered into a collaboration and license agreement with our joint venture, Zentera, which we refer to as the “Zentera Sublicenses”, pursuant to which we collaborate with Zentera on the development and commercialization of ZN-c5, ZN-d5 and azenosertib, respectively, whether alone or in a licensed product, which we collectively refer to as the "Collaboration Products", in each case for the treatment or prevention of disease, other than for pain, which is referred to as the "Zentera Field", in the People’s Republic of China, Macau, Hong Kong and Taiwan, which is referred to as the “Zentera Collaboration Territory”. As disclosed in August 2022, we have discontinued clinical development of ZN-c5. Under each Zentera Sublicense, Zentera will lead development, and upon regulatory approval, the commercialization, of the Collaboration Products in the Zentera Collaboration Territory. On May 19, 2020, Zentera issued an aggregate of 60.2% of its issued shares of common stock to Zeno Alpha, Inc., K-Group Alpha, Inc., K-Group Beta, Inc., Zeno Management, Inc. and Zeno Beta, Inc. In July 2021, Zentera entered into a Series B Preference Shares Purchase Agreement, pursuant to which it raised $75.0 million in gross proceeds. As of March 31, 2023, we hold a 40.3% equity interest in Zentera. Kevin D. Bunker, Ph.D., our Chief Scientific Officer, serves as a member of the Board of Directors of Zentera.

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
The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended March 31,
	2023	2022
Azenosertib	$12,903	$12,604
ZN-d5	5,374	5,043
ZN-c5[1]	1,280	3,045
ZN-e4[1]	92	389
Unallocated research and development expenses	28,935	25,031
Total research and development expenses	$48,584	$46,112
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

Results of Operations
Comparison of Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022
The following table summarizes our results of operations for the periods indicated, together with the changes in those items in dollars:

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022
	(in thousands)
Operating expenses
Research and development	$48,584	$46,112	$2,472
General and administrative	16,369	11,767	4,602
Total operating expenses	64,953	57,879	7,074
Loss from operations	(64,953)	(57,879)	(7,074)
Investment and other income, net	4,109	426	3,683
Net loss before income taxes	(60,844)	(57,453)	(3,391)
Income tax expense (benefit)	108	33	75
Loss on equity method investment	2,310	1,751	559
Net loss	(63,262)	(59,237)	(4,025)
Net loss attributable to noncontrolling interest	(43)	(160)	117
Net loss attributable to Zentalis	$(63,219)	$(59,077)	$(4,142)
Research and Development Expenses
Research and development, or R&D, expenses for the three months ended March 31, 2023 were $48.6 million, compared to $46.1 million for the three months ended March 31, 2022. The increase of $2.5 million was primarily due to a $3.2 million increase in overhead allocations driven by an operating lease impairment charge, and an increase of $1.9 million in personnel costs. These increases were partially offset by a $1.8 million decrease in clinical trial-related costs and $0.8 million in decreased collaboration costs.

General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2023 were $16.4 million, compared to $11.8 million during the three months ended March 31, 2022. This increase of $4.6 million was primarily attributable to a $5.0 million operating lease impairment charge and a $3.0 million increase in personnel costs, of which $2.7 million was non-cash stock-based compensation. These increases were partially offset by $3.1 million related to the allocation of overhead expenditures, and net reductions in outside services and supplies of $0.3 million.

Investment and Other Income, Net
Investment and other income, net was $4.1 million for the three months ended March 31, 2023, compared to $0.4 million for the three months ended March 31, 2022. The increase of $3.7 million was primarily driven by returns on an increase of invested cash and marketable securities.
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
As a result, we will need to raise substantial additional capital to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we plan to finance our operations through the sale of equity, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of the economic downturn and ongoing uncertainty related to the evolving COVID-19 pandemic, the conflict in Ukraine, ongoing global supply chain issues and increased inflation and interest rates. The COVID-19 pandemic and related global events have resulted in an economic downturn that could adversely affect our operations, our ability to conduct our clinical trials, our ability to raise additional funds through public offerings and the volatility of our stock price and trading in our stock. Even after the effects of the COVID-19 pandemic have subsided, we expect we will continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. If we are unable to secure adequate additional funding as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates or delay our pursuit of potential in-licenses or acquisitions.
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
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity securities. From inception through March 31, 2023, we raised a total of $975.9 million in gross proceeds from the sale of our common stock and Series A, B and C convertible preferred units. As of March 31, 2023, we had cash, cash equivalents, and marketable securities of $392.5 million, and an accumulated deficit of $659.6 million. We maintain the majority of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. We had no indebtedness as of March 31, 2023.

ATM Program
In May 2021, we entered into a sales agreement, or the Sales Agreement, with SVB Leerink LLC, or SVB Leerink, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $200.0 million in “at-the-market” offerings, or the ATM, under our Registration Statement on Form S-3 (File No. 333-255769) filed with the U.S. Securities and Exchange Commission, or the SEC, on May 4, 2021. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act of 1933, as amended, or the Securities Act, including sales made directly through The Nasdaq Global Market or any other existing trading market for our common stock. During the quarter ended March 31, 2023, we did not sell any shares of common stock under the Sales Agreement. As of March 31, 2023, there was $140.3 million of common stock remaining available for sale under the Sales Agreement.

Cash Flows
The following table summarizes our sources and uses of cash for the period presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(49,283)	$(50,196)
Net cash provided by investing activities	42,121	19,796
Net cash provided by financing activities	373	1,258
Net decrease in cash and cash equivalents	$(6,789)	$(29,142)
Operating Activities
We have incurred losses since inception. Net cash used in operating activities for the three months ended March 31, 2023 was $49.3 million, consisting primarily of our net loss of $63.3 million as we incurred expenses associated with research and development activities for our product candidates and incurred general and administrative expenses, and offset by non-cash adjustments of $18.0 million and changes in operating assets and liabilities of $4.0 million.
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2023 of $42.1 million was attributable to the proceeds from maturities of marketable securities of $106.0 million, offset by net investment of excess cash of $63.9 million.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2023 of $0.4 million was provided from the issuance of common stock under equity incentive plans.
Funding Requirements
Our operating expenses increased in 2022 and are expected to increase substantially in the future in connection with our ongoing activities.
Specifically, our expenses will increase as we:
•advance the clinical development of azenosertib and ZN-d5 for the treatment of oncology indications;
•pursue the preclinical and clinical development of other current and future research programs and product candidates and, if applicable, diagnostics tools for biomarkers associated with our product candidates and future product candidates;
•in-license or acquire the rights to other products, product candidates or technologies;
•maintain, expand and protect our intellectual property portfolio;
•hire additional personnel, including in research, manufacturing and regulatory and clinical development, as well as management personnel;

•seek regulatory approval for any product candidates and, if needed, diagnostic tools for biomarkers associated with such product candidates, that successfully complete clinical development; and
•expand our operational, financial and management systems and increase personnel, including personnel to support our operations as a public company.
We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drugs, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:
•the progress, costs and results of our clinical trials for our programs for azenosertib and ZN-d5;
•the progress, costs and results of additional research and preclinical studies in other research programs we initiate in the future and, if needed, of diagnostic tools for biomarkers associated with our product candidates and future product candidates;
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
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates from our disclosure reported in “Critical Accounting Estimates” in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred net losses in each reporting period since our inception, we have not generated any revenue from product sales to date, and we have financed our operations principally through private financings, our initial public offering, or IPO, and follow-on public offerings of our common stock. We have incurred net losses of $237.1 million for the year ended December 31, 2022, and $63.3 million and $59.2 million for the three months ended March 31, 2023 and March 31, 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $659.6 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential products.

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
Our business depends entirely on the successful discovery, development and commercialization of our product candidates. We currently generate no revenues from sales of any products. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any future collaborator’s ability, to achieve a number of objectives, including:
•successful and timely completion of preclinical and clinical development of our product candidates, including azenosertib and ZN-d5 and any other future product candidates, as well as the associated costs, including any unforeseen costs we have incurred and may continue to incur as a result of preclinical study or clinical trial delays due to public health emergencies, including the COVID-19 pandemic, U.S. and global economic issues, including rising inflation and interest rates, or the ongoing military conflict in Ukraine, among other causes;
•if applicable, the availability or successful development of diagnostic tools for biomarkers associated with our product candidates or any other future product candidates;
•establishing and maintaining relationships with CROs and clinical sites for the clinical development, both in the United States and internationally, of our product candidates, including azenosertib and ZN-d5, and any other future product candidates;
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we initiate and conduct clinical trials of, and seek marketing approval for, azenosertib, ZN-d5 and our other product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond our expectations if we are required by the FDA, the European Medicines Agency, or the EMA, or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. We may also incur costs related to collaborating with certain diagnostic companies for the development, manufacturing and supply of diagnostic tools for biomarkers associated with our product candidates and any future product candidates. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for any of our product candidates, including azenosertib and ZN-d5, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We have also incurred, and expect to continue to incur, additional costs associated with operating as a public company, particularly now that we are no longer an emerging growth company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations.
As of March 31, 2023, we had cash and cash equivalents and marketable securities of $392.5 million. Based on current business plans, we believe that our existing cash, cash equivalents and marketable securities as of March 31, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2025, but will not be sufficient to fund all of the activities that are necessary to complete the development of our product candidates. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.
We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Market volatility resulting from public health emergencies such as the COVID-19 pandemic, U.S. and global economic issues, global supply chain disruptions, international political instability, rising inflation and interest rates or other factors could also adversely impact our ability to access capital as and when needed. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts.

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
•if applicable, the availability or successful development of diagnostic tools for biomarkers associated with our product candidates or any other future product candidates;
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
•Collaborators may be unable to maintain compliance with applicable laws, regulations and guidance, including good practice quality guidelines and regulations, including good laboratory practice, or GLP, good clinical practice, or GCP, and current good manufacturing practice, or cGMP, or to secure approval for clinical development plans from the FDA or comparable ex-U.S. regulatory authorities.
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
•subjects experiencing severe or unexpected drug-related AEs;
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
If we are unable to successfully develop diagnostic tools for biomarkers that enable patient selection, or experience significant delays in doing so, we may not realize the full commercial potential of our product candidates.

A component of our strategy may include the use of diagnostic tools to guide patient selection of our product candidates. In some cases, a diagnostic tool may be commercially available, for example, on a tumor-profiling panel. If not already commercially available, we may be required to seek collaborations with diagnostic companies for the development of diagnostics for biomarkers associated with our product candidates. We may have difficulty in establishing or maintaining such development relationships, and we will face competition from other companies in establishing these collaborations.
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
If we, in collaboration with these parties, are unable to successfully develop diagnostic tools for our product candidates, or experience delays in doing so, the development of our product candidates may be adversely affected. The development of certain diagnostic tools, such as companion diagnostics, require a significant investment of working capital and may not result in any future income. This could require us to raise additional funds, which could dilute our current investors or impact our ability to continue our operations in the future.
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
From time to time, we may publicly disclose initial, preliminary or topline data from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the initial, topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Certain of these data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, initial, topline and preliminary data should be viewed with caution until the final data are available.
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
•if applicable, the availability of diagnostic tools for biomarkers associated with our product candidates or any other future product candidates;
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
Our business exposes us to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA or other regulatory authority investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs. FDA or other regulatory authority investigations could potentially lead to a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources and substantial monetary awards to trial participants or patients. We currently have product liability insurance that we believe is appropriate for our stage of development and may need to obtain higher levels prior to marketing any of our product candidates, if approved. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have an adverse effect on our business and financial condition. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, may apply to diagnostic tools, such as companion diagnostics, that we or our collaborators may develop.
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
In August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). For more information about the IRA and pricing regulations at the state level, see “Risks Related to Regulatory Approval and Other Legal Compliance Matters – We may face difficulties from changes to current regulations and future legislation.” below
.
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
Additionally, we or our collaborators may develop diagnostic tests, including companion diagnostic tests, for use with our product candidates. Companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical products, will apply to companion diagnostics. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize any product candidates that we develop.
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
We may in the future seek accelerated approval or another form of expedited development or review for our one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional confirmatory studies to verity and describe the drug’s clinical benefit. If such confirmatory studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug on an expedited basis. In addition, in December 2022, the President signed an omnibus appropriations bill to fund the U.S. government through fiscal year 2023. Included in the omnibus bill is the Food and Drug Omnibus Reform Act of 2022, which among other things, introduced reforms intended to expand the FDA’s ability to regulate products receiving accelerated approval, including by increasing the FDA’s oversight over the conduct of confirmatory trials; however, the ultimate impact of these reforms remains unclear.
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
In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties, but we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. Certain states have also adopted comparable privacy and security laws and regulations governing the privacy, processing and protection of personal information. For example, the State of California enacted the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with, data breach litigation. Further, the California Privacy Rights Act, or CPRA, generally went into effect on January 1, 2023, and significantly amends the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Connecticut, Iowa, Utah and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
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
Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business
The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, our business, including our preclinical studies and clinical trials.
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
The effects of the COVID-19 pandemic continue to evolve. The extent to which the pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.
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
Despite the implementation of security measures, our information systems and those of our current and any future CROs, CMOs and other contractors, consultants, collaborators and third-party service providers, are vulnerable to attack, damage and interruption from computer viruses and malware (e.g., ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failure, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Attacks upon information technology systems are also increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic and continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
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
Unfavorable U.S., global, political or economic conditions could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the U.S. and global economy and in the U.S. and global financial markets. For example, the recent global economic downturn has caused rising inflation and interest rates and has led to extreme volatility and disruptions in the capital and credit markets. A worsening or prolonged economic downturn or recession could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, and cause the prices of our supplies to increase or cause our customers to delay making payments for our services. In addition, the current military conflict between Russia and Ukraine could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions have and may in the future be initiated by nations including the U.S., the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies and their uses, our and our licensors’ ability to operate without infringing the proprietary rights of others, and our and our licensors' ability to successfully defend our patents, including those that we have in-licensed, against third-party challenges. If we or our licensors are unable to protect our intellectual property rights or if our intellectual property rights are inadequate for our technology or our product candidates, our competitive position could be harmed. We and our licensors generally seek to protect our proprietary position by filing patent applications in the United States and outside of the United States related to our product candidates, proprietary technologies and their uses that are important to our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents, if issued, will be infringed or will not be designed around by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our and our licensors’ proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our or our licensors’ rights or permit us or our licensors to gain or keep any competitive advantage. These uncertainties and/or limitations in our and our licensors’ ability to properly protect the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operations.
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
The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or our licensors or any of our potential future collaborators will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:
•the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process, the noncompliance with which can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdictions;
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
•there may be significant pressure on the U.S. and ex-U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and
•countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing ex-U.S. competitors a better opportunity to create, develop and market competing products.
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
We are a party to license agreements under which we are granted rights to intellectual property that are important to our business and we may enter into additional license agreements in the future. For example, our wholly owned subsidiary, ZMI, is party to a license agreement with Recurium IP under which we have an exclusive license to certain intellectual property rights, including certain intellectual property covering azenosertib, ZN-d5, and our BCL-xL product candidate.
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
Our commercial success depends in part on avoiding infringement of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Other entities may have or obtain patents or proprietary rights that could limit, interfere or block our ability to make, use, sell, offer for sale or import our product candidates and products that may be approved in the future, or impair our competitive position. There is a substantial amount of litigation and administrative proceedings, both within and outside the United States, involving patent and other intellectual property rights in the biopharmaceutical industry, including patent invalidity and infringement lawsuits, oppositions, reexaminations, IPR proceedings and PGR proceedings before the USPTO, ex-U.S. patent offices and/or in a court of law. Numerous third-party U.S. and ex-U.S. issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates.
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
Competitors may infringe our intellectual property rights or those of our licensors. To prevent infringement or unauthorized use, we and/or our licensors may be required to file infringement claims, which can be expensive and time-consuming. Further, our licensors may need to file infringement claims, but they may elect not file such claims. In addition, in a patent infringement proceeding, a court may decide that a patent we own or license is not valid, is unenforceable and/or is not infringed. If we or any of our licensors or potential future collaborators were to initiate legal proceedings against a third party to enforce a patent directed at one of our product candidates, the defendant could assert that our patent is invalid, not infringed and/or unenforceable in whole or in part. In patent litigation, defendant allegations of invalidity and/or unenforceability of asserted patents are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including patent-ineligible subject matter, lack of utility, lack of novelty, obviousness or lack of written description, obviousness or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent intentionally withheld material information from the USPTO or an ex-U.S. patent office made a misleading statement during prosecution.
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
Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and

Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA-approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it for an FDA-approved indication or a method for manufacturing it may be extended. Patent term extension may also be available in certain ex-U.S. countries upon regulatory approval of our product candidates. However, we or our licensors may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we or our licensors are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.
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
If we are unable to protect our trade secrets, our business and competitive position would be harmed.
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
Moreover, third parties may still obtain this information or may come upon this or similar information independently, and we would have no right to prevent them from using that technology or information to compete with us. If any of these events occurs or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced and our competitive position would be harmed. If we or our licensors do not apply for patent protection prior to public disclosure or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.
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
Manufacturing drugs, especially in large quantities, is complex and may require the use of innovative technologies. Each lot of an approved drug product must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing drugs requires facilities specifically designed for and validated for this purpose, and sophisticated quality assurance and quality control procedures are necessary. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, stock recovery, product recalls or spoilage. Any stock recovery of the manufacturing lots or similar action regarding our product candidates used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. The use of biologically derived ingredients can also lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization as a result of these challenges, or otherwise, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.
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
In addition, the trading prices for common stock of other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic and U.S. and global economic conditions. The extent to which these events may impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.
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
As of March 31, 2023, our executive officers and directors, combined with our stockholders who owned more than 5% of our common stock, together with their respective affiliates, owned a significant percentage of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as matters related to our management and affairs. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On and effective May 8, 2023, the Company’s Board of Directors, or the Board, increased its size from six to seven directors and appointed Diana Hausman, M.D., as a Class I director. Dr. Hausman's initial term is scheduled to expire at the Company's 2024 Annual Meeting of Stockholders, subject to the election and qualification of her successor and her earlier death, resignation or removal. Dr. Hausman has also been appointed to serve on the Compensation Committee of the Board, or the Compensation Committee, and the Nominating and Corporate Governance Committee of the Board, or the Nominating Committee.
Dr. Hausman is entitled to receive compensation for her service as a director in accordance with the Company's Non-Employee Director Compensation Program applicable to all non-employee directors, or the Director Compensation Program, which provides for an annual retainer of $45,000 for her Board service, and additional annual retainers of $7,500 for her service as a member of the Compensation Committee and $5,000 for her service as a member of the Nominating Committee.
In accordance with the Director Compensation Program, as a new non-employee director, Dr. Hausman was granted restricted stock units, or RSUs, covering 39,732 shares of the Company's common stock on May 8, 2023, which number of shares was determined by dividing (i) $800,000, by (ii) the average closing price per share of the Company's common stock for the thirty (30) calendar days preceding the date of grant. The initial RSU grant vests over three years with one-third of the underlying shares vesting on each of the first, second and third anniversaries of the date of grant.
Also in accordance with the Director Compensation Program, after Dr. Hausman has served on the Board for at least six months, Dr. Hausman is entitled to receive an annual equity grant on the date of the Company’s annual meeting of stockholders of RSUs covering that number of shares of the Company's common stock as is determined by dividing (i) $425,000, by (ii) the average closing price per share of the Company's common stock for the thirty (30) calendar days preceding the grant date. Annual RSU awards granted to non-employee directors vest in full on the first to occur of (i) the first anniversary of the applicable grant date, and (ii) the next occurring annual meeting of the Company's stockholders.

Pursuant to the Director Compensation Program, the initial and annual equity awards granted to Dr. Hausman under the Director Compensation Program vest in full upon a change in control and, in each case, are subject to Dr. Hausman's continued service through the applicable vesting date.
Dr. Hausman has also entered into the Company's standard indemnification agreement for directors and officers.
The foregoing information is included for the purpose of providing the disclosures required under “Item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.
Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

2.1	Plan of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.1	05/15/2020
2.2	Certificate of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.2	05/15/2020
3.1	Certificate of Incorporation of Zentalis Pharmaceuticals, Inc.	S-8	333-237593	4.1	04/07/2020
3.2	Bylaws of Zentalis Pharmaceuticals, Inc.	8-K	001-39263	3.1	03/19/2021
10.1#	Form of Indemnification Agreement for Directors and Officers					*
10.2†	Sublease, effective March 6, 2023, between Zentalis Pharmaceuticals, Inc. and L.M. Cohen & Co. LLP Certified Public Accountants, as amended on April 10, 2023					*
10.3#	Employment Agreement, dated February 8, 2023, between Zeno Management, Inc. and Iris Roth.	8-K	001-39263	10.1	02/13/2023
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data file (formatted as inline XBRL and contained in Exhibit 101)					*

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

Zentalis Pharmaceuticals, Inc.

Date: May 10, 2023	By:	/s/ Kimberly Blackwell, M.D.
Kimberly Blackwell, M.D.
Chief Executive Officer
(principal executive officer)
Date: May 10, 2023	By:	/s/ Melissa B. Epperly
Melissa B. Epperly
Chief Financial Officer
(principal financial and accounting officer)