Form 10-Q
period 2023-06-30
Zentalis Pharmaceuticals, Inc.
filed 2023-08-09
CIK 1725160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 7, 2023, the registrant had 70,609,407 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “design,” “aim,” “support” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

•our competitive position and our industry;
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
•the global macroeconomic environment and increased inflation and interest rates;
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
•our plans relating to our biomarker enrichment strategies targeting tumors of high genomic instability, such as Cyclin E1 positive tumors and homologous recombination deficient tumors;
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
•the size of the market opportunity for our product candidates;
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
•the need to hire additional personnel and our ability to attract and retain personnel, and our ability to provide competitive compensation and benefits; and
•the impact of COVID-19 on our business.
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
•Business interruptions could adversely affect our operations.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts and par value)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$266,558	$43,069
Marketable securities, available-for-sale	286,428	394,302
Prepaid expenses and other current assets	10,943	14,562
Total current assets	563,929	451,933
Property and equipment, net	6,650	7,705
Operating lease right-of-use assets	36,584	42,373
Prepaid expenses and other assets	7,918	9,723
Goodwill	3,736	3,736
Investment in Zentera Therapeutics	—	21,213
Restricted cash	2,627	2,627
Total assets	$621,444	$539,310
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,305	$11,247
Accrued expenses	39,454	45,400
Total current liabilities	51,759	56,647
Deferred tax liability	—	853
Long-term lease liability	44,027	45,166
Other long-term liabilities	2,376	2,620
Total liabilities	98,162	105,286
Commitments and contingencies
EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 70,603,663 and 59,280,247 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	70	59
Additional paid-in capital	1,295,520	1,031,462
Accumulated other comprehensive loss	(338)	(1,353)
Accumulated deficit	(772,111)	(596,365)
Total stockholders’ equity	523,141	433,803
Noncontrolling interests	141	221
Total equity	523,282	434,024
Total liabilities and stockholders’ equity	$621,444	$539,310

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Expenses
Research and development	$42,684	$43,825	$91,268	$89,937
Zentera in-process research and development	45,568	—	45,568	—
General and administrative	15,664	19,636	32,033	31,403
Total operating expenses	103,916	63,461	168,869	121,340
Operating loss	(103,916)	(63,461)	(168,869)	(121,340)
Other Income (Expense)
Investment and other income, net	4,451	424	8,560	850
Net loss before income taxes	(99,465)	(63,037)	(160,309)	(120,490)
Income tax (benefit) expense	(605)	17	(497)	50
Loss on equity method investment	13,704	5,338	16,014	7,089
Net loss	(112,564)	(68,392)	(175,826)	(127,629)
Net loss attributable to noncontrolling interests	(37)	(35)	(80)	(195)
Net loss attributable to Zentalis	$(112,527)	$(68,357)	$(175,746)	$(127,434)
Net loss per common share outstanding, basic and diluted	$(1.85)	$(1.34)	$(2.93)	$(2.64)
Common shares used in computing net loss per share, basic and diluted	60,790	51,117	60,038	48,197

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(112,564)	$(68,392)	$(175,826)	$(127,629)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	218	(670)	1,015	(1,654)
Total comprehensive loss	(112,346)	(69,062)	(174,811)	(129,283)
Comprehensive loss attributable to noncontrolling interests	(37)	(35)	(80)	(195)
Comprehensive loss attributable to Zentalis	$(112,309)	$(69,027)	$(174,731)	$(129,088)

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Operating Activities:
Consolidated net loss	$(175,826)	$(127,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	704	692
Operating lease right-of-use asset and fixed asset impairment	4,953	—
Noncash consideration portion of Zentera in-process research and development	15,045	—
Loss on equity method investment	16,014	7,089
Share-based compensation	27,075	26,911
(Loss)/gain on disposal of equipment	(4)	57
(Accretion of discounts)/amortization of premiums on marketable securities, net	(6,483)	17
Deferred income taxes	(853)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,922)	(6,663)
Accounts payable and accrued liabilities	(5,805)	4,025
Operating lease right-of-use assets and liabilities, net	544	2,278
Net cash used in operating activities	(128,558)	(93,223)
Investing Activities:
Purchases of marketable securities	(189,085)	(277,576)
Proceeds from maturities of marketable securities	304,457	156,000
Purchases of property and equipment	(319)	(728)
Net cash provided by (used in) investing activities	115,053	(122,304)
Financing Activities:
Proceeds from issuance of common stock, net	235,680	209,297
Proceeds from issuance of common stock under equity incentive plans	1,314	1,416
Net cash provided by financing activities	236,994	210,713
Net increase (decrease) in cash, cash equivalents and restricted cash	223,489	(4,814)
Cash, cash equivalents and restricted cash at beginning of period	45,696	62,584
Cash, cash equivalents and restricted cash at end of period	$269,185	$57,770
Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$—	$91

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows for the periods presented:

	June 30,
	2023	2022
Cash and cash equivalents	$266,558	$55,143
Restricted cash	2,627	2,627
Total cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statement of Cash Flows	$269,185	$57,770
See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)

	Three Months Ended June 30, 2023

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at March 31, 2023	59,442	$59	$1,045,568	$(556)	$(659,584)	$178	$385,665
Share-based compensation expense	—	—	13,342	—	—	—	13,342
Other comprehensive loss	—	—	—	218	—	—	218
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions and offering costs	11,033	11	235,669	—	—	—	235,680
Issuance of common stock in connection with restricted stock unit vesting	79	—	—	—	—	—	—
Issuance of common stock upon exercise of options, net	51	—	941	—	—	—	941
Cancellation of restricted stock awards	(1)	—	—	—	—	—	—
Net loss attributable to non-controlling interest	—	—	—	—	—	(37)	(37)
Net loss attributable to Zentalis	—	—	—	—	(112,527)	—	(112,527)
Balance at June 30, 2023	70,604	$70	$1,295,520	$(338)	$(772,111)	$141	$523,282

	Six Months Ended June 30, 2023

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2022	59,280	$59	1,031,462	$(1,353)	$(596,365)	$221	$434,024
Share-based compensation expense	—	—	27,075	—	—	—	27,075
Other comprehensive loss	—	—	—	1,015	—	—	1,015
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions and offering costs	11,033	11	235,669	—	—	—	235,680
Issuance of common stock in connection with restricted stock unit vesting	218	—	—	—	—	—	—
Issuance of common stock upon exercise of options, net	51	—	941	—	—	—	941
Shares issued under employee stock purchase plan	25	—	373	—	—	—	373
Cancellation of restricted stock awards	(3)	—	—	—	—	—	—
Net loss attributable to non-controlling interest	—	—	—	—	—	(80)	(80)
Net loss attributable to Zentalis	—	—	—	—	(175,746)	—	(175,746)
Balance at June 30, 2023	70,604	$70	1,295,520	$(338)	$(772,111)	$141	$523,282

	Three Months Ended June 30, 2022

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at March 31, 2022	45,584	$46	$734,997	$(1,109)	$(418,636)	$368	$315,666
Share-based compensation expense	—	—	16,764	—	—	—	16,764
Other comprehensive loss	—	—	—	(670)	—	—	(670)
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions and offering costs	11,284	11	209,286	—	—	—	209,297
Issuance of common stock in connection with restricted stock unit vesting	104	—	—	—	—	—	—
Issuance of common stock upon exercise of options, net	9	—	158	—	—	—	158
Cancellation of restricted stock awards	(14)	—	—	—	—	—	—
Net loss attributable to non-controlling interest	—	—	—	—	—	(35)	(35)
Net loss attributable to Zentalis	—	—	—	—	(68,357)	—	(68,357)
Balance at June 30, 2022	56,967	$57	$961,205	$(1,779)	$(486,993)	$333	$472,823

	Six Months Ended June 30, 2022

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2021	45,491	45	723,593	(125)	(359,559)	528	364,482
Share-based compensation expense	—	—	26,911	—	—	—	26,911
Other comprehensive loss	—	—	—	(1,654)	—	—	(1,654)
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions and offering costs	11,284	11	209,286	—	—	—	209,297
Issuance of common stock in connection with restricted stock unit vesting	149	1	—	—	—	—	1
Issuance of common stock upon exercise of options, net	42	—	803	—	—	—	803
Shares issued under employee stock purchase plan	16	—	612	—	—	—	612
Cancellation of restricted stock awards	(15)	—	—	—	—	—	—
Net loss attributable to non-controlling interest	—	—	—	—	—	(195)	(195)
Net loss attributable to Zentalis	—	—	—	—	(127,434)	—	(127,434)
Balance at June 30, 2022	56,967	57	961,205	(1,779)	(486,993)	333	472,823

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Business
Organization
Zentalis Pharmaceuticals, Inc. (“Zentalis,” “We” or the “Company”) is a clinical-stage biopharmaceutical company discovering and developing small molecule therapeutics targeting fundamental biological pathways of cancers. Utilizing its Integrated Discovery Engine, the Company is developing a focused pipeline of potentially best-in-class oncology candidates, which include azenosertib (ZN-c3), a WEE1 inhibitor for advanced solid tumors, ZN-d5, a BCL-2 inhibitor for hematologic malignancies and related disorders, and a heterobifunctional degrader of BCL-xL for solid and hematological malignancies. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. All of the Company’s tangible assets are held in the United States.
Liquidity
Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The Company determined that there are no conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that the interim unaudited condensed consolidated financial statements for the quarter ended June 30, 2023 are issued.
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
The accompanying interim unaudited condensed consolidated financial statements include our wholly-owned subsidiaries and a variable interest entity (“VIE”), for which we are the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.
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
Significant Accounting Policies
During the six months ended June 30, 2023, we adopted the following significant accounting policies not previously reported in the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Acquisitions and Contingent Consideration
The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business.
If determined to be a business combination, the Company accounts for the transaction under the acquisition method of accounting as indicated in ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquired entity and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, and non-controlling interest in the acquired entity based on the fair value estimates as of the date of acquisition. In accordance with Accounting Standards Codification (ASC) 805, Business Combinations, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.
The consideration for the Company’s business acquisitions may include future payments that are contingent upon the occurrence of a particular event or events. The obligations for such contingent consideration payments are recorded at fair value on the acquisition date. The contingent consideration obligations are then evaluated each reporting period. Changes in the fair value of contingent consideration, other than changes due to payments, are recognized as a gain or loss and recorded within change in the fair value of deferred and contingent consideration liabilities in the consolidated statements of comprehensive loss. Contingent consideration liabilities expected to be settled within 12 months after the balance sheet date are presented in current liabilities. Contingent consideration liabilities expected to be settled 12 months after the balance sheet date are presented in long-term liabilities.
If determined to be an asset acquisition, the Company accounts for the transaction under ASC 805-50, which requires the acquiring entity to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, which includes transaction costs in addition to consideration given. No gain or loss is recognized as of the date of acquisition unless the fair value of non-cash assets given as consideration differs from the assets’ carrying amounts on the acquiring entity’s books. Consideration transferred that is non-cash will be measured based on either the cost (which shall be measured based on the fair value of the consideration given) or the fair value of the assets acquired and liabilities assumed, whichever is more reliably measurable. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values. If the in-licensed agreement for in-process research and development (“IPR&D”) does not meet the definition of a business and the assets have not reached technological feasibility and therefore have no alternative future use, the Company expenses payments made under such license agreements as acquired IPR&D expense in its consolidated statement of comprehensive loss. Contingent consideration payments in asset acquisitions are recognized when the contingency is resolved and the consideration is paid or becomes payable (unless the contingent consideration meets the definition of a derivative, in which case the amount becomes part of the basis in the asset acquired). Upon recognition of the contingent consideration payment, the amount is included in the cost of the acquired asset or group of assets.

3. Significant Transactions
Zentera Therapeutics
On June 15, 2023, we announced that we and certain of our wholly owned subsidiaries had entered into an agreement to terminate our Collaboration and License Agreements (the “Termination Agreement”) with Zentera Therapeutics, a Shanghai-based clinical-stage biopharmaceutical company focused on developing cancer therapeutics (“Zentera”), pursuant to which such wholly owned subsidiaries had granted to Zentera certain development and commercialization rights to our product candidates, azenosertib, ZN-d5 and ZN-c5 (the “Zentera Collaboration Products”) in the People’s Republic of China, Macau, Hong Kong and Taiwan (collectively, “Greater China”). As a result of the termination of these agreements, we have regained the rights from Zentera for azenosertib, ZN-d5 and ZN-c5 in Greater China, and now hold worldwide development and commercialization rights to these assets. Concurrent with the agreement to terminate the Collaboration and License Agreements, we executed a share purchase agreement (the “Share Purchase Agreement”) with Zentera to return our 40.3% equity stake in Zentera for de minimis consideration.
We assessed the Termination Agreement and Share Purchase Agreement together and determined that the transaction to reacquire the licensed intellectual property without an acquired workforce, inputs or any substantive processes capable of contributing to the ability to produce outputs, represents asset acquisitions for accounting purposes.
The total consideration transferred of $45.6 million was comprised of the following components: Fixed consideration of $30 million, representing an up-front payment. Fixed consideration of forgiveness of $9.4 million of outstanding receivables under the Collaboration and License Agreements. Fixed consideration of the return of our 40.3% equity stake in Zentera for de minimis cash consideration. Using the adjusted balance sheet method under the cost approach, the difference between the carrying value of the equity method investment at the time of the transaction and the fair value of the equity method investment after the return of the intellectual property was $13.7 million, which was recognized as a loss on the equity method investment line item in the statement of operations during the second quarter of 2023. Variable consideration of a change in control milestone payment as contingent consideration can be either zero or $15.0 million. The value of the contingent consideration of approximately $0.5 million was calculated using estimates of future discounted cash flows, and other significant estimates including estimates for probability of milestone achievement and discount rates. The value of the contingent consideration for this milestone will be remeasured at fair value at each reporting period with gains and losses reported in the statement of operations. We also incurred $0.5 million of acquisition-related costs that were included in the total consideration for the acquired assets. Additional consideration to be paid to Zentera includes a low single digit royalty on net sales of azenosertib, ZN-d5 and ZN-c5 in the Greater China region. These additional payments are payable only after regulatory approval and commercials sales in the Greater China region and are excluded from the transaction price.
The fair value of in-process research and development assets acquired was based on the market approach, which includes significant estimates. These estimates included calibration adjustments for comparable companies, cost estimates, control and marketability discounts, as well as estimates for the probability of success and applicable discount rates. The excess of the fair value of the consideration given in exchange for the Zentera in-process research and development received was accounted for as a contract termination cost. The Company determined to recognize the full amount of $45.6 million in the condensed consolidated statement of operations and comprehensive loss during the three months ended June 30, 2023.
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
Pursuant with authoritative guidance, we have recorded the identifiable assets, liabilities and noncontrolling interests in the VIE at their fair value upon initial consolidation. The identified goodwill is comprised of the workforce and expected synergies from combining the entities. Total assets and liabilities of Kalyra as of June 30, 2023 and December 31, 2022 are immaterial. The liabilities recognized as a result of consolidating Kalyra do not represent additional claims on our general assets. Pursuant to the authoritative guidance, the equity interest in Kalyra not owned by Zentalis is reported as a noncontrolling interest on our condensed consolidated balance sheets.
The following is a reconciliation of equity (net assets) attributable to the noncontrolling interest (in thousands):

	June 30,	December 31,
	2023	2022
Noncontrolling interest at beginning of period	$221	$528
Net loss attributable to noncontrolling interest	(80)	(307)
Noncontrolling interest at end of period	$141	$221
5. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$171,816	$12	$(200)	$171,628
Corporate Debt Securities	—	—	—	—
US Government Agencies	85,248	28	(112)	85,164
US Treasury	29,702	—	(66)	29,636
	$286,766	$40	$(378)	$286,428

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$296,309	$71	$(587)	$295,793
Corporate Debt securities	7,472	—	(26)	7,446
US Government Agencies	23,970	—	(182)	23,788
US Treasury securities	67,904	—	(629)	67,275
	$395,655	$71	$(1,424)	$394,302

As of June 30, 2023, forty-two of our available-for-sale debt securities with a fair market value of $193.7 million were in a gross unrealized loss position of $0.4 million. Of those, thirty-eight have been in a gross unrealized loss position of $0.4 million for less than one year and four have been in a gross unrealized loss position of $25.9 thousand for more than one year. When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of June 30, 2023, because we do not intend to sell these securities, and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	June 30, 2023	December 31, 2022
	Estimated Fair Value
Due within one year	$264,470	$394,302
After one but within five years	21,958	—
	$286,428	$394,302

The Company had $0.5 million in contingent consideration liabilities as of June 30, 2023 related to the agreement to terminate its Collaboration and License Agreements with Zentera. The contingent consideration balance is limited to one potential milestone payment measured at fair value (See Note 3 - Significant Transactions for additional information). The fair value of the contingent consideration is estimated based on the monetary value of the milestone discounted for the probability of achieving the milestone and a present value factor based on the timing of when the milestone is expected to be achieved. The value for the contingent consideration balance is based on significant inputs not observable in the market which represents Level 3 measurement within the fair value hierarchy. This liability did not exist as of December 31, 2022.

The following table summarizes the financial assets and liabilities that are measured on a recurring basis at fair value as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets:
Cash equivalents:
Money market funds	$261,994	$—	$—	$261,994
Commercial paper	—	—	—	—
Total cash equivalents:	261,994	—	—	261,994

Available-for-sale marketable securities:
Commercial paper	—	171,628	—	171,628
Corporate Debt Securities	—	—	—	—
US Government Agencies	—	85,164	—	85,164
US Treasury securities	29,636	—	—	29,636
Total available-for-sale marketable securities:	29,636	256,792	—	286,428

Total assets measured at fair value	$291,630	$256,792	$—	$548,422
Financial Liabilities:
Contingent consideration	$—	$—	$500	$500
Total financial liabilities	$—	$—	$500	$500

	December 31, 2022
	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets:
Cash equivalents:
Money market funds	$26,811	$—	$—	$26,811
Commercial paper	1,998	—	—	1,998
Total cash equivalents:	28,809	—	—	28,809

Available-for-sale marketable securities:
Commercial paper	—	295,793	—	295,793
Corporate Debt Securities	—	7,446	—	7,446
US Government Agencies	—	23,788	—	23,788
US Treasury securities	67,275	—	—	67,275
Total available-for-sale marketable securities:	67,275	327,027	—	394,302

Total assets measured at fair value	$96,084	$327,027	$—	$423,111
Financial Liabilities:
Contingent consideration	$—	$—	$—	$—
Total financial liabilities	$—	$—	$—	$—
The following significant unobservable inputs were used in the valuation of the contingent consideration payable to Zentera pursuant to the Termination Agreement at June 30, 2023.

Contingent Consideration Liability	Fair Value as of June 30, 2023	Valuation Technique	Unobservable Input	Range
	(in thousands)
Milestone payment	$500	Discounted cash flow	Likelihood of occurrence	1.0% - 2.4%
			Discount rate	40%
			Expected term	Perpetuity
The following table reflects the activity for the Company’s contingent consideration, measured at fair value using Level 3 inputs (in thousands):

Contingent consideration at December 31, 2022	$—
Issuance of contingent consideration to Zentera	500
Changes in the fair value of contingent consideration	—
Contingent consideration at June 30, 2023	$500

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2023. We had one instrument that was classified within Level 3 as of June 30, 2023. No instruments were classified as Level 3 as of December 31, 2022. As of June 30, 2023 and December 31, 2022, no material fair value adjustments were required for non-financial assets and liabilities.
6. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid insurance	$1,322	$1,018
Prepaid software licenses and maintenance	574	958
Foreign R&D credit refund	911	659
Prepaid research and development expenses	13,872	15,002
Interest receivable	878	508
Sublease assets	932	—
Zentera receivable	—	5,874
Other prepaid expenses	372	266
Total prepaid expenses and other assets	18,861	24,285
Less long-term portion	7,918	9,723
Total prepaid expenses and other assets, current	$10,943	$14,562
7. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Lab equipment	$2,754	$2,622
Leasehold improvements	4,432	4,891
Office equipment and furniture	1,854	2,065
Computer equipment	150	150
Construction in progress	224	37
Subtotal	9,414	9,765
Accumulated depreciation and amortization	(2,764)	(2,060)
Property and equipment, net	$6,650	$7,705
Depreciation and amortization expense for the three months ended June 30, 2023 and 2022 was approximately $344 thousand and $348 thousand, respectively. Depreciation and amortization expense for the six months ended June 30, 2023 and 2022 was $704 thousand and $692 thousand, respectively.

8. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued research and development expenses	$28,783	$32,310
Accrued employee expenses	7,992	11,246
Accrued legal expenses	602	1,256
Accrued general and administrative expenses	996	662
Lease liability	2,335	2,162
Contingent consideration	500	—
Taxes payable	622	384
Total accrued expenses	41,830	48,020
Less long-term portion	2,376	2,620
Total accrued expenses	$39,454	$45,400

9. Stockholders’ Equity
Follow-on Offering of Common Stock
On June 15, 2023, we completed a follow-on offering in which we issued and sold 11,032,656 shares of common stock at a public offering price of $22.66 per share. The total gross proceeds for the offering were approximately $250.0 million, before deducting offering expenses of $14.3 million payable by us.
Share-based Compensation
Effective April 2020, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2020 Incentive Award Plan (the “2020 Plan”), as amended in January 2021, which allows for grants to selected employees, consultants and non-employee members of the Board of Directors. We currently grant stock options and restricted stock units (“RSUs”), under the 2020 Plan. Awards may be made under the 2020 Plan covering up to the sum of (1) 5,600,000 shares of common stock; plus (2) any shares forfeited from the unvested restricted shares of our common stock issued upon conversion of unvested Class B common units (up to 1,250,000 shares); plus (3) an annual increase on the first day of each fiscal year beginning with the fiscal year ending December 31, 2021 and continuing to, and including, the fiscal year ending December 31, 2030, equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by our Board of Directors.

At June 30, 2023, 10,223,133 shares were subject to outstanding awards under the 2020 Plan and 973,778 shares were available for future grants of share-based awards under the 2020 Plan.
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
At June 30, 2023, 1,360,975 shares were subject to outstanding awards under the 2022 Inducement Plan and 139,025 shares were available for future grants of share-based awards under the 2022 Inducement Plan.
Total share-based compensation expense related to share based awards was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expense	$5,985	$5,155	$11,858	$10,197
General and administrative expense	7,357	11,609	15,217	16,714
Total share-based compensation expense	$13,342	$16,764	$27,075	$26,911
Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock Options	$10,205	$12,524	$20,814	$20,302
Employee Stock Purchase Plan	111	110	216	212
RSAs and RSUs	3,026	4,130	6,045	6,397
	$13,342	$16,764	$27,075	$26,911

Stock Options and Restricted Stock Units
The exercise price of stock options granted is equal to the closing price of the Company’s common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company estimates expected volatility based on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company uses the “simplified method” for estimating the expected term of employee options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years). The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not issued any dividends and does not expect to issue dividends over the life of the options. As a result, the Company has estimated the dividend yield to be zero. The fair value of the stock options granted during the six months ended June 30, 2023 and June 30, 2022 was determined with the following assumptions:

	June 30, 2023	June 30, 2022
Expected volatility	77.5% - 80.8%	73.6% - 80.5%
Average expected term (in years)	5.5 - 6.1	6.0 - 6.5
Risk-free interest rate	3.4% - 4.2%	1.5% - 3.2%
Expected dividend yield	—%	—%
Employee Stock Purchase Plan
Effective April 2020, the Company’s Board of Directors adopted, and the Company’s stockholders approved the Zentalis Pharmaceuticals, Inc. 2020 Employee Stock Purchase Plan (the “ESPP”), which was subsequently amended and restated effective March 15, 2021. The maximum aggregate number of shares of the Company’s common stock available for issuance under the ESPP at June 30, 2023 was 1,929,891. Under the terms of the ESPP, the Company’s employees may elect to have up to 20% of their compensation, up to a maximum value of $25,000 per calendar year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lower of the fair market value per share (at closing) of the Company’s common stock on (i) the first trading day of a six-month offering period, or (ii) the applicable purchase date, defined as the last trading day of the six-month offering period. The weighted average assumptions used to estimate the fair value of stock purchase rights under the ESPP during the period ended are as follows:

Ended June 30, 2023
ESPP
Volatility	94.2%
Expected term (years)	0.5
Risk free rate	4.9%
Expected dividend yield	—
Compensation Expense Summary
Total unrecognized estimated compensation cost by type of award and the weighted average requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	June 30, 2023
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$113,266	3.02
RSAs	101	0.28
RSUs	31,227	2.88
ESPP	$110	0.25

During the six months ended June 30, 2023, we issued 51.5 thousand shares of common stock in connection with the exercises of stock options. For the six months ended June 30, 2023, 73.5 thousand shares of common stock issued in conjunction with certain restricted stock awards (“RSAs”), vested. Outstanding stock options, unvested RSAs, and unvested RSUs totaling approximately 10.1 million shares, 47.7 thousand shares and 1.5 million shares of our common stock, respectively, were outstanding as of June 30, 2023.

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

Leases
Our commitments include payments related to operating leases. Approximate annual future minimum operating lease payments as of June 30, 2023 are as follows (in thousands):

Year	Operating Leases
2023 (remaining)	$3,257
2024	6,486
2025	6,799
2026	7,278
2027	7,451
Thereafter	38,778
Total minimum lease payments:	70,049
Less: imputed interest	(23,687)
Total operating lease liabilities	46,362
Less: current portion	(2,335)
Lease liability, net of current portion	$44,027
The weighted-average remaining lease term of our operating leases is approximately 9.3 years.
On March 6, 2023, we entered into a sublease agreement pursuant to which we sublet the office space located at 1359 Broadway, Suites 1710 and 1800 in New York, New York to a subtenant. As a result of certain triggering events, we performed an interim impairment test by comparing the carrying value of the long-lived asset group to its estimated fair value, which was determined based on the income approach using a discounted cash flow model. Estimates and assumptions used in the model included projected cash flows and a discount rate. As a result, we recorded an impairment expense of $5.0 million within our operating expenses against our operating lease right-of-use asset and fixed assets associated with our New York lease during the six months ended June 30, 2023. For the six months ended June 30, 2023, we recorded lease income of $0.2 million relating to this sublease.

11. Net Loss Per Common Share
Basic and diluted net loss per common share were calculated as follows (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to Zentalis	$(112,527)	$(68,357)	$(175,746)	$(127,434)
Denominator:
Weighted average number of common shares outstanding, basic and diluted	60,790	51,117	60,038	48,197
Net loss per common share	$(1.85)	$(1.34)	$(2.93)	$(2.64)
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

	June 30,
	2023	2022
Outstanding stock options	10,085	7,828
Unvested RSAs	42	222
Unvested RSUs	1,499	472
	11,626	8,522
12. Related Party Disclosures
Tempus
Kimberly Blackwell, M.D., our Chief Executive Officer and a member of our Board of Directors, was previously employed by Tempus Labs, Inc. ("Tempus") and served as an advisor of Tempus until June 2023. The Company entered into a Master Services Agreement with Tempus in December 2020 to provide data licensing and research services. There were $0.5 million and immaterial fees incurred for services performed by Tempus for the six months ended June 30, 2023 and 2022, respectively.

Zentera

Kevin D. Bunker, Ph.D., our Chief Scientific Officer, served as a member of the Board of Directors of Zentera until June 2023, when Dr. Bunker resigned in connection with the termination of our Collaboration and License Agreements with Zentera and the sale of our 40.3% equity stake in Zentera back to Zentera. For additional information, please see Note 3. Accordingly, the Company identified Zentera as a related party.
In May 2020, each of our wholly owned subsidiaries, Zeno Alpha, Inc., K-Group Alpha, Inc. and K-Group Beta, Inc., entered into Collaboration and License Agreements, pursuant to which we collaborated with Zentera on the development and commercialization of the Zentera Collaboration Products, in Greater China. Under the terms of the Collaboration and License Agreements with Zentera, Zentera was responsible for the costs of developing the Zentera Collaboration Products in Greater China, and we were responsible for the costs of developing the Zentera Collaboration Products outside Greater China, provided that Zentera was obligated to reimburse us for a portion of its costs for global data management, pharmacovigilance, safety database management, and chemistry, manufacturing and controls activities with respect to each Zentera Collaboration Product. For the six months ended June 30, 2023 and 2022, the amounts incurred under this arrangement totaled $3.5 million and $5.1 million, respectively, and are presented as contra-research and development expense in the consolidated statement of operations. As disclosed above, these Collaboration and License Agreements were terminated in June 2023.
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
Overview
We are a clinical-stage biopharmaceutical company focused on discovering and developing small molecule therapeutics targeting fundamental biological pathways of cancers. We are developing a focused pipeline of potentially best-in-class oncology candidates, including the following:

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

We currently exclusively in-license or solely own worldwide development and commercialization rights to azenosertib, ZN-d5, and our BCL-xL product candidate.

The following table summarizes our product candidate pipeline:

COMPOUND	INDICATION + DEVELOPMENT APPROACH	PRECLINICAL	Phase 1	Phase 1b	Phase 2	Phase 3
Azenosertib WEE1 Inhibitor	**Platinum Sensitive Ovarian Cancer** + Paclitaxel or Carboplatin					
	Cyclin E1 Positive Ovarian Cancer Monotherapy					
	Uterine Serous Carcinoma Monotherapy					
	PARP Resistant Ovarian Cancer Azenosertib monotherapy, alternating with niraparib or concurrent with niraparib				GSK	
	Dose Optimization in Solid Tumors **Monotherapy**					
	Osteosarcoma + gemcitabine					
	BRAF Mutant Colorectal Cancer + encorafenib and cetuximab			Pfizer		
	Pancreatic Cancer + gemcitabine					
ZN-d5 BCL-2 Inhibitor	**Light Chain (AL) Amyloidosis** Monotherapy					
	Non-Hodgkins Lymphoma (NHL) Monotherapy					
	Acute Myeloid Leukemia (AML) + azenosertib					
BCL-xL Degrader	**Solid Tumors and Heme Malignancies**

Our Development Programs

Azenosertib (WEE1 Inhibitor)
Azenosertib is a potentially best-in-class and first-in-class oral, small molecule WEE1 inhibitor. The inhibition of WEE1, a DNA damage response kinase, drives cancer cells into mitosis without being able to repair damaged DNA, resulting in cell death and thereby preventing tumor growth and potentially causing tumor regression. Currently, there are no WEE1 inhibitors approved by the U.S. Food and Drug Administration, or FDA. We have designed azenosertib to have advantages over other investigational therapies targeting WEE1, including superior selectivity and pharmacokinetic, or PK, properties. Azenosertib is currently being evaluated in the clinic for advanced solid tumors and hematological malignancies:
•as a monotherapy,
•in combination with traditional chemotherapy and DNA damaging agents, and
•in combination with molecularly targeted agents.
Two key components of our azenosertib clinical development strategy are our dose optimization activities and our exploration of biomarker enrichment strategies targeting tumors of high genomic instability, such as Cyclin E1 positive tumors and homologous recombination deficient tumors. On June 6, 2023, we announced that, based on the data generated from our dose optimization work, we identified the following monotherapy recommended Phase 2 dose, or RP2D, for azenosertib: 400 mg daily on a five days on, two days off weekly administration schedule, or 400 mg QD 5:2.

Azenosertib is being evaluated in multiple current or planned clinical trials, including the following:

•Monotherapy - Phase 2 Clinical Trial in Cyclin E1 Driven High-Grade Serous Ovarian Cancer, Fallopian Tube, or Primary Peritoneal Cancer (HGSOC) (ZN-c3-005). We are evaluating azenosertib as a monotherapy in a Phase 2 clinical trial in patients with Cyclin E1 positive platinum-resistant HGSOC, or PROC. Our Cyclin E1 positive enrichment strategy is supported by preclinical data that showed that high Cyclin E1 protein expression sensitized cancer cells to the anti-tumor effects of azenosertib as well as preliminary retrospective clinical data that Cyclin E1 protein levels may be associated with clinical benefit from WEE1 inhibition. In addition, in April 2023, we announced preclinical data at the 2023 American Association for Cancer Research, or AACR, Annual Meeting that demonstrated that azenosertib drove cancer cell death in Cyclin E1-high tumor cells in vitro and substantially inhibited growth of Cyclin E1-high, patient derived, in vivo tumor models.

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

•Combination - Phase 1/2 Clinical Trial of Azenosertib and PARP Inhibitor (PARPi) in PROC (ZN-c3-006). We are evaluating azenosertib in combination with GSK's PARP inhibitor, niraparib (ZEJULA®), in a Phase 1/2 clinical trial in PROC patients who have failed PARPi, treatment as part of a clinical collaboration with GSK. This study is currently evaluating three cohorts: one with concurrent dosing of the two drugs, one with alternating dosing of the two drugs, and a third with monotherapy azenosertib at the monotherapy RP2D announced on June 6, 2023. This clinical study is supported by preclinical data that showed that combining azenosertib and niraparib resulted in synergistic cell killing in ovarian cancer in vivo models.

•Combination - Phase 1b Clinical Trial of Azenosertib and Chemotherapy in PROC (ZN-c3-002). Azenosertib is currently being evaluated in combination with each of paclitaxel, carboplatin, PLD, and gemcitabine in four separate cohorts in a Phase 1b clinical trial in patients with PROC. On May 25, 2023, we announced positive data from this Phase 1b clinical trial. Azenosertib was well tolerated in combination with multiple types of chemotherapy and demonstrated encouraging clinical activity, with noteworthy objective response rates, or ORRs, and median progression free survival, or mPFS, in all patients, but especially in those patients with Cyclin E1 positive tumors, a subgroup recognized to have a poor prognosis and to show relatively poor outcomes following treatment with chemotherapy. A total of 115 patients were enrolled in the study across all chemotherapy combination groups. At April 10, 2023, 94 were response evaluable. Across all dosing schedules, azenosertib plus paclitaxel demonstrated the highest ORR of 50.0% (mPFS of 7.4m; mDOR of 5.6m), followed by an ORR of 38.5% (mPFS of 8.3m; mDOR of 6.2m) for azenosertib plus gemcitabine. Azenosertib plus carboplatin demonstrated an ORR of 35.7% (mPFS of 10.4m; mDOR of 11.4m), and azenosertib plus PLD demonstrated an ORR of 19.4% (mPFS of 6.3m; mDOR of 8.3m). Of patients who had available tissue for immunohistochemistry, or IHC, 87% were Cyclin E1+ (H-score >50). Cyclin E1+ status was associated with a superior ORR and a longer mPFS across the response-evaluable patient population with IHC data (ORR of 40.0% vs 8.3%; mPFS of 9.86 vs 3.25 months; HR = 0.37; P = 0.0078), showcasing the potential synergy of WEE1 inhibition with chemotherapy in this patient population. Frequent Grade ≥3 treatment-related adverse events (%) across all azenosertib intermittent dosing groups were thrombocytopenia (27.5%), neutropenia (25.5%), anemia (15.7%), and fatigue (9.8%). Based on these results, the Company is planning to initiate a Phase 3 study comparing azenosertib dosed intermittently in combination with either carboplatin or paclitaxel in patients with Cyclin E1 positive platinum-sensitive ovarian cancer.

•Monotherapy - Phase 1 Dose Finding Clinical Trial in Solid Tumors (ZN-c3-001). We are currently evaluating azenosertib as a monotherapy in a Phase 1 dose finding clinical trial for the treatment of solid tumors. On June 6, 2023, we announced positive data from this clinical trial. We also announced on June 6, 2023 that, based on the encouraging data from this trial, we identified the monotherapy RP2D for azenosertib as 400 mg QD 5:2. As of April 24, 2023, a total of 127 heavily pretreated patients with advanced solid tumors were enrolled and received monotherapy azenosertib at doses ≥ 300 mg on either continuous daily dosing or intermittent weekly administration schedules. Across all tumor types, 74 patients received azenosertib on a continuous dosing schedule and 53 patients received azenosertib on an intermittent dosing schedule. When evaluating continuous versus intermittent at comparable clinically meaningful dose levels, the data are the following: intermittent dosing maintained safety and improved tolerability of azenosertib as compared to continuous dosing. Gastrointestinal, fatigue, and hematologic Grade 3 and 4 treatment-related adverse events, or TRAEs, were comparable or favorable versus continuous dosing. No discontinuations due to TRAEs were observed in the intermittent cohorts. Steady state exposure, as measured by AUC0-24, more than doubled at the new intermittent RP2D, compared to AUC observed at 300 mg QD with continuous administration, and intermittent dosing achieved higher maximal concentration levels as compared to continuous administration. As of June 2, 2023, the confirmed ORR in patients treated with intermittent dosing was 36.8% (7/19), versus 19.2% (5/26) in those who received a continuous dosing. In the response evaluable patients who received intermittent dosing azenosertib, the confirmed ORR was 50% in USC and 30.8% in ovarian cancer. 89% of ovarian cancer and USC patients who received an intermittent dosing schedule had target lesion reductions from their baseline scans. Patients in this subgroup who received an intermittent dosing schedule had a median follow up of 4.4 months, and 63% (12/19) patients remained on therapy as of June 2, 2023.

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

Since inception, we have incurred significant operating losses. Our net losses were $237.1 million for the year ended December 31, 2022, and $175.8 million and $127.6 million for the six months ended June 30, 2023 and June 30, 2022, respectively. We had an accumulated deficit of $772.1 million as of June 30, 2023. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We had cash, cash equivalents and marketable securities of $553.0 million as of June 30, 2023. We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements into 2026. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
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

Under the terms of the Recurium Agreement, ZMI is obligated to make development and regulatory milestone payments, pay royalties on net sales, and make certain sublicensing payments with respect to products that comprise or contain a compound modulating one of ten specific biological targets, including azenosertib, ZN-d5 and our BCL-xL product candidate. ZMI is obligated to make development and regulatory milestone payments for each such licensed product of up to $44.5 million. In addition, ZMI is obligated to make milestone payments of up to $150,000 for certain licensed products used in animals. ZMI is also obligated to pay royalties on sales of such licensed products at a mid- to high-single digit percentage. In addition, if ZMI chooses to sublicense or assign to any third parties its rights under certain patents exclusively in-licensed under the Recurium Agreement, ZMI must pay to Recurium IP 20% of certain sublicensing income received in connection with such transaction.

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
Zentera Therapeutics
On June 15, 2023, we announced that we and certain of our wholly owned subsidiaries had entered into an agreement to terminate our Collaboration and License Agreements with Zentera Therapeutics, or Zentera, pursuant to which such wholly owned subsidiaries had granted to Zentera certain development and commercialization rights to its product candidates, azenosertib, ZN-d5 and ZN-c5 in the People’s Republic of China, Macau, Hong Kong and Taiwan, or Greater China. As a result of the termination of these agreements, we have regained the rights from Zentera for azenosertib, ZN-d5 and ZN-c5 in Greater China, and now hold worldwide development and commercialization rights to these assets.
In connection with the foregoing, we agreed to pay Zentera certain consideration, including a $30 million upfront payment, a milestone payment, and a low single digit royalty on net sales of azenosertib, ZN-d5 and ZN-c5 in Greater China. In addition, we sold our 40.3% equity stake in Zentera back to Zentera for de minimis consideration.
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
We expense research and development costs as incurred. Reimbursed research and development costs under certain collaborative arrangements are recorded as a reduction to research and development expenses and are recognized in the period in which the related costs are incurred.
We track external development costs by product candidate or development program, but we do not allocate personnel costs, general license payments made under our licensing arrangements or other internal costs to specific development programs or product candidates. These costs are included in unallocated research and development expenses in the table below.
The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Azenosertib	$13,883	$11,542	$26,787	$24,147
ZN-d5	5,118	3,475	10,498	8,518
Unallocated research and development expenses	23,683	28,808	53,983	57,272
Total research and development expenses	$42,684	$43,825	$91,268	$89,937
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
•any delays in clinical trials, including as a result of the global macroeconomic environment;
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
We expect that our general and administrative expenses will increase in the future as we increase our personnel headcount to support research and development activities relating to our clinical stage programs, and any other product candidates we may develop. We also expect to incur increased expenses associated with being a public company, particularly now that we are no longer an emerging growth company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements; director and officer insurance costs; and investor and public relations costs.
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
Results of Operations
Comparison of Three Months Ended June 30, 2023 to Three Months Ended June 30, 2022
The following table summarizes our results of operations for the periods indicated, together with the changes in those items in dollars:

	Three Months Ended June 30,			Increase (Decrease)
	2023	2022
	(in thousands)
Operating expenses
Research and development	$42,684	$	$43,825	$(1,141)
Zentera in-process research and development	45,568		—	45,568
General and administrative	15,664		19,636	(3,972)
Total operating expenses	103,916		63,461	40,455
Loss from operations	(103,916)		(63,461)	(40,455)
Other Income (Expense)
Investment and other income, net	4,451		424	4,027
Net loss before income taxes	(99,465)		(63,037)	(36,428)
Income tax (benefit) expense	(605)		17	(622)
Loss on equity method investment	13,704		5,338	8,366
Net loss	(112,564)		(68,392)	(44,172)
Net loss attributable to noncontrolling interest	(37)		(35)	(2)
Net loss attributable to Zentalis	$(112,527)		$(68,357)	$(44,170)
Research and Development Expenses
Research and development, or R&D, expenses for the three months ended June 30, 2023 were $42.7 million, compared to $43.8 million for the three months ended June 30, 2022. The decrease of $1.1 million was primarily due to $1.7 million in decreased collaboration costs, a $1.1 million decrease related to clinical trials and R&D supplies, and a $0.6 million reduction in personnel and related expense. These decreases were partially offset by a $1.5 million increase in Zentera cost sharing and a $0.8 million increase in consulting and other expense.

Zentera In-process Research and Development

Zentera In-process Research and Development expenses for the three months ended June 30, 2023 were $45.6 million, compared to zero for the three months ended June 30, 2022. The increase was due to $45.6 million of total cash and non-cash consideration transferred to Zentera for in-process research and development during the three months ended June 30, 2023 relating to the termination of our collaboration with Zentera.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2023 were $15.7 million, compared to $19.6 million during the three months ended June 30, 2022. This decrease of $3.9 million was primarily attributable to a $4.2 million decrease in non-cash stock-based compensation expense and a $0.8 million decrease related to other personnel expenses. These decreases were partially offset by an increase of $0.8 million in allocated overhead expenditures and a $0.3 million increase in outside services and other costs.

Investment and Other Income, Net
Investment and other income, net was $4.5 million for the three months ended June 30, 2023, compared to $0.4 million for the three months ended June 30, 2022. The increase of $4.1 million was primarily driven by returns on an increase of invested cash and marketable securities.
Income Tax (Benefit) Expense
For the three months ended June 30, 2023 and June 30, 2022, we recorded an income tax benefit of $0.6 million and an income tax expense of $17 thousand, respectively. Due to the termination of our relationship with Zentera, we wrote off our deferred tax liability related to the equity method investment which resulted in a net tax benefit for the three months ended June 30, 2023.
Loss on Equity Method Investment
The loss on equity method investment for the three months ended June 30, 2023 was $13.7 million compared to $5.3 million for the six months ended June 30, 2022. The increase of $8.4 million was driven by a one time charge recorded to reflect the fair value of the equity returned to Zentera valued after the return of the intellectual property to Zentalis, which related to the termination of our collaboration with Zentera.

Comparison of Six Months Ended June 30, 2023 to Six Months Ended June 30, 2022

	Six Months Ended June 30,			Increase (Decrease)
	2023		2022
	(in thousands)
Operating expenses
Research and development	$	$91,268	$89,937	$1,331
Zentera in-process research and development		45,568	—	45,568
General and administrative		32,033	31,403	630
Total operating expenses		168,869	121,340	47,529
Loss from operations		(168,869)	(121,340)	(47,529)
Other Income (Expense)
Investment and other income, net		8,560	850	7,710
Net loss before income taxes		(160,309)	(120,490)	(39,819)
Income tax (benefit) expense		(497)	50	(547)
Loss on equity method investment		16,014	7,089	8,925
Net loss		(175,826)	(127,629)	(48,197)
Net loss attributable to noncontrolling interest		(80)	(195)	115
Net loss attributable to Zentalis		$(175,746)	$(127,434)	$(48,312)
Research and Development Expenses
R&D expenses for the six months ended June 30, 2023 were $91.3 million, compared to $89.9 million for the six months ended June 30, 2022. The increase of $1.3 million was primarily due to a $3.2 million increase in overhead expenses, a $1.6 million increase in Zentera cost sharing, a $1.4 million increase in personnel and other expenses, a $0.8 million increase in consulting expense and a $0.7 million increase in R&D supplies expense. These increases were partially offset by $4.0 million in decreased clinical trials expense and a $2.4 million decrease in collaborations expenses.

Zentera In-process Research and Development Expenses

Zentera In-process Research and Development expenses for the six months ended June 30, 2023 were $45.6 million, compared to zero for the six months ended June 30, 2022. The increase was due to $45.6 million of total cash and non-cash consideration transferred to Zentera for in-process research and development during the six months ended June 30, 2023 relating to the termination of our collaboration with Zentera.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2023 were $32.0 million, compared to $31.4 million during the six months ended June 30, 2022. This increase of $0.6 million was primarily attributable to a $5.0 million operating lease impairment charge. This was offset by a $2.2 million decrease in facilities and overhead expense, a $2.0 million decrease in personnel expenses, driven by $1.5 million in decreased non-cash stock-based compensation, and a $0.2 million decrease in outside services and supplies expense.

Investment and Other Income, Net
Investment and other income, net was $8.6 million for the six months ended June 30, 2023, compared to $0.9 million for the six months ended June 30, 2022. The increase of $7.7 million was primarily driven by returns on an increase of invested cash and marketable securities.
Income Tax (Benefit) Expense
For the six months ended June 30, 2023 and June 30, 2022 , we recorded an income tax benefit of $0.5 million and income tax expense of $50 thousand. Due to the termination of our relationship with Zentera, we wrote off our deferred tax liability related to the equity method investment which resulted in a net tax benefit for the six months ended June 30, 2023.
Loss on Equity Method Investment
The loss on equity method investment for the six months ended June 30, 2023 was $16.0 million compared to $7.1 million for the six months ended June 30, 2022. The increase of $8.9 million was driven by a one time charge recorded to reflect the fair value of the equity returned to Zentera valued after the return of the intellectual property to Zentalis, which related to the termination of our collaboration with Zentera.
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
As a result, we will need to raise substantial additional capital to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we plan to finance our operations through the sale of equity, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of the global macroeconomic environment and increased inflation and interest rates. If we are unable to secure adequate additional funding as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates or delay our pursuit of potential in-licenses or acquisitions.
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
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity securities. From inception through June 30, 2023, we raised a total of $1.2 billion in gross proceeds from the sale of our common stock and Series A, B and C convertible preferred units, including a total of $250.0 million in gross proceeds from our follow-on offering in June 2023. As of June 30, 2023, we had cash, cash equivalents, and marketable securities of $553.0 million, and an accumulated deficit of $772.1 million. We maintain the majority of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. We had no indebtedness as of June 30, 2023.

ATM Program
In May 2021, we entered into a sales agreement, or the Sales Agreement, with SVB Leerink LLC, or SVB Leerink, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $200.0 million in “at-the-market” offerings, or the ATM, under our Registration Statement on Form S-3 (File No. 333-255769) filed with the U.S. Securities and Exchange Commission, or the SEC, on May 4, 2021. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act of 1933, as amended, or the Securities Act, including sales made directly through The Nasdaq Global Market or any other existing trading market for our common stock. During the quarter ended June 30, 2023, we did not sell any shares of common stock under the Sales Agreement. As of June 30, 2023, there was $140.3 million of common stock remaining available for sale under the Sales Agreement.
Cash Flows
The following table summarizes our sources and uses of cash for the period presented:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(128,558)	$(93,223)
Net cash provided by (used in) investing activities	115,053	(122,304)
Net cash provided by financing activities	236,994	210,713
Net increase (decrease) in cash and cash equivalents	$223,489	$(4,814)
Operating Activities
We have incurred losses since inception. Net cash used in operating activities for the six months ended June 30, 2023 was $128.6 million, consisting primarily of our net loss of $175.8 million as we incurred expenses associated with research and development activities for our product candidates and incurred general and administrative expenses, as well as changes in operating assets and liabilities of $9.2 million, partially offset by non-cash adjustments of $56.4 million.
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
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2023 of $115.1 million was attributable to the proceeds from maturities of marketable securities of $304.5 million, offset by net investment of excess cash of $189.1 million and the purchases of property and equipment of $0.3 million.

Net cash used in investing activities for the six months ended June 30, 2022 of $122.3 million was attributable to the proceeds from maturities of marketable securities of $156.0 million, offset by net investment of excess cash of $277.6 million and the purchases of property and equipment of $0.7 million.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2023 of $237.0 million primarily relates to the June 2023 follow-on offering, which provided net cash of $235.7 million. An additional $1.3 million was provided from the issuance of common stock under equity incentive plans during the six months ended June 30, 2023.
Net cash provided by financing activities for the six months ended June 30, 2022 of $210.7 million primarily relates to the May 2022 follow-on offering, which provided net cash of $188.8 million, and the April 2022 direct offering to Pfizer, which provided net cash of $20.5 million. Of the $25.0 million gross proceeds received from Pfizer, $4.2 million of the proceeds represented a premium in excess of the fair value of our common stock on the date of the investment. This amount has been recorded as accrued research and development expense on the unaudited condensed consolidated balance sheet and will be recognized as a reduction of research and development expense over the term of the collaboration. An additional $1.4 million was provided from the issuance of common stock under equity incentive plans during the six months ended June 30, 2022.
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
We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements into 2026. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
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

Critical Accounting Estimates
The following represent updates to our critical accounting estimates from our disclosure reported in “Critical Accounting Estimates” in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Asset Acquisitions
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions
We measure and recognize asset acquisitions that are not deemed to be business combinations based on the cost to acquire the asset or group of assets, which includes transaction costs. In an asset acquisition, the cost allocated to acquire in-process research and development with no alternative future use is recognized as expense on the acquisition date.	Consideration exchanged for in-process research and development can include assets without readily determinable fair values. We estimate the fair value of consideration without a readily determinable fair value using various accepted valuation models and techniques.	We perform our valuations using supportable estimates in accepted valuation models. If our estimates are not accurate, we may understate or overstate the value of our asset acquisitions.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred net losses in each reporting period since our inception, we have not generated any revenue from product sales to date, and we have financed our operations principally through private financings, our initial public offering, or IPO, and follow-on public offerings of our common stock. We have incurred net losses of $237.1 million for the year ended December 31, 2022, and $175.8 million and $127.6 million for the six months ended June 30, 2023 and June 30, 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $772.1 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential products.

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
Our business depends entirely on the successful discovery, development and commercialization of our product candidates. We currently generate no revenues from sales of any products. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any future collaborator’s ability, to achieve a number of objectives, including:
•successful and timely completion of preclinical and clinical development of our product candidates, including azenosertib and ZN-d5 and any other future product candidates, as well as the associated costs, including any unforeseen costs we have incurred and may continue to incur as a result of preclinical study or clinical trial delays due to public health emergencies, U.S. and global economic issues, including rising inflation and interest rates, or the ongoing military conflict between Russia and Ukraine, among other causes;
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
As of June 30, 2023, we had cash and cash equivalents and marketable securities of $553.0 million. Based on current business plans, we believe that our existing cash, cash equivalents and marketable securities as of June 30, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements into 2026, but will not be sufficient to fund all of the activities that are necessary to complete the development of our product candidates. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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
We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Market volatility resulting from public health emergencies such as COVID-19, U.S. and global economic issues, global supply chain disruptions, international political instability, rising inflation and interest rates or other factors could also adversely impact our ability to access capital as and when needed. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates
We are substantially dependent on the success of our lead product candidates, azenosertib and/or ZN-d5, which are currently in clinical trials. If we are unable to complete development of, obtain approval for and commercialize these product candidates in a timely manner, our business will be harmed.
Our future success is dependent on our ability to timely complete clinical trials, obtain marketing approval for and successfully commercialize our lead product candidates. We are investing significant efforts and financial resources in the research and development of our product candidates, which will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote any other product candidate before we receive marketing approval from the FDA and/or comparable ex-U.S. regulatory authorities, and we may never receive such marketing approvals.
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
•efficacy, safety and tolerability profiles that are satisfactory to the FDA and/or any comparable ex-U.S. regulatory authority for marketing approval;
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
We have and in the future may seek third-party collaborators for the research, development and commercialization of one or more of our product candidates. For example, we are collaborating with Pfizer on development of azenosertib, GSK on development of azenosertib and Dana Farber on development of azenosertib. Our likely collaborators in any future collaboration arrangements we may enter into include large and mid-size pharmaceutical companies and biotechnology companies. If we were to enter into any collaboration arrangements with third parties, those agreements may limit our control over the amount and timing of resources that our collaborators dedicate to the development and commercialization of any product candidates we may seek to develop with them. We cannot predict the success of any collaboration in which we have entered or may enter. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.
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
•if the FDA or comparable ex-U.S. regulatory authority requires approval or clearance of a companion diagnostic for a particular product candidate, and the FDA or comparable regulatory authority does not provide such approval or clearance, then the product candidate may not be approved for marketing; and/or
•the approval policies or regulations of the FDA or other comparable ex-U.S. regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
In addition, the policies and practices of the FDA and other comparable ex-U.S. regulatory authorities with respect to clinical trials may change and additional government regulations may be enacted. For example, in recent years the FDA has issued draft guidance and launched programs aiming to reform and modernize the dose optimization procedures used by clinical trial sponsors during the development of oncology drugs. Although these efforts have not yet resulted in any formal changes to the FDA’s regulations or policies, changes in the FDA’s thinking with respect to dose selection and optimization could require us to change the design of our planned or ongoing clinical trials or otherwise conduct additional preclinical, clinical or manufacturing studies beyond those we currently anticipate, which could increase our costs and/or delay the development of our product candidates. The FDA has also issued a draft guidance regarding diversity in clinical trials. The purpose of this guidance is to provide recommendations to sponsors developing medical products on the approach for developing a Race and Ethnicity Diversity Plan to enroll representative numbers of participants from underrepresented racial and ethnic populations in the United States. If implemented, the FDA will evaluate the Race and Ethnicity Diversity Plan as an important part of the sponsor’s development program. This could require us to change the way we enroll our planned clinical trials, which could increase our costs and/or delay the development of our product candidates.
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
•a facility manufacturing our product candidates or any of their components being ordered by the FDA or comparable ex-U.S. regulatory authorities to temporarily or permanently shut down due to violations of cGMP regulations or similar ex-U.S. requirements or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
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
In addition, disruptions caused by COVID-19 have caused and may continue to cause difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable ex-U.S. regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable ex-U.S. regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs or ethics committees for reexamination, which may impact the costs, timing or successful completion of a clinical trial.
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
Interim, initial, “topline,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
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
We are developing azenosertib and ZN-d5 in combination with one or more other approved or unapproved therapies to treat cancer or other diseases and may in the future develop additional product candidates in combination with other approved or unapproved therapies. If we were to experience an unexpected loss of supply of any of those approved or unapproved therapies, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or comparable ex-U.S. regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product or that safety, efficacy, manufacturing or supply issues could arise with any of those existing therapies. If the therapies we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA or comparable ex-U.S. regulatory authorities may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.

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
In August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). For more information about the IRA and pricing regulations at the state level, see “Risks Related to Regulatory Approval and Other Legal Compliance Matters – We may face difficulties from changes to current regulations and future legislation.” below.

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
Any delay or failure in seeking or obtaining required approvals would have a material and adverse effect on our ability to generate revenue from the particular product candidate for which we are developing and seeking approval. Furthermore, any regulatory approval to market a drug may be subject to significant limitations on the approved uses or indications for which we may market the drug or the labeling or other restrictions. In addition, the FDA has the authority to require a REMS as part of approving a NDA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. Similar requirements may exist in ex-U.S. jurisdictions. These requirements or restrictions might include limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may significantly limit the size of the market for the drug and affect reimbursement by third-party payors.
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
Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or ex-U.S. regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, AE reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with cGMPs or similar ex-U.S. requirements and GCP for any clinical trials that we conduct post-approval. In addition, CMOs and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations or similar ex-U.S. requirements and standards. If we or a regulatory agency discover previously unknown problems with a product, such as AEs of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA and other comparable ex-U.S. regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:
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
Separately, in response to COVID-19, the FDA postponed most inspections of domestic and ex-U.S. manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the entities it regulates, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States may have adopted similar restrictions and other policy measures in response to COVID-19.
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
We may in the future seek accelerated approval or another form of expedited development or review for one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional confirmatory studies to verity and describe the drug’s clinical benefit. If such confirmatory studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug on an expedited basis. In addition, in December 2022, the President signed an omnibus appropriations bill to fund the U.S. government through fiscal year 2023. Included in the omnibus bill is the Food and Drug Omnibus Reform Act of 2022, which among other things, introduced reforms intended to expand the FDA’s ability to regulate products receiving accelerated approval, including by increasing the FDA’s oversight over the conduct of confirmatory trials; however, the ultimate impact of these reforms remains unclear.
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
In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties, but we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. Certain states have also adopted comparable privacy and security laws and regulations governing the privacy, processing and protection of personal information. For example, the State of California enacted the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with, data breach litigation. Further, the California Privacy Rights Act, or CPRA, generally went into effect on January 1, 2023, and significantly amends the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For instance, the EU General Data Protection Regulation, or GDPR, went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area, or EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements, administrative penalties and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. Case law from the Court of Justice of the European Union, or CJEU, states that reliance on the standard contractual clauses—a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism—alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We currently rely on the EU standard contractual clauses, the UK Addendum to the EU standard contractual clauses and the UK International Data Transfer Agreement, as relevant, to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third party transfers. We may also rely on individual consent to transfer personal data in certain circumstances. Following a period of legal complexity and uncertainty regarding international personal data transfers, particularly to the United States, we expect the regulatory guidance and enforcement landscape to continue to develop, in relation to transfers to the United States and elsewhere. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.

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
We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, CMOs, suppliers and vendors may engage in misconduct or other improper activities. Misconduct by these parties could include failures to comply with FDA and other ex-U.S. authorities’ regulations, provide accurate information to the FDA or ex-U.S. regulatory authorities, comply with federal, state and ex-U.S. health care fraud and abuse laws and regulations, accurately report financial information or data or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by these parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations.
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
Our future financial performance and our ability to successfully develop and, if approved, commercialize, our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. Furthermore, certain of our employees, including members of our management team perform services on behalf of Kalyra Pharmaceuticals, Inc. pursuant to intercompany agreements. As a result, such individuals do not allocate all of their time and resources to us and our other subsidiaries which, coupled with the need to manage growth activities, could further limit their ability to devote a sufficient amount of attention to day-to-day activities of our business.
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
Despite the implementation of security measures, our information systems and those of our current and any future CROs, CMOs and other contractors, consultants, collaborators and third-party service providers, are vulnerable to attack, damage and interruption from computer viruses and malware (e.g., ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failure, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Attacks upon information technology systems are also increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of COVID-19 and continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
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
Business interruptions could adversely affect our operations.

Our operations are vulnerable to interruption by fire, severe weather conditions, power loss, telecommunications failure, terrorist activity, public health crisis and pandemic diseases, such as COVID-19, and other natural and man-made disasters or events beyond our control. For example, as a result of COVID-19, we have experienced and we may continue to experience disruptions that could adversely impact our business, including our preclinical studies and clinical trials. Our facilities are located in regions that experience severe weather from time to time. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major tornado, flood, fire, earthquake, power loss, terrorist activity, public health crisis, pandemic diseases or other disasters and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war and terrorism.
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
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including new disclosure requirements surrounding cybersecurity risk and governance, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have invested and intend to continue to invest in resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.
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
•our right to transfer or assign the license; and
•the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and their affiliates and sublicensees and by us and our partners and sublicensees.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our in-licensed patents may not cover our product candidates or may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review, or PGR, and inter partes review, or IPR, or other similar proceedings in the USPTO or ex-U.S. patent offices challenging our patent rights. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity of our patents, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensors and the patent examiner were unaware during prosecution. There is no assurance that all potentially relevant prior art relating to our patents and patent applications or those of our licensors has been found. There is also no assurance that there is not prior art of which we or licensors were or are aware of, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications or those of our licensors, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us. Such loss of in-licensed patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates. Such proceedings also may result in substantial costs and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
The patent protection and patent prosecution for some of our product candidates may be dependent on our licensors and third parties.
We or our licensors may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to strengthen our patent position. It is possible that defects as to form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, written descriptions, claim scope, or requests for patent term adjustments, patent term extensions or any foreign equivalents thereof. If we or our licensors, whether current or future, fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation, prosecution, or enforcement of our in-licensed patents or patent applications, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.
As a licensee, we may rely on third parties to file and prosecute patent applications and maintain patents and otherwise protect the licensed intellectual property under some of our license agreements. We may not have primary control over these activities for certain of our patents or patent applications and other intellectual property rights. We cannot be certain that such activities by third parties have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. Pursuant to the terms of the license agreements with some of our licensors, the licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and even if we are permitted to pursue such enforcement or defense, we will require the cooperation of our licensors. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business. If any of our licensors or any of our future licensors or future collaborators fails to appropriately prosecute and maintain patent protection for patents covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.
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
Competitors may infringe our intellectual property rights or those of our licensors. To prevent infringement or unauthorized use, we and/or our licensors may be required to file infringement claims, which can be expensive and time-consuming. Further, our licensors may need to file infringement claims, but they may elect not file such claims. In addition, in a patent infringement proceeding, a court may decide that a patent we own or license is not valid, is unenforceable and/or is not infringed. If we or any of our licensors or potential future collaborators were to initiate legal proceedings against a third party to enforce a patent directed at one of our product candidates, the defendant could assert that our patent is invalid, not infringed and/or unenforceable in whole or in part. In patent litigation, defendant allegations of invalidity and/or unenforceability of asserted patents are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including patent-ineligible subject matter, lack of utility, lack of novelty, obviousness or lack of written description, obviousness or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent intentionally withheld material information from the USPTO or an ex-U.S. patent office or made a misleading statement during prosecution.
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
As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves a high degree of technological and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time-consuming and inherently uncertain. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property and may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. In addition, Congress or other ex-U.S. legislative bodies may pass patent reform legislation that is unfavorable to us.
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
We or our licensors may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
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
Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA-approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it for an FDA-approved indication or a method for manufacturing it may be extended. Patent term extension or equivalents thereof may also be available in certain ex-U.S. countries upon regulatory approval of our product candidates. However, we or our licensors may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we or our licensors are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.
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
COVID-19 and government measures taken in response have also had a significant impact on our CROs, and we expect that they will face further disruption which may affect our ability to initiate and complete our preclinical studies and clinical trials.
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
In addition, the trading prices for common stock of other biopharmaceutical companies have been highly volatile as a result of COVID-19 and U.S. and global economic conditions. The extent to which these events may impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.
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
As of June 30, 2023, our executive officers and directors, combined with our stockholders who owned more than 5% of our common stock, together with their respective affiliates, owned a significant percentage of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as matters related to our management and affairs. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
We may seek additional capital through a variety of means, including through public or private equity, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. For example, in August 2020, July 2021, May 2022 and June 2023, we completed underwritten public offerings of our common stock and in April 2022, we completed a direct offering of our common stock. To the extent that we raise additional capital through the sale of equity or convertible debt or equity securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing may result in dilution to stockholders, imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Not applicable.
Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Director and Officer Trading Arrangements
On May 19, 2023, Melissa Epperly, the Company’s Chief Financial Officer, terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c), originally adopted on August 15, 2022, for the sale of up to 55,227 shares of the Company’s common stock until August 15, 2023.
On June 6, 2023, Kevin Bunker, the Company’s Chief Scientific Officer, terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c), originally adopted on September 16, 2021 and modified on August 18, 2022 by Sundog Ranch, Inc. on behalf of the Bunker Family Protection Trust, the sole shareholder of Sundog Ranch, Inc., for the sale of up to 95,000 shares of the Company’s common stock until July 31, 2023.
Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

2.1	Plan of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.1	05/15/2020
2.2	Certificate of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.2	05/15/2020
3.1	Certificate of Incorporation of Zentalis Pharmaceuticals, Inc.	S-8	333-237593	4.1	04/07/2020
3.2	Certificate of Amendment to Certificate of Incorporation of Zentalis Pharmaceuticals, Inc., dated June 16, 2023	8-K	001-39263	3.1	06/16/2023
3.3	Bylaws of Zentalis Pharmaceuticals, Inc.	8-K	001-39263	3.1	03/19/2021
10.1†	Third Amended and Restated License Agreement, dated June 5, 2023, by and between Zeno Management, Inc. and Recurium IP Holdings, LLC					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document					*

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data file (formatted as inline XBRL and contained in Exhibit 101)					*

*    Filed herewith.
**    Furnished herewith.
†    Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zentalis Pharmaceuticals, Inc.

Date: August 9, 2023	By:	/s/ Kimberly Blackwell, M.D.
Kimberly Blackwell, M.D.
Chief Executive Officer
(principal executive officer)
Date: August 9, 2023	By:	/s/ Melissa B. Epperly
Melissa B. Epperly
Chief Financial Officer
(principal financial and accounting officer)