Form 10-Q
period 2023-09-30
Zentalis Pharmaceuticals, Inc.
filed 2023-11-06
CIK 1725160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2023, the registrant had 70,765,771 shares of common stock, $0.001 par value per share, outstanding.

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
•the timing or likelihood of regulatory filings and approvals, including the targeted timing of our first New Drug Application submission for azenosertib;

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
•our plans to execute on a succession plan for our Chief Scientific Officer; and
•the impact of COVID-19 on our business.
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
•We face significant competition and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts and par value)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$110,751	$43,069
Marketable securities, available-for-sale	405,886	394,302
Prepaid expenses and other current assets	11,627	14,562
Total current assets	528,264	451,933
Property and equipment, net	6,393	7,705
Operating lease right-of-use assets	36,184	42,373
Prepaid expenses and other assets	8,511	9,723
Goodwill	3,736	3,736
Investment in Zentera Therapeutics	—	21,213
Restricted cash	2,627	2,627
Total assets	$585,715	$539,310
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,264	$11,247
Accrued expenses	44,654	45,400
Total current liabilities	58,918	56,647
Deferred tax liability	—	853
Long-term lease liability	43,266	45,166
Other long-term liabilities	1,634	2,620
Total liabilities	103,818	105,286
Commitments and contingencies
EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 70,640,684 and 59,280,247 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	70	59
Additional paid-in capital	1,309,696	1,031,462
Accumulated other comprehensive loss	(359)	(1,353)
Accumulated deficit	(827,639)	(596,365)
Total stockholders’ equity	481,768	433,803
Noncontrolling interests	129	221
Total equity	481,897	434,024
Total liabilities and stockholders’ equity	$585,715	$539,310

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Expenses
Research and development	$46,765	$42,181	$138,033	$132,118
Zentera in-process research and development	—	—	45,568	—
General and administrative	15,953	12,012	47,986	43,415
Total operating expenses	62,718	54,193	231,587	175,533
Operating loss	(62,718)	(54,193)	(231,587)	(175,533)
Other Income (Expense)
Investment and other income, net	7,209	1,905	15,769	2,755
Net loss before income taxes	(55,509)	(52,288)	(215,818)	(172,778)
Income tax expense (benefit)	31	(159)	(466)	(109)
Loss on equity method investment	—	2,371	16,014	9,460
Net loss	(55,540)	(54,500)	(231,366)	(182,129)
Net loss attributable to noncontrolling interests	(12)	(99)	(92)	(294)
Net loss attributable to Zentalis	$(55,528)	$(54,401)	$(231,274)	$(181,835)
Net loss per common share outstanding, basic and diluted	$(0.79)	$(0.96)	$(3.64)	$(3.56)
Common shares used in computing net loss per share, basic and diluted	70,612	56,807	63,601	51,098

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(55,540)	$(54,500)	$(231,366)	$(182,129)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(21)	(491)	994	(2,145)
Total comprehensive loss	(55,561)	(54,991)	(230,372)	(184,274)
Comprehensive loss attributable to noncontrolling interests	(12)	(99)	(92)	(294)
Comprehensive loss attributable to Zentalis	$(55,549)	$(54,892)	$(230,280)	$(183,980)

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating Activities:
Consolidated net loss	$(231,366)	$(182,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,052	1,067
Operating lease right-of-use asset and fixed asset impairment	4,953	—
Noncash consideration portion of Zentera in-process research and development	15,045	—
Loss on equity method investment	16,014	9,460
Share-based compensation	40,942	37,228
Loss on disposal of equipment	(4)	(68)
(Accretion of discounts)/amortization of premiums on marketable securities, net	(8,602)	(1,249)
Deferred income taxes	(853)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(5,199)	(4,716)
Accounts payable and accrued liabilities	522	10,477
Operating lease right-of-use assets and liabilities, net	273	3,508
Net cash used in operating activities	(167,223)	(126,422)
Investing Activities:
Purchases of marketable securities	(453,195)	(407,177)
Proceeds from maturities of marketable securities	451,207	307,279
Purchases of property and equipment	(410)	(2,388)
Net cash used in investing activities	(2,398)	(102,286)
Financing Activities:
Proceeds from issuance of common stock, net	235,680	209,297
Proceeds from issuance of common stock under equity incentive plans	1,623	2,005
Net cash provided by financing activities	237,303	211,302
Net increase (decrease) in cash, cash equivalents and restricted cash	67,682	(17,406)
Cash, cash equivalents and restricted cash at beginning of period	45,696	62,584
Cash, cash equivalents and restricted cash at end of period	$113,378	$45,178

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows for the periods presented:

	September 30,
	2023	2022
Cash and cash equivalents	$110,751	$42,551
Restricted cash	2,627	2,627
Total cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statement of Cash Flows	$113,378	$45,178
See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)

	Three Months Ended September 30, 2023

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at June 30, 2023	70,604	$70	$1,295,520	$(338)	$(772,111)	$141	$523,282
Share-based compensation expense	—	—	13,867	—	—	—	13,867
Other comprehensive loss	—	—	—	(21)	—	—	(21)
Issuance of common stock in connection with restricted stock unit vesting	17	—	—	—	—	—	—
Issuance of common stock upon exercise of options, net	3	—	54	—	—	—	54
Shares issued under employee stock purchase plan	17	—	255	—	—	—	255
Net loss attributable to non-controlling interest	—	—	—	—	—	(12)	(12)
Net loss attributable to Zentalis	—	—	—	—	(55,528)	—	(55,528)
Balance at September 30, 2023	70,641	$70	$1,309,696	$(359)	$(827,639)	$129	$481,897

	Nine Months Ended September 30, 2023

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2022	59,280	$59	$1,031,462	$(1,353)	$(596,365)	$221	$434,024
Share-based compensation expense	—	—	40,942	—	—	—	40,942
Other comprehensive loss	—	—	—	994	—	—	994
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions and offering costs	11,033	11	235,669	—	—	—	235,680
Issuance of common stock in connection with restricted stock unit vesting	235	—	—	—	—	—	—
Issuance of common stock upon exercise of options, net	54	—	995	—	—	—	995
Shares issued under employee stock purchase plan	42	—	628	—	—	—	628
Cancellation of restricted stock awards	(3)	—	—	—	—	—	—
Net loss attributable to non-controlling interest	—	—	—	—	—	(92)	(92)
Net loss attributable to Zentalis	—	—	—	—	(231,274)	—	(231,274)
Balance at September 30, 2023	70,641	$70	$1,309,696	$(359)	$(827,639)	$129	$481,897

	Three Months Ended September 30, 2022

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at June 30, 2022	56,967	$57	$961,205	$(1,779)	$(486,993)	$333	$472,823
Share-based compensation expense	—	—	10,317	—	—	—	10,317
Other comprehensive loss	—	—	—	(491)	—	—	(491)
Issuance of common stock in connection with restricted stock unit vesting	5	—	—	—	—	—	—
Issuance of common stock upon exercise of options, net	18	—	327	—	—	—	327
Shares issued under employee stock purchase plan	14	—	262	—	—	—	262
Cancellation of restricted stock awards	(2)	—	—	—	—	—	—
Net loss attributable to non-controlling interest	—	—	—	—	—	(99)	(99)
Net loss attributable to Zentalis	—	—	—	—	(54,401)	—	(54,401)
Balance at September 30, 2022	57,002	$57	$972,111	$(2,270)	$(541,394)	$234	$428,738

	Nine Months Ended September 30, 2022

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2021	45,491	$45	$723,593	$(125)	$(359,559)	$528	$364,482
Share-based compensation expense	—	—	37,228	—	—	—	37,228
Other comprehensive loss	—	—	—	(2,145)	—	—	(2,145)
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions and offering costs	11,284	11	209,286	—	—	—	209,297
Issuance of common stock in connection with restricted stock unit vesting	154	1	—	—	—	—	1
Issuance of common stock upon exercise of options, net	60	—	1,130	—	—	—	1,130
Shares issued under employee stock purchase plan	30	—	874	—	—	—	874
Cancellation of restricted stock awards	(17)	—	—	—	—	—	—
Net loss attributable to non-controlling interest	—	—	—	—	—	(294)	(294)
Net loss attributable to Zentalis	—	—	—	—	(181,835)	—	(181,835)
Balance at September 30, 2022	57,002	$57	$972,111	$(2,270)	$(541,394)	$234	$428,738

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Business
Organization
Zentalis Pharmaceuticals, Inc. (“Zentalis,” “We” or the “Company”) is a clinical-stage biopharmaceutical company discovering and developing small molecule therapeutics targeting fundamental biological pathways of cancers. The Company’s lead product candidate, azenosertib (ZN-c3), is a potentially first-in-class and best-in-class WEE1 inhibitor for advanced solid tumors and hematologic malignancies. The Company is also developing a BCL-2 inhibitor, ZN-d5, in combination with azenosertib. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. All of the Company’s tangible assets are held in the United States.
Liquidity
Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The Company determined that there are no conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that the interim unaudited condensed consolidated financial statements for the quarter ended September 30, 2023 are issued.
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
Significant Accounting Policies
During the nine months ended September 30, 2023, we adopted the following significant accounting policies not previously reported in the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
If determined to be a business combination, the Company accounts for the transaction under the acquisition method of accounting as indicated in Accounting Standards Update (ASU) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquired entity and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, and non-controlling interest in the acquired entity based on the fair value estimates as of the date of acquisition. In accordance with Accounting Standards Codification (ASC) 805, Business Combinations, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.
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
The total consideration transferred of $45.6 million was comprised of the following components: Fixed consideration of $30 million, representing an up-front payment. Fixed consideration of forgiveness of $9.4 million of outstanding receivables under the Collaboration and License Agreements. Fixed consideration of the return of our 40.3% equity stake in Zentera for de minimis cash consideration. Using the adjusted balance sheet method under the cost approach, the difference between the carrying value of the equity method investment at the time of the transaction and the fair value of the equity method investment after the return of the intellectual property was $13.7 million, which was recognized as a loss on the equity method investment line item in the statement of operations during the second quarter of 2023. Variable consideration of a change in control milestone payment as contingent consideration can be either zero or $15.0 million. The value of the contingent consideration of approximately $0.5 million was calculated using estimates of future discounted cash flows, and other significant estimates including estimates for probability of milestone achievement and discount rates. The value of the contingent consideration for this milestone will be remeasured at fair value at each reporting period with gains and losses reported in the statement of operations, as applicable. We also incurred $0.5 million of acquisition-related costs that were included in the total consideration for the acquired assets. Additional consideration to be paid to Zentera includes a low single digit royalty on net sales of azenosertib, ZN-d5 and ZN-c5 in the Greater China region. These additional payments are payable only after regulatory approval and commercials sales in the Greater China region and are excluded from the transaction price.
The fair value of in-process research and development assets acquired was based on the market approach, which includes significant estimates. These estimates included calibration adjustments for comparable companies, cost estimates, control and marketability discounts, as well as estimates for the probability of success and applicable discount rates. The excess of the fair value of the consideration given in exchange for the Zentera in-process research and development received was accounted for as a contract termination cost. The Company determined to recognize the full amount of $45.6 million in the condensed consolidated statement of operations and comprehensive loss during the nine months ended September 30, 2023.
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
Pursuant with authoritative guidance, we have recorded the identifiable assets, liabilities and noncontrolling interests in the VIE at their fair value upon initial consolidation. The identified goodwill is comprised of the workforce and expected synergies from combining the entities. Total assets and liabilities of Kalyra as of September 30, 2023 and December 31, 2022 are immaterial. The liabilities recognized as a result of consolidating Kalyra do not represent additional claims on our general assets. Pursuant to the authoritative guidance, the equity interest in Kalyra not owned by Zentalis is reported as a noncontrolling interest on our condensed consolidated balance sheets.
The following is a reconciliation of equity (net assets) attributable to the noncontrolling interest (in thousands):

	September 30,	December 31,
	2023	2022
Noncontrolling interest at beginning of period	$221	$528
Net loss attributable to noncontrolling interest	(92)	(307)
Noncontrolling interest at end of period	$129	$221
5. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$87,492	$1	$(69)	$87,424
Corporate debt securities	149,539	10	(82)	149,467
US government agencies	105,258	7	(110)	105,155
US treasury securities	63,956	—	(116)	63,840
	$406,245	$18	$(377)	$405,886

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$296,309	$71	$(587)	$295,793
Corporate debt securities	7,472	—	(26)	7,446
US government agencies	23,970	—	(182)	23,788
US treasury securities	67,904	—	(629)	67,275
	$395,655	$71	$(1,424)	$394,302

As of September 30, 2023, fifty-eight of our available-for-sale debt securities with a fair market value of $347.6 million were in a gross unrealized loss position of $0.4 million. Of those, fifty-eight have been in a gross unrealized loss position of $0.4 million for less than one year and zero have been in a gross unrealized loss position for more than one year. When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of September 30, 2023, because we do not intend to sell these securities, and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	September 30, 2023	December 31, 2022
	Estimated Fair Value
Due within one year	$238,972	$394,302
After one but within five years	166,914	—
	$405,886	$394,302

The Company had $0.5 million in contingent consideration liabilities as of September 30, 2023 related to the agreement to terminate its Collaboration and License Agreements with Zentera. The contingent consideration balance is limited to one potential milestone payment measured at fair value (See Note 3 - Significant Transactions for additional information). The fair value of the contingent consideration is estimated based on the monetary value of the milestone discounted for the probability of achieving the milestone and a present value factor based on the timing of when the milestone is expected to be achieved. The value for the contingent consideration balance is based on significant inputs not observable in the market which represents Level 3 measurement within the fair value hierarchy. This liability did not exist as of December 31, 2022.

The following table summarizes the financial assets and liabilities that are measured on a recurring basis at fair value as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets:
Cash equivalents:
Money market funds	$76,333	$—	$—	$76,333
Commercial paper	10,483	—	—	10,483
US government agencies	14,978	—		14,978
Total cash equivalents:	101,794	—	—	101,794

Available-for-sale marketable securities:
Commercial paper	—	87,424	—	87,424
Corporate debt securities	—	149,467	—	149,467
US government agencies	—	105,155	—	105,155
US treasury securities	63,840	—	—	63,840
Total available-for-sale marketable securities:	63,840	342,046	—	405,886

Total assets measured at fair value	$165,634	$342,046	$—	$507,680
Financial liabilities:
Contingent consideration	$—	$—	$500	$500
Total financial liabilities	$—	$—	$500	$500

	December 31, 2022
	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets:
Cash equivalents:
Money market funds	$26,811	$—	$—	$26,811
Commercial paper	1,998	—	—	1,998
Total cash equivalents:	28,809	—	—	28,809

Available-for-sale marketable securities:
Commercial paper	—	295,793	—	295,793
Corporate debt securities	—	7,446	—	7,446
US government agencies	—	23,788	—	23,788
US treasury securities	67,275	—	—	67,275
Total available-for-sale marketable securities:	67,275	327,027	—	394,302

Total assets measured at fair value	$96,084	$327,027	$—	$423,111
Financial liabilities:
Contingent consideration	$—	$—	$—	$—
Total financial liabilities	$—	$—	$—	$—
The following significant unobservable inputs were used in the valuation of the contingent consideration payable to Zentera pursuant to the Termination Agreement at September 30, 2023.

Contingent Consideration Liability	Fair Value as of September 30, 2023	Valuation Technique	Unobservable Input	Range
	(in thousands)
Milestone payment	$500	Discounted cash flow	Likelihood of occurrence	1.0% - 2.4%
			Discount rate	40%
			Expected term	Perpetuity
The following table reflects the activity for the Company’s contingent consideration, measured at fair value using Level 3 inputs (in thousands):

Contingent consideration at December 31, 2022	$—
Issuance of contingent consideration to Zentera	500
Changes in the fair value of contingent consideration	—
Contingent consideration at September 30, 2023	$500

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2023. We had one instrument that was classified within Level 3 as of September 30, 2023. No instruments were classified as Level 3 as of December 31, 2022. As of September 30, 2023 and December 31, 2022, no material fair value adjustments were required for non-financial assets and liabilities.
6. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid insurance	$1,011	$1,018
Prepaid software licenses and maintenance	435	958
Foreign R&D credit refund	1,024	659
Prepaid research and development expenses	14,188	15,002
Interest receivable	1,931	508
Sublease assets	1,265	—
Zentera receivable	—	5,874
Other prepaid expenses	284	266
Total prepaid expenses and other assets	20,138	24,285
Less long-term portion	8,511	9,723
Total prepaid expenses and other assets, current	$11,627	$14,562
7. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Lab equipment	$3,069	$2,622
Leasehold improvements	4,432	4,891
Office equipment and furniture	1,854	2,065
Computer equipment	150	150
Construction in progress	—	37
Subtotal	9,505	9,765
Accumulated depreciation and amortization	(3,112)	(2,060)
Property and equipment, net	$6,393	$7,705
Depreciation and amortization expense for the three months ended September 30, 2023 and 2022 was approximately $348 thousand and $375 thousand, respectively. Depreciation and amortization expense for the nine months ended September 30, 2023 and 2022 was $1.1 million and $1.1 million, respectively.

8. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued research and development expenses	$29,882	$32,310
Accrued employee expenses	11,159	11,246
Accrued legal expenses	840	1,256
Accrued general and administrative expenses	828	662
Lease liability	2,425	2,162
Contingent consideration	500	—
Taxes payable	654	384
Total accrued expenses	46,288	48,020
Less long-term portion	1,634	2,620
Total accrued expenses	$44,654	$45,400

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

At September 30, 2023, 10,155,201 shares were subject to outstanding awards under the 2020 Plan and 1,021,420 shares were available for future grants of share-based awards under the 2020 Plan.
In July 2022, the Company’s Board of Directors approved the Zentalis Pharmaceuticals, Inc. 2022 Employment Inducement Incentive Award Plan (the “2022 Inducement Plan”), which is used exclusively for the grant of equity awards to new employees as an inducement material to the employees’ entering into employment with the Company. The Board of Directors has reserved 2,275,000 shares of the Company’s common stock for issuance pursuant to awards granted under the 2022 Inducement Plan.
At September 30, 2023, 1,580,825 shares were subject to outstanding awards under the 2022 Inducement Plan and 694,175 shares were available for future grants of share-based awards under the 2022 Inducement Plan.
Total share-based compensation expense related to share based awards was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expense	$5,854	$4,526	$17,712	$14,723
General and administrative expense	8,013	5,791	23,230	22,505
Total share-based compensation expense	$13,867	$10,317	$40,942	$37,228
Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock Options	$10,408	$8,999	$31,222	$29,301
Employee Stock Purchase Plan	87	93	303	305
RSAs and RSUs	3,372	1,225	9,417	7,622
	$13,867	$10,317	$40,942	$37,228

Stock Options and Restricted Stock Units
The exercise price of stock options granted is equal to the closing price of the Company’s common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company estimates expected volatility based on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company uses the “simplified method” for estimating the expected term of employee options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years). The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not issued any dividends and does not expect to issue dividends over the life of the options. As a result, the Company has estimated the dividend yield to be zero. The fair value of the stock options granted during the nine months ended September 30, 2023 and September 30, 2022 was determined with the following assumptions:

	September 30, 2023	September 30, 2022
Expected volatility	77.5% - 80.8%	73.6% - 80.5%
Average expected term (in years)	5.5 - 6.1	6.0 - 6.5
Risk-free interest rate	3.4% - 4.2%	1.5% - 3.3%
Expected dividend yield	—%	—%
Employee Stock Purchase Plan
Effective April 2020, the Company’s Board of Directors adopted, and the Company’s stockholders approved the Zentalis Pharmaceuticals, Inc. 2020 Employee Stock Purchase Plan (the “ESPP”), which was subsequently amended and restated effective March 15, 2021. The maximum aggregate number of shares of the Company’s common stock available for issuance under the ESPP at September 30, 2023 was 1,913,160. Under the terms of the ESPP, the Company’s employees may elect to have up to 20% of their compensation, up to a maximum value of $25,000 per calendar year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lower of the fair market value per share (at closing) of the Company’s common stock on (i) the first trading day of a six-month offering period, or (ii) the applicable purchase date, defined as the last trading day of the six-month offering period. The weighted average assumptions used to estimate the fair value of stock purchase rights under the ESPP during the period ended are as follows:

Ended September 30, 2023
ESPP
Volatility	94.2%
Expected term (years)	0.5
Risk free rate	4.9%
Expected dividend yield	—
Compensation Expense Summary
Total unrecognized estimated compensation cost by type of award and the weighted average requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	September 30, 2023
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$108,520	2.87
RSAs	16	0.25
RSUs	27,849	2.69
ESPP	$—	0

During the nine months ended September 30, 2023, we issued 54.3 thousand shares of common stock in connection with the exercises of stock options. For the nine months ended September 30, 2023, 116.9 thousand shares of common stock issued in conjunction with certain restricted stock awards (“RSAs”), vested. Outstanding stock options, unvested RSAs, and unvested RSUs totaling approximately 10.3 million shares, 4.4 thousand shares and 1.5 million shares of our common stock, respectively, were outstanding as of September 30, 2023.

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

Leases
Our commitments include payments related to operating leases. Approximate annual future minimum operating lease payments as of September 30, 2023 are as follows (in thousands):

Year	Operating Leases
2023 (remaining)	$1,548
2024	6,486
2025	6,799
2026	7,278
2027	7,451
Thereafter	38,778
Total minimum lease payments:	68,340
Less: imputed interest	(22,649)
Total operating lease liabilities	45,691
Less: current portion	(2,425)
Lease liability, net of current portion	$43,266
The weighted-average remaining lease term of our operating leases is approximately 9.0 years.
On March 6, 2023, we entered into a sublease agreement pursuant to which we sublet the office space located at 1359 Broadway, Suites 1710 and 1800 in New York, New York to a subtenant. As a result of certain triggering events, we performed an interim impairment test by comparing the carrying value of the long-lived asset group to its estimated fair value, which was determined based on the income approach using a discounted cash flow model. Estimates and assumptions used in the model included projected cash flows and a discount rate. As a result, we recorded an impairment expense of $5.0 million within our operating expenses against our operating lease right-of-use asset and fixed assets associated with our New York lease during the nine months ended September 30, 2023. For the nine months ended September 30, 2023, we recorded lease income of $0.6 million relating to this sublease.

11. Net Loss Per Common Share
Basic and diluted net loss per common share were calculated as follows (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to Zentalis	$(55,528)	$(54,401)	$(231,274)	$(181,835)
Denominator:
Weighted average number of common shares outstanding, basic and diluted	70,612	56,807	63,601	51,098
Net loss per common share	$(0.79)	$(0.96)	$(3.64)	$(3.56)
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

	September 30,
	2023	2022
Outstanding stock options	10,260	7,671
Unvested RSAs	4	172
Unvested RSUs	1,476	468
	11,740	8,311
12. Related Party Disclosures
Tempus
Kimberly Blackwell, M.D., our Chief Executive Officer and a member of our Board of Directors, was previously employed by Tempus Labs, Inc. ("Tempus") and served as an advisor of Tempus until June 2023, at which time Tempus ceased to be a related party of Zentalis. The Company entered into a Master Services Agreement with Tempus in December 2020 to provide data licensing and research services. There were $0.5 million and immaterial fees incurred for services performed by Tempus for the period in which Tempus was a related party in 2023 and for the nine months ended September 30, 2022, respectively.

Zentera

Kevin D. Bunker, Ph.D., our Chief Scientific Officer, served as a member of the Board of Directors of Zentera until June 2023, when Dr. Bunker resigned in connection with the termination of our Collaboration and License Agreements with Zentera and the sale of our 40.3% equity stake in Zentera back to Zentera. For additional information, please see Note 3. Accordingly, the Company identified Zentera as a related party up until the date of termination.

In May 2020, each of our wholly owned subsidiaries, Zeno Alpha, Inc., K-Group Alpha, Inc. and K-Group Beta, Inc., entered into Collaboration and License Agreements, pursuant to which we collaborated with Zentera on the development and commercialization of the Zentera Collaboration Products, in Greater China. Under the terms of the Collaboration and License Agreements with Zentera, Zentera was responsible for the costs of developing the Zentera Collaboration Products in Greater China, and we were responsible for the costs of developing the Zentera Collaboration Products outside Greater China, provided that Zentera was obligated to reimburse us for a portion of its costs for global data management, pharmacovigilance, safety database management, and chemistry, manufacturing and controls activities with respect to each Zentera Collaboration Product. For the periods in which Zentera was a related party in 2023 and for the nine months ended September 30, 2022, the amounts incurred under this arrangement totaled $3.5 million and $8.3 million, respectively, and are presented as contra-research and development expense in the consolidated statement of operations. As disclosed above, these Collaboration and License Agreements were terminated in June 2023 at which time Zentera ceased to be a related party of Zentalis.
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
Overview
We are a clinical-stage biopharmaceutical company focused on discovering and developing small molecule therapeutics targeting fundamental biological pathways of cancers. Our lead product candidate, azenosertib (ZN-c3), is a potentially first-in-class and best-in-class WEE1 inhibitor for advanced solid tumors and hematological malignancies. Azenosertib is being evaluated as a monotherapy and in combination across multiple ongoing clinical trials. In clinical trials, azenosertib has been well tolerated and has demonstrated anti-tumor activity as a single agent across multiple tumor types and in combination with several chemotherapy backbones. As part of our azenosertib clinical development program, we are exploring enrichment strategies targeting tumors of high genomic instability, such as Cyclin E1 positive tumors and homologous recombination deficient tumors. We are also developing a BCL-2 inhibitor, ZN-d5, in combination with azenosertib, and we believe we are the only company that has both a WEE1 inhibitor and a BCL-2 inhibitor in clinical development. We currently exclusively in-license or solely own worldwide development and commercialization rights to azenosertib and ZN-d5.

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

Our Pipeline

The following table summarizes our product candidate pipeline:

Our Development Programs

Azenosertib (WEE1 Inhibitor)

Azenosertib is a potentially best-in-class and first-in-class oral, small molecule WEE1 inhibitor. The inhibition of WEE1, a DNA damage response kinase, drives cancer cells into mitosis without being able to repair damaged DNA, resulting in cell death and thereby preventing tumor growth and potentially causing tumor regression. Currently, there are no WEE1 inhibitors approved by the U.S. Food and Drug Administration, or FDA. We have designed azenosertib to have advantages over other investigational therapies targeting WEE1, including superior selectivity and pharmacokinetic, or PK, properties. Azenosertib is currently being evaluated in the clinic for advanced solid tumors and hematological malignancies as a monotherapy, in combination with traditional chemotherapy and other DNA damaging agents, and in combination with molecularly targeted agents. We are targeting the submission of our first New Drug Application, or NDA, for azenosertib in a gynecologic malignancy in 2026.

The following clinical trials are part of the azenosertib clinical development program:

•Clinical Trial of Azenosertib in Platinum Sensitive Ovarian Cancer (PSOC). We are planning to initiate a clinical trial evaluating azenosertib in PSOC patients in the first-line maintenance setting. We expect to disclose additional details with respect to this trial in the second half of 2024, and initiate this trial in 2025.
•Monotherapy - Phase 2 Clinical Trial in Cyclin E1 Driven High-Grade Serous Ovarian Cancer, Fallopian Tube, or Primary Peritoneal Cancer (HGSOC) (DENALI - ZN-c3-005). We are evaluating azenosertib as a monotherapy in a Phase 2 clinical trial in patients with Cyclin E1 positive platinum resistant HGSOC. Our Cyclin E1 positive enrichment strategy is supported by preclinical data that showed that high Cyclin E1 protein expression sensitized cancer cells to the anti-tumor effects of azenosertib as well as preliminary retrospective clinical data that Cyclin E1 protein levels may be associated with clinical benefit from WEE1 inhibition. In addition, in April 2023, we announced preclinical data at the 2023 American Association for Cancer Research, or AACR, Annual Meeting that demonstrated that azenosertib drove cancer cell death in Cyclin E1-high tumor cells in vitro and substantially inhibited growth of Cyclin E1-high, patient derived, in vivo tumor models. We expect to disclose topline data from this trial in the first half of 2025.

•Monotherapy/Combination - Phase 1/2 Clinical Trial of Azenosertib as a Monotherapy and with PARP Inhibitor (PARPi) in Platinum Resistant Ovarian Cancer (PROC) (MAMMOTH - ZN-c3-006). We are evaluating azenosertib as a monotherapy and in combination with GSK's PARP inhibitor, niraparib (ZEJULA®), in a Phase 1/2 clinical trial in PROC patients who have failed PARPi treatment as part of a clinical collaboration with GSK. This study is currently evaluating three cohorts: one with concurrent dosing of the two drugs, one with alternating dosing of the two drugs, and a third with monotherapy azenosertib at 400 mg, 5 days on, 2 days off. This clinical study is supported by preclinical data that showed that combining azenosertib and niraparib resulted in synergistic cell killing in ovarian cancer in vivo models. We expect to disclose topline data from this trial in the second half of 2024.

•Monotherapy - Phase 2 Clinical Trial in Recurrent or Persistent Uterine Serous Carcinoma (USC) (TETON - ZN-c3-004). Azenosertib is currently being evaluated as a monotherapy in a Phase 2 clinical trial in patients with USC. As of a September 14, 2022 data cutoff, a total of 43 patients were enrolled and dosed. Azenosertib was well tolerated. The most common treatment related adverse events, or AEs, were nausea (60.5% all grades/9.3% grade 3 or higher), fatigue (46.5% all grades/9.3% grade 3 or higher), diarrhea (37.2% all grades/7.0% grade 3 or higher) and vomiting (32.6% all grades/7.0% grade 3 or higher). The FDA granted Fast Track designation in November 2021 to azenosertib in patients with advanced or metastatic USC who have received at least one prior platinum-based chemotherapy regimen for management of advanced or metastatic disease. We believe that the study design in this patient population has the potential to support registration in the United States. We expect to disclose topline data from this trial in the second half of 2025.

•Combination - Phase 1b Clinical Trial of Azenosertib and Chemotherapy in PROC (ZN-c3-002). Azenosertib is currently being evaluated in combination with each of paclitaxel, carboplatin, PLD, and gemcitabine in four separate cohorts in a Phase 1b clinical trial in patients with PROC. On May 25, 2023, we announced positive data from this Phase 1b clinical trial. Azenosertib was well tolerated in combination with multiple types of chemotherapy and demonstrated encouraging clinical activity, with noteworthy objective response rates, or ORRs, and median progression free survival, or mPFS, in all patients, but especially in those patients with Cyclin E1 positive tumors, a subgroup recognized to have a poor prognosis and to show relatively poor outcomes following treatment with chemotherapy. A total of 115 patients were enrolled in the study across all chemotherapy combination groups. At April 10, 2023, 94 were response evaluable. Across all dosing schedules, azenosertib plus paclitaxel demonstrated the highest ORR of 50.0% (mPFS of 7.4m; mDOR of 5.6m), followed by an ORR of 38.5% (mPFS of 8.3m; mDOR of 6.2m) for azenosertib plus gemcitabine. Azenosertib plus carboplatin demonstrated an ORR of 35.7% (mPFS of 10.4m; mDOR of 11.4m), and azenosertib plus PLD demonstrated an ORR of 19.4% (mPFS of 6.3m; mDOR of 8.3m). Of patients who had available tissue for immunohistochemistry, or IHC, 87% were Cyclin E1+ (H-score >50). Cyclin E1+ status was associated with a superior ORR and a longer mPFS across the response-evaluable patient population with IHC data (ORR of 40.0% vs 8.3%; mPFS of 9.86 vs 3.25 months; HR = 0.37; P = 0.0078), showcasing the potential synergy of WEE1 inhibition with chemotherapy in this patient population. Frequent Grade ≥3 treatment-related adverse events, or TRAEs, (%) across all azenosertib intermittent dosing groups were thrombocytopenia (27.5%), neutropenia (25.5%), anemia (15.7%), and fatigue (9.8%).

•Monotherapy - Phase 1b Dose Finding Clinical Trial in Solid Tumors (ZN-c3-001). We are currently evaluating azenosertib as a monotherapy in a Phase 1b dose finding clinical trial for the treatment of solid tumors. On June 6, 2023, we announced positive data from this clinical trial. As of April 24, 2023, a total of 127 heavily pretreated patients with advanced solid tumors were enrolled and received monotherapy azenosertib at doses ≥ 300 mg on either continuous daily dosing or intermittent weekly administration schedules. Across all tumor types, 74 patients received azenosertib on a continuous dosing schedule and 53 patients received azenosertib on an intermittent dosing schedule. When evaluating continuous versus intermittent at comparable clinically meaningful dose levels, the data are the following: intermittent dosing maintained safety and improved tolerability of azenosertib as compared to continuous dosing. Gastrointestinal, fatigue, and hematologic Grade 3 and 4 TRAEs were comparable or favorable versus continuous dosing. No discontinuations due to TRAEs were observed in the intermittent cohorts. Steady state exposure, as measured by AUC0-24, more than doubled at the intermittent dose of 400 mg, 5 days on, 2 days off, compared to AUC observed at 300 mg daily with continuous administration, and intermittent dosing achieved higher maximal concentration levels as compared to continuous administration. As of June 2, 2023, the confirmed ORR in patients treated with intermittent dosing was 36.8% (7/19), versus 19.2% (5/26) in those who received a continuous dosing. In the response evaluable patients who received intermittent dosing azenosertib, the confirmed ORR was 50% in USC and 30.8% in ovarian cancer. 89% of ovarian cancer and USC patients who received an intermittent dosing schedule had target lesion reductions from their baseline scans. Patients in this subgroup who received an intermittent dosing schedule had a median follow up of 4.4 months, and 63% (12/19) patients remained on therapy as of June 2, 2023. On November 6, 2023, we announced updated data from this trial. Data from October 25, 2023 in the same population of patients (ovarian cancer and USC patients) that were response-evaluable on June 2, 2023, showed that there continued to be a 36.8% (7/19) ORR in these patients. As compared to the June 2, 2023 data, the median follow-up for patients in this subgroup increased to 9.2 months and the mPFS increased to 6.5 months. As of September 27, 2023, azenosertib continued to demonstrate a favorable safety and tolerability profile with additional safety-evaluable patients and longer follow-up. We expect to disclose the final results from this trial in the second half of 2024.

•Combination - Phase 1 Clinical Trial of Azenosertib and Chemotherapy in Relapsed or Refractory Osteosarcoma (ZN-c3-003). We completed the dose escalation portion of the Phase 1 clinical trial of azenosertib in combination with gemcitabine in adult and pediatric patients with R/R osteosarcoma. We have identified a proposed recommended Phase 2 dose of azenosertib in combination with gemcitabine in this patient population and have seen clinically meaningful activity. We expect that azenosertib in combination with gemcitabine will continue to be evaluated in osteosarcoma in an investigator-initiated trial. We received orphan drug designation and rare pediatric disease designation from the FDA for azenosertib in osteosarcoma. We expect to disclose the final results from this trial in the first half of 2024.

•Combination - Phase 1/2 Clinical Trial of Azenosertib with Encorafenib and Cetuximab (BEACON Regimen) in BRAF V600E Mutant Metastatic Colorectal Cancer (mCRC) (ZN-c3-016). We are collaborating with Pfizer to evaluate azenosertib in combination with encorafenib and cetuximab, an FDA-approved standard of care known as the BEACON regimen, in patients with BRAF V600E mutant mCRC in a Phase 1/2 clinical trial. In preclinical studies, WEE1 inhibition has shown synergy with many targeted agents in mutationally driven cancers, and the addition of azenosertib to the BEACON regimen enhanced anti-tumor activity in a cell-line-derived xenograft model. We initiated enrollment in this clinical trial in the first quarter of 2023, and expect to disclose the initial data from this trial in the second half of 2024.

•Combination - Phase 1/2 Clinical Trial of Azenosertib and Chemotherapy in Pancreatic Cancer. We have also agreed to support the Dana Farber-sponsored Phase 1/2 clinical trial evaluating azenosertib and chemotherapy (gemcitabine) in platinum resistant pancreatic cancer patients.

•Combination – Phase 1/2 Clinical Trial of Azenosertib, Chemotherapy and Pembrolizumab, in Triple Negative Breast Cancer (TNBC). We have also agreed to support the Dana Farber-sponsored Phase 1/2 clinical trial evaluating azenosertib, chemotherapy (carboplatin) and pembrolizumab, in patients with TNBC.
ZN-d5 (BCL-2 Inhibitor)

ZN-d5 is a potentially best-in-class, selective, oral small molecule inhibitor of BCL-2. BCL-2 is a protein that plays a critical role in the regulation of cell death, known as apoptosis. The overexpression of BCL-2 is frequently detected in numerous cancer types, which prevents apoptosis of cancer cells. Utilizing our medicinal chemistry expertise, we have designed ZN-d5 to have best-in-class potency, selectivity and PK properties. ZN-d5 is currently being evaluated in the clinic in patients with R/R AML in combination with azenosertib.

The following trials are part of the ZN-d5 clinical development program:

•Monotherapy - Phase 1 Clinical Trial in Relapsed or Refractory Light Chain Amyloidosis (R/R AL Amyloidosis) (ZN-d5-003). We completed the dose escalation portion of the Phase 1 clinical trial of ZN-d5 as a monotherapy in R/R AL amyloidosis. A preliminary efficacy signal was observed in patients with R/R AL amyloidosis with a hematologic response rate of 40% in patients treated with at least 400 mg daily of ZN-d5. ZN-d5 was well tolerated with few TRAEs. The proposed monotherapy dose has been identified as 800 mg daily. We do not plan to develop ZN-d5 further for this indication in order to focus our resources on the azenosertib franchise opportunity, including the azenosertib plus ZN-d5 combination.

•Monotherapy - Phase 1 Clinical Trial in Non-Hodgkin Lymphoma (NHL) (ZN-d5-001). We met the primary safety and PK endpoint of our Phase 1 dose escalation trial evaluating ZN-d5 as a monotherapy in patients with NHL and are now closing this trial. We do not plan to develop ZN-d5 further for this indication in order to focus our resources on the azenosertib franchise opportunity, including the azenosertib plus ZN-d5 combination.

•Combination - Phase 1/2 Clinical Trial of ZN-d5 and Azenosertib in Relapsed or Refractory Acute Myeloid Leukemia (R/R AML) (ZN-d5-004C). ZN-d5 is being evaluated in combination with azenosertib in a Phase 1/2 dose escalation clinical trial in patients with R/R AML. The Phase 1 portion of this trial will escalate the doses of both drugs to identify the dose for the combination, which will be assessed in Phase 2 expansion cohort(s). This study is expected to enroll up to approximately 100 patients. This clinical trial is supported by preclinical models that showed that the combination of ZN-d5 with azenosertib yielded a significant enhancement of activity in several indications, including R/R AML, as compared to activity shown with either of these product candidates as a single agent. Preclinical models also showed that the combination of ZN-d5 with azenosertib was well tolerated in mice. We believe we are the only company to have both a WEE1 inhibitor and a BCL-2 inhibitor in clinical development. We expect to disclose the initial data from this trial in the second half of 2024.

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

Since inception, we have incurred significant operating losses. Our net losses were $237.1 million for the year ended December 31, 2022, and $231.4 million and $182.1 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. We had an accumulated deficit of $827.6 million as of September 30, 2023. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We had cash, cash equivalents and marketable securities of $516.6 million as of September 30, 2023. We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements into 2026. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

License Agreements and Strategic Collaborations
Recurium IP Holdings, LLC License Agreement
In December 2014, our wholly owned subsidiary, Zeno Pharmaceuticals, Inc., entered into a license agreement (the “Recurium Agreement”) with Recurium IP Holdings, LLC (“Recurium IP”), which was subsequently amended, under which Zeno Pharmaceuticals, Inc. was granted an exclusive worldwide license to certain intellectual property rights owned or controlled by Recurium IP to develop and commercialize pharmaceutical products for the treatment or prevention of disease, other than for providing pain relief. Following certain corporate restructuring disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, our wholly owned subsidiary, Zeno Management, Inc. (“ZMI”), became the Zentalis contracting party to the Recurium Agreement. The intellectual property rights exclusively licensed by ZMI under the Recurium Agreement include certain intellectual property covering azenosertib and ZN-d5. ZMI has the right to sublicense its rights under the Recurium Agreement, subject to certain conditions. ZMI is required to use commercially reasonable efforts to develop and commercialize at least one product that comprises or contains a compound modulating one of ten specific biological targets and to execute certain development activities.

Under the terms of the Recurium Agreement, ZMI is obligated to make development and regulatory milestone payments, pay royalties on net sales, and make certain sublicensing payments with respect to products that comprise or contain a compound modulating one of ten specific biological targets, including azenosertib and ZN-d5. ZMI is obligated to make development and regulatory milestone payments for each such licensed product of up to $44.5 million. In addition, ZMI is obligated to make milestone payments of up to $150,000 for certain licensed products used in animals. ZMI is also obligated to pay royalties on sales of such licensed products at a mid- to high-single digit percentage. In addition, if ZMI chooses to sublicense or assign to any third parties its rights under certain patents exclusively in-licensed under the Recurium Agreement, ZMI must pay to Recurium IP 20% of certain sublicensing income received in connection with such transaction.

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
GlaxoSmithKline Clinical Trial Collaboration and Supply Agreement

In April 2021, we entered into a clinical trial collaboration and supply agreement with GSK under which we are evaluating the combination of azenosertib and niraparib, GSK’s poly (ADP-ribose) polymerase (PARP) inhibitor, in patients with platinum resistant ovarian cancer. Pursuant to this agreement, we are responsible for the conduct and cost of the relevant studies, under the supervision of a joint development committee made up of our representatives and representatives of GSK that meets quarterly. GSK is supplying niraparib for use in the collaboration, at no cost to us. We are required to provide to GSK clinical data and other reports upon completion of the study.

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
The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Azenosertib	$18,941	$12,333	$45,728	$36,480
ZN-d5	3,150	5,694	13,648	7,145
Unallocated research and development expenses	24,674	24,154	78,657	88,493
Total research and development expenses	$46,765	$42,181	$138,033	$132,118
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
Results of Operations
Comparison of Three Months Ended September 30, 2023 to Three Months Ended September 30, 2022
The following table summarizes our results of operations for the periods indicated, together with the changes in those items in dollars:

	Three Months Ended September 30,		Increase (Decrease)
	2023	2022
	(in thousands)
Operating expenses
Research and development	$46,765	$42,181	$4,584
General and administrative	15,953	12,012	3,941
Total operating expenses	62,718	54,193	8,525
Loss from operations	(62,718)	(54,193)	(8,525)
Investment and other income, net	7,209	1,905	5,304
Net loss before income taxes	(55,509)	(52,288)	(3,221)
Income tax (benefit) expense	31	(159)	190
Loss on equity method investment	—	2,371	(2,371)
Net loss	(55,540)	(54,500)	(1,040)
Net loss attributable to noncontrolling interest	(12)	(99)	87
Net loss attributable to Zentalis	$(55,528)	$(54,401)	$(1,127)
Research and Development Expenses
Research and development, or R&D, expenses for the three months ended September 30, 2023 were $46.8 million, compared to $42.2 million for the three months ended September 30, 2022. The increase of $4.6 million was primarily due to $3.2 million of costs shared with Zentera in the prior period, a $2.6 million increase related to personnel expenses, of which $1.4 million related to non-cash stock-based compensation expense, and $0.8 million related to consulting costs. These increases were partially offset by decreases of $1.3 million and $0.7 million in facility expenses and clinical expenses, respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2023 were $16.0 million, compared to $12.0 million during the three months ended September 30, 2022. This increase of $4.0 million was primarily attributable to a $2.9 million increase in personnel expenses, of which $2.2 million related to non-cash stock-based compensation expense, and a $1.1 million increase related to facilities and outside services.

Investment and Other Income, Net
Investment and other income, net was $7.2 million for the three months ended September 30, 2023, compared to $1.9 million for the three months ended September 30, 2022. The increase of $5.3 million was primarily driven by returns on an increase of invested cash and marketable securities and $0.4 million of income from the sublease of our New York office.

Loss on Equity Method Investment
We did not record a loss on equity method investment for the three months ended September 30, 2023 compared to $2.4 million for the three months ended September 30, 2022. During the three months ended June 30, 2023, we divested our equity method investment.
Comparison of Nine Months Ended September 30, 2023 to Nine Months Ended September 30, 2022

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022
	(in thousands)
Operating expenses
Research and development	$138,033	$132,118	$5,915
Zentera in-process research and development	45,568	—	45,568
General and administrative	47,986	43,415	4,571
Total operating expenses	231,587	175,533	56,054
Loss from operations	(231,587)	(175,533)	(56,054)
Other Income (Expense)
Investment and other income, net	15,769	2,755	13,014
Net loss before income taxes	(215,818)	(172,778)	(43,040)
Income tax benefit	(466)	(109)	(357)
Loss on equity method investment	16,014	9,460	6,554
Net loss	(231,366)	(182,129)	(49,237)
Net loss attributable to noncontrolling interest	(92)	(294)	202
Net loss attributable to Zentalis	$(231,274)	$(181,835)	$(49,439)
Research and Development Expenses
R&D expenses for the nine months ended September 30, 2023 were $138.0 million, compared to $132.1 million for the nine months ended September 30, 2022. The increase of $5.9 million was primarily due to a $4.8 million increase in expense relating to our cost sharing relationship with Zentera that was terminated in June 2023, a $3.1 million increase in non-cash stock-based compensation, a $2.2 million increase in facilities and overhead expenses and a $1.6 million increase in consulting expenses. These increases were partially offset by decreases of $3.2 million and $2.6 million in clinical trial expenses and collaborations expenses, respectively.

Zentera In-process Research and Development Expenses

Zentera In-process Research and Development expenses for the nine months ended September 30, 2023 were $45.6 million, compared to zero for the nine months ended September 30, 2022. The increase was due to $45.6 million of total cash and non-cash consideration transferred to Zentera for in-process research and development during the nine months ended September 30, 2023 relating to the termination of our collaboration with Zentera.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2023 were $48.0 million, compared to $43.4 million during the nine months ended September 30, 2022. This increase of $4.6 million was primarily attributable to a $5.0 million operating lease impairment charge and $0.8 million related to personnel expenses. This was partially offset by a $1.2 million decrease in facilities and overhead expenses.

Investment and Other Income, Net
Investment and other income, net was $15.8 million for the nine months ended September 30, 2023, compared to $2.8 million for the nine months ended September 30, 2022. The increase of $13.0 million was primarily driven by returns on an increase of invested cash and marketable securities and $0.6 million of income from the sublease of our New York office.
Income Tax Benefit
For the nine months ended September 30, 2023 and September 30, 2022, we recorded an income tax benefit of $0.5 million and $0.1 million, respectively. Due to the termination of our relationship with Zentera, we wrote off our deferred tax liability related to the equity method investment which resulted in a net tax benefit for the nine months ended September 30, 2023.
Loss on Equity Method Investment
The loss on equity method investment for the nine months ended September 30, 2023 was $16.0 million compared to $9.5 million for the nine months ended September 30, 2022. The increase of $6.5 million was driven by a one time charge recorded to reflect the fair value of the equity returned to Zentera valued after the return of the intellectual property to Zentalis, which related to the termination of our collaboration with Zentera.
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
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity securities. From inception through September 30, 2023, we raised a total of $1.2 billion in gross proceeds from the sale of our common stock and Series A, B and C convertible preferred units, including a total of $250.0 million in gross proceeds from our follow-on offering in June 2023. As of September 30, 2023, we had cash, cash equivalents, and marketable securities of $516.6 million, and an accumulated deficit of $827.6 million. We maintain the majority of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. We had no indebtedness as of September 30, 2023.

ATM Program
In May 2021, we entered into a sales agreement, or the Sales Agreement, with Leerink Partners LLC as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $200.0 million in “at-the-market” offerings, or the ATM, under our Registration Statement on Form S-3 (File No. 333-255769) filed with the U.S. Securities and Exchange Commission, or the SEC, on May 4, 2021. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act of 1933, as amended, or the Securities Act, including sales made directly through The Nasdaq Global Market or any other existing trading market for our common stock. During the quarter ended September 30, 2023, we did not sell any shares of common stock under the Sales Agreement. As of September 30, 2023, there was $140.3 million of common stock remaining available for sale under the Sales Agreement.
Cash Flows
The following table summarizes our sources and uses of cash for the period presented:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(167,223)	$(126,422)
Net cash used in investing activities	(2,398)	(102,286)
Net cash provided by financing activities	237,303	211,302
Net increase (decrease) in cash and cash equivalents	$67,682	$(17,406)

Operating Activities
We have incurred losses since inception. Net cash used in operating activities for the nine months ended September 30, 2023 was $167.2 million, consisting primarily of our net loss of $231.4 million as we incurred expenses associated with research and development activities for our product candidates and incurred general and administrative expenses, as well as changes in operating assets and liabilities of $4.4 million, partially offset by non-cash adjustments of $68.6 million.
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
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2023 of $2.4 million was attributable to the proceeds from maturities of marketable securities of $451.2 million, offset by net investment of excess cash of $453.2 million and the purchases of property and equipment of $0.4 million.
Net cash used in investing activities for the nine months ended September 30, 2022 of $102.3 million was attributable to the proceeds from maturities of marketable securities of $307.3 million, offset by net investment of excess cash of $407.2 million and the purchases of property and equipment of $2.4 million.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2023 of $237.3 million primarily relates to the June 2023 follow-on offering, which provided net cash of $235.7 million. An additional $1.6 million was provided from the issuance of common stock under equity incentive plans during the nine months ended September 30, 2023.
Net cash provided by financing activities for the nine months ended September 30, 2022 of $211.3 million primarily relates to the May 2022 follow-on offering, which provided net cash of $188.8 million, and the April 2022 direct offering to Pfizer, which provided net cash of $20.5 million. Of the $25.0 million gross proceeds received from Pfizer, $4.2 million of the proceeds represented a premium in excess of the fair value of our common stock on the date of the investment. This amount has been recorded as accrued research and development expense on the unaudited condensed consolidated balance sheet and will be recognized as a reduction of research and development expense over the term of the collaboration. An additional $2.0 million was provided from the issuance of common stock under equity incentive plans during the nine months ended September 30, 2022.
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
We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements into 2026. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred net losses in each reporting period since our inception, we have not generated any revenue from product sales to date, and we have financed our operations principally through private financings, our initial public offering, or IPO, and follow-on public offerings of our common stock. We have incurred net losses of $237.1 million for the year ended December 31, 2022, and $231.4 million and $182.1 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $827.6 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential products.

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
Our business depends entirely on the successful discovery, development and commercialization of our product candidates. We currently generate no revenues from sales of any products. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any future collaborator’s ability, to achieve a number of objectives, including:
•successful and timely completion of preclinical and clinical development of our product candidates, including azenosertib and ZN-d5 and any other future product candidates, as well as the associated costs, including any unforeseen costs we have incurred and may continue to incur as a result of preclinical study or clinical trial delays due to public health emergencies, U.S. and global economic issues, including rising inflation and interest rates, or ongoing military conflicts, among other causes;
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we initiate and conduct clinical trials of, and seek marketing approval for, azenosertib, ZN-d5 and any of our other product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond our expectations if we are required by the FDA, the European Medicines Agency, or the EMA, or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. We may also incur costs related to collaborating with certain diagnostic companies for the development, manufacturing and supply of diagnostic tools for biomarkers associated with our product candidates and any future product candidates. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for any of our product candidates, including azenosertib and ZN-d5, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We have also incurred, and expect to continue to incur, additional costs associated with operating as a public company, particularly now that we are no longer an emerging growth company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations.
As of September 30, 2023, we had cash and cash equivalents and marketable securities of $516.6 million. Based on current business plans, we believe that our existing cash, cash equivalents and marketable securities as of September 30, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements into 2026, but will not be sufficient to fund all of the activities that are necessary to complete the development of our product candidates. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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
•the maintenance of existing, or the establishment of new, scaled production arrangements with third-party manufacturers to obtain finished products that are appropriate for commercial sale of our product candidates, if approved, including for supplies of drugs that we are testing in combination with our product candidates;
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
We have and in the future may seek third-party collaborators for the research, development and commercialization of one or more of our product candidates. For example, we are collaborating with Pfizer, GSK and Dana Farber on the development of azenosertib. Our likely collaborators in any future collaboration arrangements we may enter into include large and mid-size pharmaceutical companies and biotechnology companies. If we were to enter into any collaboration arrangements with third parties, those agreements may limit our control over the amount and timing of resources that our collaborators dedicate to the development and commercialization of any product candidates we may seek to develop with them. We cannot predict the success of any collaboration in which we have entered or may enter. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.
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
Before obtaining marketing approval from the FDA or other comparable ex-U.S. regulatory authorities for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete and its ultimate outcome is uncertain. A failure of one or more clinical trials can occur at any stage of the process. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials, including that potential biomarkers, even if validated preclinically, may not be functionally validated in clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs. We cannot guarantee that the FDA or comparable ex-U.S. regulatory authorities will interpret trial results as we do, and more trials could be required before we are able to submit applications seeking approval of our product candidates, which may require us to expend significant resources that may not be available to us and/or cause delays in our planned timelines. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.
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
In particular, there is intense competition in the fields of oncology we are pursuing. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, emerging and start-up companies, universities and other research institutions. We also compete with these organizations to recruit management, scientists and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We also face competition in establishing clinical trial sites, enrolling subjects for clinical trials and in identifying and in-licensing new product candidates.
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
Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most recently, on August 16, 2022, the IRA was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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
Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For instance, the EU General Data Protection Regulation, or GDPR, went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area, or EEA, or in the context of our activities in the EEA. In addition, some of the personal data we process in respect of clinical trial participants is special category or sensitive personal data under the GDPR, and subject to additional compliance obligations and to local law derogations. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements, administrative penalties and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions). Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the European Economic Area, or EEA,and the United States remains uncertain. Case law from the Court of Justice of the European Union, or CJEU, states that reliance on the standard contractual clauses—a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism—alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On October 7, 2022, President Biden signed an Executive Order on “Enhancing Safeguards for United States Intelligence Activities” which introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the United States and which formed the basis of the new EU-US Data Privacy Framework, or the DPF, as released on December 13, 2022. The DPF also introduced a new redress mechanism for EU and UK citizens which addresses a key concern in the previous CJEU judgments and may mean transfers under standard contractual clauses are less likely to be challenged in the future. The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We currently rely on the EU standard contractual clauses, the UK Addendum to the EU standard contractual clauses and the UK International Data Transfer Agreement, as relevant, to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third party transfers. We may also rely on individual consent to transfer personal data in certain circumstances. Following a period of legal complexity and uncertainty regarding international personal data transfers, particularly to the United States, we expect the regulatory guidance and enforcement landscape to continue to develop, in relation to transfers to the United States and elsewhere. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.
Further, from January 1, 2021, we have had to comply with both the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in United Kingdom national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of £17.5 million or 4% of global turnover. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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
Our results of operations could be adversely affected by general conditions in the U.S. and global economy and in the U.S. and global financial markets. For example, the recent global economic downturn has caused rising inflation and interest rates and has led to extreme volatility and disruptions in the capital and credit markets. A worsening or prolonged economic downturn or recession could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, and cause the prices of our supplies to increase or cause our customers to delay making payments for our services. In addition, current military conflicts could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions have and may in the future be initiated by nations including the U.S., the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
We are a party to license agreements under which we are granted rights to intellectual property that are important to our business and we may enter into additional license agreements in the future. For example, our wholly owned subsidiary, ZMI, is party to a license agreement with Recurium IP under which we have an exclusive license to certain intellectual property rights, including certain intellectual property covering azenosertib and ZN-d5 product candidate.
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
Manufacturing drugs, especially in large quantities, is complex and may require the use of innovative technologies. Each lot of an approved drug product must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing drugs requires facilities specifically designed for and validated for this purpose, and sophisticated quality assurance and quality control procedures are necessary. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, stock recovery or spoilage. Any stock recovery of the manufacturing lots or similar action regarding our product candidates used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. The use of biologically derived ingredients can also lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization as a result of these challenges, or otherwise, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a) Chief Scientific Officer Succession

On November 1, 2023, Kevin Bunker, Ph.D., notified the Company of his resignation as Chief Scientific Officer of the Company, effective December 31, 2023 (the “Resignation Effective Date”). Dr. Bunker will continue to serve as an advisor to the Company following the Resignation Effective Date.

On November 6, 2023, the Company announced that Mark Lackner, Ph.D., the Company’s Chief Translational Officer, Head of Biomarker Strategy, will succeed Dr. Bunker as the Company’s Chief Scientific Officer, effective the Resignation Effective Date.

Also on November 1, 2023, Dr. Bunker entered into a transition and release agreement with the Company. Under the transition and release agreement, Dr. Bunker will remain in his position as Chief Scientific Officer, with the same compensation, through the Resignation Effective Date. Upon his termination of employment, the Company will provide Dr. Bunker with certain severance benefits in exchange for a general release of claims, including a lump sum payment equal to 12 months’ base salary plus his target bonus for 2023, and 12 months of continued payment of COBRA premiums at the Company’s expense. In addition, Dr. Bunker will receive 12 months’ vesting of his outstanding options and restricted stock units. Dr. Bunker will be able to exercise his vested stock options through December 31, 2028.

Dr. Bunker and the Company also have entered into a consulting agreement, pursuant to which Dr. Bunker will provide advisory services to the Company following the Resignation Effective Date through March 31, 2024.

The foregoing information is included for the purpose of providing the disclosures required under “Item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.

(b) None.
(c) Director and Officer Trading Arrangements
On September 22, 2023, Melissa Epperly, the Company’s Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 22,065 shares of the Company’s common stock until December 22, 2024.
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

Zentalis Pharmaceuticals, Inc.

Date: November 6, 2023	By:	/s/ Kimberly Blackwell, M.D.
Kimberly Blackwell, M.D.
Chief Executive Officer
(principal executive officer)
Date: November 6, 2023	By:	/s/ Melissa B. Epperly
Melissa B. Epperly
Chief Financial Officer
(principal financial and accounting officer)