Form 10-K
period 2023-12-31
Zentalis Pharmaceuticals, Inc.
filed 2024-02-27
CIK 1725160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File Number: 001-39263

Zentalis Pharmaceuticals, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	82-3607803
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1359 Broadway, Suite 801 New York, New York (Address of principal executive offices)	10018 (Zip Code)
Registrant's telephone number, including area code (212) 433-3791

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	ZNTL	The Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.56 billion based on the closing price of $28.21 as reported on The Nasdaq Global Market on such date. Solely for the purposes of this disclosure, shares of common stock held by executive officers, directors and certain stockholders of the registrant as of such date have been excluded because such holders may be deemed to be affiliates.
The number of shares of registrant's common stock outstanding as of February 22, 2024 was 70,960,165.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “design,” “aim,” “support,” “advance,” “on track,” “strive,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our competitive position, including information relating to our competitors and their products and product candidates and our industry;
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
•the potential for azenosertib (ZN-c3) to be first-in-class and best-in-class;
•the potential for ZN-d5 to have best-in-class potency, selectivity and pharmacokinetic, or PK, properties;
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
•the timing and amounts of payments from or to our collaborators, licensors and licensees, and the anticipated arrangements and benefits under our collaboration and license agreements, including with respect to milestones and royalties;
•our pipeline, including its potential, and our related research and development activities;
•our plans relating to our biomarker enrichment strategies targeting tumors of high genomic instability, such as Cyclin E1 positive tumors, homologous recombination deficient tumors, and tumors with oncogenic driver mutations;
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
•our plans to advance our ongoing research on protein degrader programs as well as novel small molecule inhibitors designed to inhibit undisclosed targets;
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
•timing of expected milestones, including timing of our first New Drug Application, or NDA, for azenosertib, and the announcement thereof;
•the size of the market opportunity for our product candidates;
•our expectations regarding the approval and use of our product candidates as first, second or subsequent lines of therapy or in combination with other drugs;
•the timing or likelihood of regulatory filings and approvals, including the targeted timing of our first NDA submission for azenosertib;
•our ability to obtain and maintain regulatory approval of our product candidates;

•existing regulations and regulatory developments in the United States, the European Union, or the EU, and other jurisdictions;
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
•insurance coverage;
•estimated periods of performance of key contracts; and
•the need to hire additional personnel and our ability to attract and retain personnel, and our ability to provide competitive compensation and benefits.

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

ZENTALIS® and its associated logo are registered trademarks of Zentalis. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. All website addresses given in this Annual Report on Form 10-K are for information only and are not intended to be an active link or to incorporate any website information into this document.

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

•We have incurred significant net losses since inception, and we expect to continue to incur significant net losses for the foreseeable future.

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

PART I
Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing small molecule therapeutics targeting fundamental biological pathways of cancers. Our lead product candidate, azenosertib (ZN-c3), is a potentially first-in-class and best-in-class WEE1 inhibitor for advanced solid tumors and hematological malignancies. Azenosertib is being evaluated as a monotherapy and in combination across multiple ongoing clinical trials. In clinical trials, azenosertib has been well tolerated and has demonstrated anti-tumor activity as a single agent across multiple tumor types and in combination with several chemotherapy backbones. As part of our azenosertib clinical development program, we are exploring enrichment strategies targeting tumors with high levels of replication stress, such as Cyclin E1 positive tumors, homologous recombination deficient tumors, and tumors with oncogenic driver mutations. We are also developing a BCL-2 inhibitor, ZN-d5, in combination with azenosertib, and we believe we are the only company that has both a WEE1 inhibitor and a BCL-2 inhibitor in clinical development. We currently exclusively in-license or solely own worldwide development and commercialization rights to azenosertib and ZN-d5.

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

Strategy
Our goal is to become a leading oncology-focused biopharmaceutical company. Our strategy includes the following key components:
•Rapidly advance the clinical development of our potentially best-in-class and first-in-class WEE1 inhibitor, azenosertib, as a monotherapy toward first regulatory approval. To date, our lead product candidate, azenosertib, has demonstrated a favorable safety profile and monotherapy anti-tumor activity across multiple tumor types in clinical trials, including in ovarian cancer and uterine serous carcinoma, or USC. We believe we are potentially generating registrational data in our DENALI (ZN-c3-005) trial of azenosertib as a monotherapy in platinum resistant ovarian cancer, or PROC, and our TETON (ZN-c3-004) trial of azenosertib as a monotherapy in USC. We are on track to announce topline data from DENALI in the first half of 2025 and from TETON in the second half of 2025. We expect to submit our first NDA for azenosertib as a monotherapy in a gynecologic malignancy in 2026.
•Execute on our azenosertib clinical development strategy to build the azenosertib franchise. Azenosertib is currently being evaluated in more than 10 ongoing and planned clinical trials as a monotherapy and in combination, including with chemotherapy and molecularly targeted agents, across a broad array of tumor types. We believe our clinical development strategy for azenosertib will position azenosertib to address significant unmet need, with a potential treatable patient population across gynecologic and non-gynecologic malignancies of 166,000 patients per year in the United States and the EU5 countries (France, Germany, Italy, Spain and the United Kingdom), based on 2023 estimates.
•Execute on our patient enrichment strategy for azenosertib targeting tumors with high levels of replication stress. Preclinical models have shown that tumors with high levels of replication stress, such as Cyclin E1 positive tumors, homologous recombination deficient tumors, and tumors with oncogenic driver mutations, have increased sensitivity to azenosertib. Our patient enrichment strategy for azenosertib includes (a) evaluation of Cyclin E1 amplification and Cyclin E1 immunohistochemistry, or IHC, in our DENALI trial, (b) evaluation of PARP inhibitor-resistant PROC, a tumor with high levels of replication stress, in our MAMMOTH trial, and (c) evaluation of BRAFV600E mutated metastatic colorectal cancer, or mCRC, a tumor type with high levels of oncogene induced replication stress, in our ZN-c3-016 trial in collaboration with Pfizer Inc., or Pfizer. We believe our patient enrichment strategy for azenosertib has the potential to enable us to identify patients who would benefit the most from azenosertib.
•Advance the clinical development of our potentially best-in-class BCL-2 inhibitor in combination with azenosertib. Our BCL-2 inhibitor, ZN-d5, was designed to have best-in-class potency, selectivity and PK properties. We are focusing our clinical development of ZN-d5 on our clinical trial investigating ZN-d5 in combination with azenosertib in relapsed or refractory, or R/R, acute myeloid leukemia, or AML.
•Leverage our deep expertise and capabilities across cancer biology and medicinal chemistry to advance our preclinical programs. We are advancing our research on protein degraders as well as novel small molecule inhibitors designed to inhibit undisclosed targets utilizing our Integrated Discovery Engine.
•Collaborate under our existing strategic partnerships and evaluate additional strategic opportunities to maximize the value of our pipeline. We have development collaborations with Pfizer, GSK plc, or GSK, and Dana-Farber Cancer Institute, or Dana Farber, for azenosertib, and in January 2024, we out-licensed our ROR1 antibody-drug conjugate, or ADC, program and our ADC platform to Immunome, Inc., or Immunome. We will continue to selectively evaluate additional strategic collaborations for our product candidates and research programs with partners whose assets and capabilities complement our own.

Our Pipeline

The following table summarizes our product candidate pipeline:

Our Development Programs

Azenosertib (WEE1 Inhibitor)

Azenosertib is a potentially best-in-class and first-in-class oral, small molecule WEE1 inhibitor. The inhibition of WEE1, a DNA damage response kinase, drives cancer cells into mitosis without being able to repair damaged DNA, resulting in cell death and thereby preventing tumor growth and potentially causing tumor regression. Currently, there are no WEE1 inhibitors approved by the FDA. We have designed azenosertib to have advantages over other investigational therapies targeting WEE1, including superior selectivity and PK properties. Azenosertib is currently being evaluated in the clinic for advanced solid tumors and hematological malignancies as a monotherapy, in combination with traditional chemotherapy and other DNA damaging agents, and in combination with molecularly targeted agents. We are targeting the submission of our first NDA for azenosertib in a gynecologic malignancy in 2026.
The following clinical trials are part of the azenosertib clinical development program:

•Clinical Trial of Azenosertib in Platinum Sensitive Ovarian Cancer (PSOC). We are planning to initiate a clinical trial evaluating azenosertib in PSOC patients in the first-line maintenance setting. We expect to disclose additional details with respect to this trial in the second half of 2024, and to initiate this trial in 2025.
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
•Monotherapy - Phase 2 Clinical Trial in Recurrent or Persistent Uterine Serous Carcinoma (USC) (TETON - ZN-c3-004). Azenosertib is currently being evaluated as a monotherapy in a Phase 2 clinical trial in patients with USC. As of a September 14, 2022 data cutoff, a total of 43 patients were enrolled and dosed. Azenosertib was well tolerated. The most common treatment-related adverse events, or TRAEs, were nausea (60.5% all grades/9.3% grade 3 or higher), fatigue (46.5% all grades/9.3% grade 3 or higher), diarrhea (37.2% all grades/7.0% grade 3 or higher) and vomiting (32.6% all grades/7.0% grade 3 or higher). The FDA granted Fast Track designation in November 2021 to azenosertib in patients with advanced or metastatic USC who have received at least one prior platinum-based chemotherapy regimen for management of advanced or metastatic disease. We believe that the study design in this patient population has the potential to support registration in the United States. We expect to disclose topline data from this trial in the second half of 2025.
•Combination - Phase 1b Clinical Trial of Azenosertib and Chemotherapy in PROC (ZN-c3-002). Azenosertib is currently being evaluated in combination with each of paclitaxel, carboplatin, PLD, and gemcitabine in four separate cohorts in a Phase 1b clinical trial in patients with PROC. On May 25, 2023, we announced positive data from this Phase 1b clinical trial. Azenosertib was well tolerated in combination with multiple types of chemotherapy and demonstrated encouraging clinical activity, with noteworthy objective response rates, or ORRs, and median progression free survival, or mPFS, in all patients, but especially in those patients with Cyclin E1 positive tumors, a subgroup recognized to have a poor prognosis and to show relatively poor outcomes following treatment with chemotherapy. A total of 115 patients were enrolled in the study across all chemotherapy combination groups. At April 10, 2023, 94 were response evaluable. Across all dosing schedules, azenosertib plus paclitaxel demonstrated the highest ORR of 50.0% (mPFS of 7.4m; mDOR of 5.6m), followed by an ORR of 38.5% (mPFS of 8.3m; mDOR of 6.2m) for azenosertib plus gemcitabine. Azenosertib plus carboplatin demonstrated an ORR of 35.7% (mPFS of 10.4m; mDOR of 11.4m), and azenosertib plus PLD demonstrated an ORR of 19.4% (mPFS of 6.3m; mDOR of 8.3m). Of patients who had available tissue for IHC, 87% were Cyclin E1+ (H-score >50). Cyclin E1+ status was associated with a superior ORR and a longer mPFS across the response-evaluable patient population with IHC data (ORR of 40.0% vs 8.3%; mPFS of 9.86 vs 3.25 months; HR = 0.37; P = 0.0078), showcasing the potential synergy of WEE1 inhibition with chemotherapy in this patient population. Frequent Grade ≥3 TRAEs, (%) across all azenosertib intermittent dosing groups were thrombocytopenia (27.5%), neutropenia (25.5%), anemia (15.7%), and fatigue (9.8%).
•Monotherapy - Phase 1b Dose Finding Clinical Trial in Solid Tumors (ZN-c3-001). We are currently evaluating azenosertib as a monotherapy in a Phase 1b dose finding clinical trial for the treatment of solid tumors. On June 6, 2023, we announced positive data from this clinical trial. As of April 24, 2023, a total of 127 heavily pretreated patients with advanced solid tumors were enrolled and received monotherapy azenosertib at doses ≥ 300 mg on either continuous daily dosing or intermittent weekly administration schedules. Across all tumor types, 74 patients received azenosertib on a continuous dosing schedule and 53 patients received azenosertib on an intermittent dosing schedule. When evaluating continuous versus intermittent at comparable clinically meaningful dose levels, the data were the following: intermittent dosing maintained safety and improved tolerability of azenosertib as compared to continuous dosing. Gastrointestinal, fatigue, and hematologic Grade 3 and 4 TRAEs were comparable or favorable versus continuous dosing. No discontinuations due to TRAEs were observed in the intermittent cohorts. Steady state exposure, as measured by AUC0-24, more than doubled at the intermittent dose of 400 mg, 5 days on, 2 days off, compared to AUC observed at 300 mg daily with continuous administration, and intermittent dosing achieved higher maximal concentration levels as compared to continuous administration. As of June 2, 2023, the confirmed ORR in the combined ovarian and USC subgroup of patients treated with intermittent dosing was 36.8% (7/19), versus 19.2% (5/26) in those who received a continuous dosing. In the response evaluable patients who received intermittent dosing azenosertib, the confirmed ORR was 50% in USC and 30.8% in ovarian cancer. 89% of ovarian cancer and USC patients who received an intermittent dosing schedule had target lesion reductions from their baseline scans. Patients in this subgroup who received an intermittent dosing schedule had a median follow up of 4.4 months, and 63% (12/19) patients remained on therapy as of June 2, 2023. On November 6, 2023, we announced updated data from this trial. Data from October 25, 2023 in the same population of patients (ovarian cancer and USC patients) that were response-evaluable on June 2, 2023, showed that there continued to be a 36.8% (7/19) ORR in these patients. As compared to the June 2, 2023 data, the median follow-up for patients in this subgroup increased to 9.2 months and the mPFS increased to 6.5 months. As of September 27, 2023, azenosertib continued to demonstrate a favorable safety and tolerability profile with additional safety-evaluable patients and longer follow-up. We expect to disclose the final results from this trial in the second half of 2024.
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
•Combination - Phase 1/2 Clinical Trial of Azenosertib and Chemotherapy in Pancreatic Cancer. We have agreed to support the Dana Farber-sponsored Phase 1/2 clinical trial evaluating azenosertib and chemotherapy (gemcitabine) in pancreatic cancer patients.
•Combination – Phase 1/2 Clinical Trial of Azenosertib, Chemotherapy and Pembrolizumab, in Triple Negative Breast Cancer (TNBC). We have agreed to support the Dana Farber-sponsored Phase 1/2 clinical trial evaluating azenosertib, chemotherapy (carboplatin) and pembrolizumab, in patients with TNBC.

ZN-d5 (BCL-2 Inhibitor)

ZN-d5 is a potentially best-in-class, selective, oral small molecule inhibitor of BCL-2. BCL-2 is a protein that plays a critical role in the regulation of cell death, known as apoptosis. The overexpression of BCL-2 is frequently detected in numerous cancer types, which prevents apoptosis of cancer cells. Utilizing our medicinal chemistry expertise, we have designed ZN-d5 to have best-in-class potency, selectivity and PK properties. ZN-d5 is being evaluated in combination with azenosertib in a Phase 1/2 dose escalation clinical trial in patients with R/R AML (ZN-d5-004C). The Phase 1 portion of this trial will escalate the doses of both drugs to identify the dose for the combination, which will be assessed in Phase 2 expansion cohort(s). This study is expected to enroll up to approximately 100 patients. This clinical trial is supported by preclinical models that showed that the combination of ZN-d5 with azenosertib yielded a significant enhancement of activity in several indications, including R/R AML, as compared to activity shown with either of these product candidates as a single agent. Preclinical models also showed that the combination of ZN-d5 with azenosertib was well tolerated in mice. We believe we are the only company to have both a WEE1 inhibitor and a BCL-2 inhibitor in clinical development. We expect to disclose the initial data from this trial in the second half of 2024.

Integrated Discovery Engine

We are also currently advancing our research on protein degraders and other undisclosed targets utilizing our Integrated Discovery Engine. Our Integrated Discovery Engine has enabled us to take each of our clinical-stage product candidates from initial discovery to Investigational New Drug application, or IND, submission in less than three years, with a total of four FDA-cleared INDs in a span of five years. We begin our process of drug discovery by identifying fundamental biological pathways of cancers based upon a number of factors, including validation of the pathway through prior clinical outcomes and ability to impact large patient populations. We then analyze existing marketed products and compounds in development that target these cancer pathways and assess their limitations, efficacy, safety, tolerability, PK, patient convenience and potential to be used in combination with other therapies. Next, we use our medicinal chemistry expertise and extensive understanding of structure based drug design and target-structure activity relationships to design product candidates with properties that we believe can address observed limitations and suboptimal drug characteristics of marketed products or other compounds in development, including potency, solubility, route of administration and PK properties.

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

Manufacturing

We currently do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely for the foreseeable future, on third-party contract manufacturing organizations, or CMOs, to produce our product candidates for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. We require that our CMOs produce active drug substance and finished drug product in accordance with current Good Manufacturing Practices, or cGMPs, and all other applicable laws and regulations. We maintain agreements with our CMOs that include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates.

We have engaged CMOs to manufacture, package, label and distribute azenosertib and ZN-d5 for preclinical and clinical use. We obtain our clinical trial supplies from these CMOs on a purchase order basis and do not have long-term supply arrangements in place. Although we do not currently have contractual arrangements in place for redundant supply for each component of the supply chain for either of these product candidates, we currently mitigate potential supply risks for azenosertib and ZN-d5 through inventory management. More broadly, for each of our product candidates, we intend to identify and qualify additional manufacturers to provide the raw materials, active drug substance and drug product prior to seeking regulatory approval.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize medicines that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any medicines we may develop. Our competitors also may obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for ours, which could result in competitors establishing a strong market position before we are able to enter the market. We believe that the key competitive factors affecting the success of any of our product candidates, if approved, will include efficacy, combinability, safety profile, convenience, cost, level of promotional activity devoted to them and intellectual property protection.

Azenosertib

Aprea Therapeutics, Inc., or Aprea, has disclosed that it is clinically evaluating a selective WEE1 inhibitor, APR-1051 (formerly ATRN-W1051). APR-1051 was originally developed by Atrin Pharmaceuticals, Inc., which was acquired by Aprea in May 2022. Aprea has disclosed that it submitted an IND for APR-1051 in February 2024 and that, pending clearance of the IND by the FDA, it plans to initiate a Phase 1/2a dose escalation trial of APR-1051 as a monotherapy in patients with a defined genetic and/or molecular signatures in the first half of 2024. Debiopharm has disclosed that it is clinically evaluating a selective WEE1 inhibitor, Debio 0123, as both a monotherapy and in combination with carboplatin or lunresertib (RP-6306, a PKMYT1 inhibitor developed by Repare Therapeutics Inc.), for the treatment of advanced solid tumors. Impact Therapeutics has disclosed that it is investigating IMP7068, a WEE1 inhibitor, currently in a Phase 1 trial for advanced solid tumors. Shouyao Holdings has disclosed that it is investigating SY-4835, a WEE1 inhibitor, in a Phase 1 trial for patients with advanced solid tumors. Schrödinger, Inc., or Schrödinger, has disclosed that it is evaluating multiple selective WEE1 inhibitors, including SGR-3515, as potential monotherapy or combination therapy approaches for the treatment of gynecological cancers and other solid tumors. Schrödinger has disclosed that its WEE1 program is currently in preclinical development and that it plans to submit an IND for SGR-3515 in the first half of 2024 and initiate a Phase 1 study for the candidate in 2024. Acrivon Therapeutics, Inc. has disclosed that it is developing and evaluating a dual WEE1/PKMYT1 inhibitor as monotherapy for the treatment of solid tumors and is targeting to file an IND in the first quarter of 2024. WuXi AppTec has disclosed that SC0191, a WEE1 inhibitor, is currently in preclinical development and that it plans to investigate SC0191 as a monotherapy in advanced solid tumors. Several companies/institutions are also in preclinical development of WEE1 protein degraders, including Dana Farber, Degron Therapeutics, GluBio Therapeutics, Chia Tai-Tianqing Pharmaceutical Group, NeoX Biotech and Bristol Myers Squibb Co. None of these entities has publicly set a timeline for filing an IND in their respective WEE1 degrader programs.

ZN-d5

AbbVie Inc., or AbbVie, has developed and received regulatory approval for venetoclax (VENCLEXTA®), a BCL-2 inhibitor used to treat hematological malignancies. AbbVie is also clinically evaluating navitoclax (ABT-263), which inhibits not only BCL-2, but also BCL-xL and BCL-w, for treatment of myelofibrosis, as a monotherapy or in combination with other chemotherapeutic agent such as ruxolitinib, a JAK inhibitor. Ascentage Pharma is clinically evaluating a selective BCL-2 inhibitor, lisaftoclax (APG-2575) as both a monotherapy and in combination with other agents for the treatment of multiple hematologic malignancies and solid tumors. BeiGene, Ltd. is clinically evaluating sonrotoclax (BGB-11417), a selective BCL-2 inhibitor in hematologic malignancies as a monotherapy or in combination with other agents.

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

With respect to our product candidates and processes we intend to develop and commercialize in the normal course of business, we intend, or understand that our licensors and licensees intend, to pursue patent protection covering, when possible, composition of matter, methods of use, dosing and formulations. We, our licensors or licensees also may pursue patent protection with respect to manufacturing and drug development processes and technologies. Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies. We, our licensors or licensees may not be able to obtain patent protections for our composition of matter, methods of use, dosing and formulations, manufacturing and drug development processes and technologies throughout the world. Issued patents can provide protection for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. In general, patents issued for applications filed in the United States can provide exclusionary rights for 20 years from the earliest non-provisional or PCT filing date. In addition, in certain instances, the term of an issued U.S. patent that is directed to or claims an FDA-approved product can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, which is called “patent term extension.” The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The term of patents outside of the United States varies in accordance with the laws of the jurisdiction, but typically is also 20 years from the earliest non-provisional or PCT filing date plus any extensions of term that may be available under national law. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent. Patent term may be inadequate to protect our competitive position on our products for an adequate amount of time.

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

In-licensed Patents and Patent Applications

Our wholly owned subsidiary, Zeno Management, Inc., or ZMI, has exclusively in-licensed or is the owner/assignee of issued patents and patent applications directed to our technology across our pipeline in the United States and many other major jurisdictions worldwide, including Europe, Japan and China. Certain issued patents and patent applications directed to azenosertib and ZN-d5 have been exclusively in-licensed from Recurium IP Holdings, LLC, or Recurium IP. For additional information on our license agreement with Recurium IP, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—License Agreements and Strategic Collaborations" in this Annual Report.

The expected expiration dates for issued patents, or patents that may issue from any patent applications, directed to our WEE1 inhibitor program, including azenosertib, are between 2038 and 2044 plus any extensions or adjustments of term available under national law. The expected expiration dates for the patents, or patents that may issue from any patent applications, directed to our BCL-2 inhibitor program, including ZN-d5, are between 2039 and 2044 plus any extensions or adjustments of term available under national law. However, there can be no assurance that any of the pending patent applications will issue. Furthermore, there can be no assurance that we will benefit from any patent term extension or favorable adjustments to the term of any of the issued patents or patents that may issue from any pending patent applications in the future.

The applicable authorities, including the FDA in the United States and the U.S. Patent and Trademark Office, or USPTO, may not agree with our assessment of whether such patent term extensions or adjustments should be granted, and, if granted, they may grant more limited extensions or adjustments than we request.

Trademarks

Our trademark portfolio includes the ZENTALIS mark and the stylized “Z” mark, both of which are registered in the United States as well as in major foreign markets, including the EU, the United Kingdom, Japan and China.

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

License Agreements and Strategic Collaborations
Recurium IP Holdings, LLC License Agreement
In December 2014, our wholly owned subsidiary, Zeno Pharmaceuticals, Inc., entered into a license agreement, or the Recurium Agreement, with Recurium IP, which was subsequently amended, under which Zeno Pharmaceuticals, Inc. was granted an exclusive worldwide license to certain intellectual property rights owned or controlled by Recurium IP to develop and commercialize pharmaceutical products for the treatment or prevention of disease, other than for providing pain relief. Following certain corporate restructuring disclosed elsewhere in this Annual Report on 10-K, our wholly owned subsidiary, ZMI, became the Zentalis contracting party to the Recurium Agreement. The intellectual property rights exclusively licensed by ZMI under the Recurium Agreement include certain intellectual property covering azenosertib and ZN-d5. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—License Agreements and Strategic Collaborations" in this Annual Report for additional information.
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
GSK Clinical Trial Collaboration and Supply Agreement

In April 2021, we entered into a clinical trial collaboration and supply agreement with GSK under which we are evaluating the combination of azenosertib and niraparib, GSK’s poly (ADP-ribose) polymerase (PARP) inhibitor, in patients with PROC. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—License Agreements and Strategic Collaborations" for additional information.
Immunome License Agreement

On January 5, 2024, we entered into an exclusive, worldwide license agreement with Immunome, under which Immunome licensed from us ZPC-21 (now known as IM-1021), a preclinical ROR1 ADC, with best-in-class potential, and our proprietary ADC platform technology. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—License Agreements and Strategic Collaborations" for additional information.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. A new drug must be approved by the FDA through the NDA or Biologics License Application, or BLA, process before it may be legally marketed in the United States.

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
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, and potential inspection of selected clinical investigation sites and the sponsor to assess compliance with GCPs; and
•FDA review and approval of the NDA/BLA to permit commercial marketing of the product for particular indications for use in the United States.

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

Post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of post-marketing requirements, including Phase 4 studies, as a condition of approval of an NDA/BLA.

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

The FDA conducts a preliminary review of all NDAs/BLAs within the first 60 days after submission, before accepting the application for filing, to determine whether it is sufficiently complete to permit a substantive review because incompleteness can lead to refusal to file. The FDA may request additional information rather than accept an NDA/BLA for filing. In this event, the NDA/BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once filed, the FDA reviews an NDA/BLA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA/BLA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted.

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

Before approving an NDA/BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA/BLA, the FDA will typically inspect the sponsor and one or more clinical sites to assure compliance with GCPs.

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

Priority Review

An NDA/BLA is eligible for priority review if the product candidate has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the FDA's acceptance for filing date as compared to ten months for review of new molecular entity NDAs or original BLAs under its current PDUFA review goals.

Accelerated Approval

In addition, a product candidate may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled confirmatory clinical trials to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit, and may require that such confirmatory clinical trials be underway prior to granting accelerated approval. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory studies in a timely manner, or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the product.

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

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, which was signed into law in March 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. Under the BPCIA, a manufacturer may submit an application for licensure of a biological product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity, and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

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

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the ACA was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States. By way of example, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; expanded manufacturer Medicaid rebate liability to include drugs paid by Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which will remain in effect through 2032, absent additional congressional action. In addition, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug's average manufacturer price.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. Most significantly, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (which first became due by certain manufacturers in 2023, as applicable); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. HHS has issued and will continue to issue guidance implementing the IRA, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

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

Data Privacy and Security Laws

Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing

Environmental, Social and Governance (ESG)

Social

Zentalis aims to drive positive social impact, including by improving the lives of cancer patients through our therapeutics and our focus on Diversity, Equity and Inclusion, or DE&I. Below are a few initiatives that demonstrate our focus on social impact:

•Safety. We prioritize the safety and well-being of our patients and our employees. Our employees receive annual trainings on general safety, on-site lab safety procedures, quality assurance and standard operating procedures to help ensure that we are managing risks and operating safely. We continue to evaluate our practices to address our employees' health and well-being.

•DE&I. We are committed to being an equal opportunity employer and enhancing DE&I across our business. We are proud of the gender diversity we have cultivated throughout the company and our management team. Based on data collected when hired, over 50% of our employees self-identified as women, over 50% of our Vice Presidents and above self-identified as women, and over 50% of our Executive Leadership Team self-identified as women. Based on recently collected data, of the six members of our Board of Directors, three self-identified as women or from a diverse racial or ethnic group. We intend to continue to develop our DE&I practices and improve performance across our workforce. Our Code of Business Conduct and Ethics prohibits discrimination of any protected group and our employees participate in regular anti-harassment training.

•Compensation and Benefits. We are dedicated to building a talented team and strive to offer competitive compensation, including salaries, bonuses and equity awards, and benefits to attract and retain top talent in order to support our business objectives, assist in the achievement of our strategic goals and create value for our stockholders. We formally review employee performance annually and provide merit increases, bonus payments and annual equity awards, subject to achievement of certain goals. In addition to offering benefits such as medical, dental, vision, 401(k) with company matching, flexible spending for healthcare and dependent care, life insurance and both short and long-term disability, we offer work / life balance benefits and employee development opportunities. These include flexible time off, voluntary life-illness-accident insurance, wellness challenges and healthy food options onsite. We also have a variety of company-wide events designed to support camaraderie and encourage teamwork and collaboration. In 2021, we completed the first offering period under the Zentalis Pharmaceuticals, Inc. 2020 Employee Stock Purchase Plan for all full-time employees who elected to participate – a benefit we are proud to offer and that we believe helps to foster our corporate culture and encourage collaboration towards our shared business success.

Human Capital Management
As of December 31, 2023, Zentalis had 168 full-time employees, all of whom are based in the United States. We believe our workforce is highly skilled, with 36% of our employees holding an M.D., Ph.D., or Pharm.D. degree. Of these full-time employees, 124 employees are engaged in research and development activities. None of these employees is represented by labor unions or covered by any collective bargaining agreements.

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

Governance
Zentalis prioritizes governance systems and policies that promote fair, transparent and efficient business practices. Here are a few initiatives that demonstrate our focus on good governance:

•Our Board of Directors and Executive Leadership Team oversee all ESG issues.
•We have employee trainings, procedures and policies in place to train our employees on data privacy and cybersecurity. Trainings take place at regular intervals and cover threats and phishing risk. We also have a defined information security incident response plan that is designed to assist Zentalis in detecting and managing cybersecurity incidents. See Part I, Item 1C. "Cybersecurity" for additional information.
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
We have incurred net losses in each reporting period since our inception, we have not generated any revenue from product sales to date, and we have financed our operations principally through private financings, our initial public offering, or IPO, and follow-on public offerings of our common stock. We have incurred net losses of $292.3 million and $237.1 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $888.6 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential products.
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
Our business depends entirely on the successful discovery, development and commercialization of our product candidates. We currently generate no revenues from sales of any products. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any future collaborator’s ability, to achieve a number of objectives, including:

•successful and timely completion of preclinical and clinical development of our product candidates, including azenosertib and ZN-d5 and any other future product candidates, as well as meeting the associated costs, including any unforeseen costs we have incurred and may continue to incur as a result of preclinical study or clinical trial delays including due to public health emergencies, U.S. and global economic issues, such as rising inflation and interest rates, or ongoing military conflicts, among other causes;
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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we initiate and conduct clinical trials of, and seek marketing approval for, azenosertib, ZN-d5 and any of our other product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond our expectations if we are required by the FDA, the European Medicines Agency, or the EMA, or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. We may also incur costs related to collaborating with certain diagnostic companies for the development, manufacturing and supply of diagnostic tools for biomarkers associated with our product candidates and any future product candidates. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for any of our product candidates, including azenosertib and ZN-d5, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We have also incurred, and expect to continue to incur, costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations.
As of December 31, 2023, we had cash and cash equivalents and marketable securities of $482.9 million. Based on current business plans, we believe that our existing cash, cash equivalents and marketable securities as of December 31, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements into 2026, but will not be sufficient to fund all of the activities that are necessary to complete the development of our product candidates. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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
We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Market volatility resulting from public health emergencies, U.S. and global economic issues, global supply chain disruptions, international political instability, rising inflation and interest rates or other factors could also adversely impact our ability to access capital as and when needed. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts.
Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are substantially dependent on the success of our lead product candidates, azenosertib and/or ZN-d5, which are currently in clinical trials. If we are unable to complete development of, obtain approval for and commercialize these product candidates in a timely manner, our business will be harmed.

Our future success is dependent on our ability to timely complete clinical trials, obtain marketing approval for and successfully commercialize our lead product candidates. We are investing significant efforts and financial resources in the research and development of our product candidates, which will require additional clinical development, additional clinical, preclinical and manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote any other product candidate before we receive marketing approval from the FDA and/or comparable ex-U.S. regulatory authorities, and we may never receive such marketing approvals.

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

We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights, and the manufacturing, marketing, distribution and sales efforts of any future collaborator. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. If we do not receive marketing approvals for our product candidates, we may not be able to continue our operations.

We have and in the future may enter into collaborations with third parties for the research, development and commercialization of certain of the product candidates we may develop. If any of these collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates.

We have and in the future may seek third-party collaborators for the research, development and commercialization of one or more of our product candidates. For example, we are collaborating with Pfizer, GSK and Dana Farber on development of azenosertib, and we licensed ZPC-21, our preclinical ROR1 ADC, and our ADC platform technology to Immunome. Our likely collaborators in any future collaboration arrangements we may enter into include large and mid-size pharmaceutical companies and biotechnology companies. If we were to enter into any collaboration arrangements with third parties, those agreements may limit our control over the amount and timing of resources that our collaborators dedicate to the development and commercialization of any product candidates we may seek to develop with them. We cannot predict the success of any collaboration in which we have entered or may enter. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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
•Collaborators may be unable to maintain compliance with applicable laws, regulations and guidance, including good practice quality guidelines and regulations, including GLP, GCP, and cGMP, or similar ex-U.S. requirements or to secure approval for clinical development plans from the FDA or comparable ex-U.S. regulatory authorities.
•We may require certain regulatory, clinical, manufacturing, financial and other information from our collaborators, which, if not provided in a timely manner or at all, could affect our ability to meet our business objectives and/or comply with applicable laws, regulations and guidance.

If we do not receive the funding or other resources we expect under these agreements, our development of product candidates could be delayed and we may need additional resources to develop our product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or attract new collaborators and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, marketing approval and commercialization described in this report apply to the activities of our collaborators.

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
•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA, BLA or other submission or to obtain regulatory approval in the United States or elsewhere;
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

In addition, the policies and practices of the FDA and other comparable ex-U.S. regulatory authorities with respect to clinical trials may change and additional government regulations may be enacted. For example, in recent years the FDA has issued draft guidance and launched programs aiming to reform and modernize the dose optimization procedures used by clinical trial sponsors during the development of oncology drugs. Although these efforts have not yet resulted in any formal changes to the FDA’s regulations or policies, changes in the FDA’s thinking with respect to dose selection and optimization could require us to change the design of our planned or ongoing clinical trials or otherwise conduct additional preclinical, clinical or manufacturing studies beyond those we currently anticipate, which could increase our costs and/or delay the development of our product candidates. In April 2022, the FDA also issued a draft guidance regarding diversity in clinical trials. The purpose of this draft guidance is to provide recommendations to sponsors developing medical products on the approach for developing a Race and Ethnicity Diversity Plan to enroll representative numbers of participants from underrepresented racial and ethnic populations in the United States. If this guidance is finalized, the FDA has stated that it will evaluate the Race and Ethnicity Diversity Plan as an important part of the sponsor’s development program. This could require us to change the way we decide to enroll our planned clinical trials, which could increase our costs and/or delay the development of our product candidates.

In addition, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials, including those that are ongoing, will become subject to the provisions of the CTR. Compliance with the CTR requirements by us, our collaborators and third-party service providers, such as CROs, may impact our development plans.

This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations and prospects.

In addition, even if we obtain approval of our product candidates, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may impose significant limitations in the form of narrow indications, warnings and precautions, or a REMS, or similar risk management measures. Regulatory authorities may not approve the price we intend to charge for products we may develop, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could seriously harm our business.

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
•changes to the clinical trial protocol;
•clinical sites deviating from the trial protocol or dropping out of a trial;
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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable ex-U.S. regulatory authorities. Such a suspension or termination may be due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable ex-U.S. regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs or ethics committees for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

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

There are also risks associated with diagnostics that are commercially available, including that we may not have access to reliable supply for such diagnostics, and that such diagnostics may not be reimbursed without obtaining regulatory approval.

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
Patient enrollment is a significant factor in the timing of clinical trials, and the timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to each such trial’s conclusion as required by the FDA or comparable ex-U.S. regulatory authorities. Additionally, certain clinical trials for future product candidates may be focused on indications with relatively small patient populations, which may further limit enrollment of eligible patients or may result in slower enrollment than we anticipate. The eligibility criteria of our clinical trials, once established, may further limit the pool of available trial participants.
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

We also may choose to evaluate our product candidates in combination with one or more cancer therapies that have not yet been approved for marketing by the FDA or comparable ex-U.S. regulatory authorities. We will not be able to market and sell any product candidate we develop in combination with an unapproved cancer therapy for a combination indication if that unapproved therapy does not ultimately obtain marketing approval either alone or in combination with our product candidate. In addition, unapproved cancer therapies face the same risks described with respect to our product candidates currently in development and clinical trials, including the potential for serious adverse effects, delay in their clinical trials and lack of regulatory approval.

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
In August 2022, IRA was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (which first became due by certain manufacturers in 2023, as applicable); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). For more information about the IRA and pricing regulations at the state level, see “Risks Related to Regulatory Approval and Other Legal Compliance Matters – We may face difficulties from changes to current regulations and future legislation.” below.
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
We have not conducted, managed or completed large-scale or pivotal clinical trials nor managed the regulatory approval process with the FDA or any other regulatory authority. The time required to obtain approvals from the FDA and other regulatory authorities is unpredictable, and requires successful completion of extensive clinical trials which typically takes many years, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its ex-U.S. counterparts use when evaluating clinical trial data can and often change during drug development, which makes it difficult to predict with any certainty how they will be applied. In addition, the FDA and its ex-U.S. counterparts may require approval or clearance of a companion diagnostic for a particular product candidate and may not approve the product candidate for marketing if such regulatory authority does not approve or clear the companion diagnostic. We may also encounter unexpected delays or increased costs due to new government regulations, including future legislation or administrative action, or changes in FDA or ex-U.S. regulatory authorities policy during the period of drug development, clinical trials and FDA or ex-U.S. regulatory authorities regulatory review.
Any delay or failure in seeking or obtaining required approvals would have a material and adverse effect on our ability to generate revenue from the particular product candidate for which we are developing and seeking approval. Furthermore, any regulatory approval to market a drug may be subject to significant limitations on the approved uses or indications for which we may market the drug or the labeling or other restrictions. In addition, the FDA has the authority to require a REMS as part of approving a NDA or BLA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. Similar requirements may exist in ex-U.S. jurisdictions. These requirements or restrictions might include limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may significantly limit the size of the market for the drug and affect reimbursement by third-party payors.
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
Further, if any of our product candidates obtains marketing approval, toxicities associated with such product candidates not seen during clinical testing may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional contraindications, warnings and precautions being added to the drug label, significant restrictions on the use of the product or the withdrawal of the product from the market. We cannot predict whether our product candidates will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on preclinical studies or early-stage clinical trials.

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

Separately, in response to COVID-19, the FDA postponed most inspections of domestic and ex-U.S. manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations, any resurgence of the virus or emergence of new variants may lead to further inspectional or administrative delays.

If we are unable to obtain accelerated approval or any other form of expedited development or review from the FDA or comparable ex-U.S. regulatory authorities, we may be required to conduct additional clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.

We may in the future seek accelerated approval or another form of expedited development or review for one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional confirmatory studies to verity and describe the drug’s clinical benefit. If such confirmatory studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug on an expedited basis. In addition, in December 2022, the President signed the Food and Drug Omnibus Reform Act of 2022, which, among other things, provided the FDA new statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval, and additional oversight over confirmatory trials. Under these provisions, the FDA may, among other things, require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.

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

Existing regulatory policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates and affect our ability to profitably sell our products for which we receive approval. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

For example, in March 2010, the ACA was passed, which substantially changes the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. It is unclear how other healthcare reform measures will impact our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include the American Rescue Plan Act of 2021, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug's average manufacturer price.

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most recently, on August 16, 2022, the IRA was signed into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (which first became due by certain manufacturers in 2023, as applicable); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. HHS has issued and will continue to issue guidance implementing the IRA, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

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
•the federal Open Payments Act (formerly known as the Physician Payments Sunshine Act) requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to physicians, as defined by such law, certain non-physician practitioners including physician assistants and nurse practitioners, and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members. The information reported is publicly available on a searchable website, with disclosure required annually; and
•analogous state and ex-U.S. laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.
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

In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties, but we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act, or collectively, the CCPA, requires covered businesses that process the personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information, and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For instance, the EU General Data Protection Regulation, or GDPR, went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area, or the EEA, or in the context of our activities in the EEA. In addition, some of the personal data we process in respect of clinical trial participants is special category or sensitive personal data under the GDPR, and subject to additional compliance obligations and to local law derogations. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements, administrative penalties and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions). Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework, or the DPF, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We currently rely on the EU standard contractual clauses, the UK Addendum to the EU standard contractual clauses and the UK International Data Transfer Agreement, as relevant, to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third party transfers. We may also rely on individual consent to transfer personal data in certain circumstances. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.

Further, from January 1, 2021, we have had to comply with both the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in United Kingdom national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of £17.5 million or 4% of global turnover. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a data transfer mechanism to from the UK to U.S. entities self-certified under the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
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

We have never commercialized a product candidate. In order to commercialize any product candidates, if approved, for which we retain commercialization rights, we must build marketing, sales, distribution, market access, managerial and other non-technical capabilities or make arrangements with third parties to perform these services for each of the territories in which we may have approval to sell or market our product candidates. We may not be successful in accomplishing these required tasks. In addition, for product candidates for which we do not retain commercialization rights, we will rely on the assistance of collaborators to successfully commercialize any product candidates that are approved.

Establishing internal sales, marketing and market access teams with technical expertise and supporting distribution capabilities to commercialize our product candidates will be expensive and time-consuming, and will require significant attention of our executives to manage. Factors that may affect our ability to commercialize our product candidates on our own include recruiting and retaining adequate numbers of effective sales and marketing personnel, obtaining access to or persuading adequate numbers of physicians to prescribe our product candidates and other unforeseen costs associated with creating an independent sales and marketing organization. Any failure or delay in the development of our internal sales, marketing, market access and distribution capabilities could adversely impact the commercialization of any of our product candidates that we obtain approval to market, especially if we also do not have arrangements in place with third parties to provide such services on our behalf. Alternatively, if we choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, we will be required to negotiate and enter into arrangements with such third parties relating to the proposed collaboration. If we are unable to enter into such arrangements when needed, on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval or any such commercialization may experience delays or limitations. If we are unable to successfully commercialize our approved product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business, including our mobile and web-based applications. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information, clinical trial data, and personal information, or collectively, Confidential Information, of customers and our employees and contractors.

Despite the implementation of security measures, our information systems and those of our current and any future contract research organizations, or CROs, CMOs and other contractors, consultants, collaborators and third-party service providers, are vulnerable to attack, damage and interruption from computer viruses and malware (e.g., ransomware), malicious code, misconfigurations, “bugs” or other vulnerabilities, natural disasters, terrorism, war, telecommunication and electrical failure, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Attacks upon information technology systems are also increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. There can be no assurance that our and our current and any future CROs’, CMOs’ and other contractors’, consultants’, collaborators’ and third-party service provider’s cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and Confidential Information.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. If such an event were to occur and cause interruptions in our operations or result in the unauthorized acquisition of or access to our Confidential Information, it could result in a material disruption of our drug discovery and development programs. Some federal, state and ex-U.S. government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of Confidential Information, we could be exposed to litigation and governmental investigations, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws.

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

Our operations are vulnerable to interruption by fire, severe weather conditions, power loss, telecommunications failure, terrorist activity, public health crisis and pandemic diseases and other natural and man-made disasters or events beyond our control. Our facilities are located in regions that experience severe weather from time to time. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major tornado, flood, fire, earthquake, power loss, terrorist activity, public health crisis, pandemic diseases or other disasters and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2023, we had U.S. federal and state net operating loss, or NOL, carryforwards of approximately $396.1 million and $193.0 million, respectively. $375.2 million of our U.S. federal NOLs were generated in taxable years beginning after December 31, 2017 and some can be carried forward indefinitely, but may only be used to offset up to 80% of our taxable income in future periods. This limitation may require us to pay U.S. federal income taxes in future years despite generating U.S. federal NOLs in prior years. Our U.S. federal NOLs generated in tax years beginning prior to January 1, 2018 are not subject to this limitation, but are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law, and will start to expire in 2033 if not utilized. Our state NOLs begin to expire in 2033.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in its ownership by one or more “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-ownership change federal NOLs and certain other pre-change tax attributes, including tax credits, to offset its post-change taxable income and income tax liabilities may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. We have completed a Code Section 382 analysis through June 30, 2023 regarding the limitation of NOL carryforwards and other tax attributes. Under the Section 382 rules, we experienced ownership changes in 2015, 2019 and 2022. Additionally, several of our subsidiaries experienced an ownership change in 2020 based on the Section 382 rules for the time period prior to when we were a consolidated group for tax purposes. Our attributes are subject to annual limitations, and some could expire unused prior to expiration. There is a risk that additional ownership changes may occur in the future. If a future change in ownership occurs, our NOL carryforwards and other tax attributes could be limited or restricted. Additionally, our NOLs prior to the tax consolidation are also subject to the separate return loss year, or SRLY, rules. The SRLY rules may limit one member from offsetting taxable income with losses generated from another member prior to joining the consolidated group. Consequently, even if we attain profitability in the future, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations.
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

As a public company, we are and will continue to be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control over financial reporting on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may also need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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
Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies and their uses, our and our licensors’ or licensees’ ability to operate without infringing the proprietary rights of others, and our and our licensors' or licensees’ ability to successfully defend our patents, including those that we have in-licensed or out-licensed, against third-party challenges. If we or our licensors or licensees are unable to protect our intellectual property rights or if our intellectual property rights are inadequate for our technology or our product candidates, our competitive position could be harmed. We and our licensors or licensees generally seek to protect our proprietary position by filing patent applications in the United States and outside of the United States related to our product candidates, proprietary technologies and their uses that are important to our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents, if issued, will be infringed or will not be designed around by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our and our licensors’ or licensees' proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our or our licensors’ or licensees' rights or permit us or our licensors or licensees to gain or keep any competitive advantage. These uncertainties and/or limitations in our and our licensors’ or licensees' ability to properly protect the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operations.
Although we license issued patents in the United States and ex-U.S. countries, we cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain ex-U.S. countries will be considered patentable by the USPTO, courts in the United States or by the patent offices and courts in ex-U.S. countries, nor can we be certain that the claims in our issued patents will not be found invalid or unenforceable if challenged.
The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or our licensors or licensees or any of our potential future collaborators will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:

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
•our competitors, many of whom have substantially greater resources than we or our licensors or licensees do and many of whom have made significant investments in competing technologies, may seek, may have filed patent applications, or may have already obtained patents that will limit, interfere with or block our ability to make, use and sell our product candidates;
•there may be significant pressure on the U.S. and ex-U.S. governments and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and
•countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing ex-U.S. competitors a better opportunity to create, develop and market competing products.
The patent prosecution process is also expensive and time-consuming, and we or our licensors or licensees may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that we or our licensors or licensees may not identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, directed to technology that we out-license or in-license, including those which we out-license to our licensees and those which we in-license from our licensors and from third parties. We also may require the cooperation of our licensors or licensees in order to enforce the licensed patent rights, and such cooperation may not be provided. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. We cannot be certain that patent prosecution and maintenance activities by our licensors or licensees have been or will be conducted in compliance with applicable laws and regulations, which may affect the validity and enforceability of such patents or any patents that may issue from such applications. If they fail to do so, this could cause us to lose rights in any applicable intellectual property that we in-license or out-license, and as a result our and our licensees' ability to develop and commercialize products or product candidates may be adversely affected and we and our licensees may be unable to prevent competitors from making, using and selling competing products.
In addition, although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, outside scientific collaborators, CROs, CMOs, consultants, advisors, licensors, licensees, and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from our licensors and third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.
We are a party to license agreements under which we are granted rights to intellectual property that are important to our business and we may enter into additional license agreements in the future. For example, our wholly owned subsidiary, ZMI, is party to a license agreement with Recurium IP under which we have an exclusive license to certain intellectual property rights, including certain intellectual property covering azenosertib and ZN-d5.
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
If the scope of any patent protection our licensors or licensees obtain is not sufficiently broad, or if our licensors or licensees lose any of the patent protection we license, our ability to prevent our competitors from commercializing similar or identical product candidates would be adversely affected.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our in-licensed patents may not cover our product candidates or may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review, or PGR, and inter partes review, or IPR, or other similar proceedings in the USPTO or ex-U.S. patent offices challenging our patent rights. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity of our patents, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensors or licensees and the patent examiner were unaware during prosecution. There is no assurance that all potentially relevant prior art relating to our patents and patent applications or those of our licensors or licensees has been found. There is also no assurance that there is not prior art of which we or licensors or licensees were or are aware of, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications or those of our licensors or licensees , which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us. Such loss of in-licensed patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates. Such proceedings also may result in substantial costs and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
The patent protection and patent prosecution for some of our product candidates may be dependent on our licensors or licensees and third parties.
We or our licensors or licensees may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to strengthen our patent position. It is possible that defects as to form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, written descriptions, claim scope, or requests for patent term adjustments, patent term extensions or any foreign equivalents thereof. If we or our licensors or licensees , whether current or future, fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors or licensees are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation, prosecution, or enforcement of our licensed patents or patent applications, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.
As a licensee or licensor, we may rely on third parties to file and prosecute patent applications and maintain patents and otherwise protect the licensed intellectual property under some of our license agreements. We may not have primary control over these activities for certain of our patents or patent applications and other intellectual property rights. We cannot be certain that such activities by third parties have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. Pursuant to the terms of the license agreements with some of our licensors or licensees , the licensors or licensees may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and even if we are permitted to pursue such enforcement or defense, we will require the cooperation of our licensors or licensees . We cannot be certain that our licensors or licensees will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business. If any of our licensors or licensees or any of our future licensors or licensees or future collaborators fails to appropriately prosecute and maintain patent protection for patents covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.

In addition, even where we have the right to control patent prosecution of patents and patent applications we have acquired or licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensors or licensees and their counsel that took place prior to us assuming control over patent prosecution.
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
•we or our licensors or licensees might not have been the first to file patent applications covering certain of our inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•it is possible that our licensors’ or licensees' pending patent applications will not lead to issued patents;
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
Competitors may infringe our intellectual property rights or those of our licensors. To prevent infringement or unauthorized use, we and/or our licensors or licensees may be required to file infringement claims, which can be expensive and time-consuming. Further, our licensors or licensees may need to file infringement claims, but they may elect not file such claims. In addition, in a patent infringement proceeding, a court may decide that a patent we own or license is not valid, is unenforceable and/or is not infringed. If we or any of our licensors or licensees or potential future collaborators were to initiate legal proceedings against a third party to enforce a patent directed at one of our product candidates, the defendant could assert that our patent is invalid, not infringed and/or unenforceable in whole or in part. In patent litigation, defendant allegations of invalidity and/or unenforceability of asserted patents are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including patent-ineligible subject matter, lack of utility, lack of novelty, obviousness or lack of written description, or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent intentionally withheld material information from the USPTO or an ex-U.S. patent office or made a misleading statement during prosecution.
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
Derivation or interference proceedings provoked by third parties or brought by us or our licensors or licensees, or declared by the USPTO or similar proceedings in ex-U.S. patent offices may be necessary to determine the priority of inventions with respect to our or our licensors’ or licensees' patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our or our licensors’ or licensees' defense of such proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with such proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties or enter into development or manufacturing partnerships that would help us bring our product candidates to market.
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
For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our or our licensors’ or licensees ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO, or similar authorities in ex-U.S. jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our or our licensors’ or licensees' ability to obtain new patents or to enforce our existing patents and patents we might obtain in the future.

We or our licensors or licensees may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
We or our licensors or licensees may be subject to claims that former employees or other third parties have an ownership interest in our patents or other intellectual property. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we or our licensors or licensees fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Such an outcome could have a material adverse effect on our business. Even if we or our licensors or licensees are successful in defending against such claims, litigation could result in substantial costs and distraction to management and other employees.
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
If we or our licensors or licensees do not obtain patent term extension for our product candidates, our business may be materially harmed.
Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA-approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it for an FDA-approved indication or a method for manufacturing it may be extended. Patent term extension or equivalents thereof may also be available in certain ex-U.S. countries upon regulatory approval of our product candidates. However, we or our licensors or licensees may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we or our licensors or licensees are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.
We may not be able to protect our intellectual property rights throughout the world.
Although we have issued patents and pending patent applications in the United States and certain other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some ex-U.S. countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we or our licensors or licensees have patent protection but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our or our licensors’ or licensees' patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
Many companies have encountered significant problems in protecting and defending intellectual property rights in ex-U.S. jurisdictions. The legal systems of many ex-U.S. countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our or our licensors’ or licensees' or licensees' patents or marketing of competing products in violation of our proprietary rights. Proceedings to enforce our or our licensors’ or licensees' patent rights in ex-U.S. jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our or our licensors’ or licensees' patents at risk of being invalidated or interpreted narrowly and our or our licensors’ or licensees' patent applications at risk of not issuing and could provoke third parties to assert claims against us. We or our licensors or licensees may not prevail in any lawsuits that we or our licensors or licensees initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our or our licensors’ or licensees' efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or our licensors or licensees are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.
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
In addition, we rely on the protection of our trade secrets, including unpatented know-how, technology and other proprietary information to maintain our competitive position. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants, licensors, licensees and advisors, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.
Moreover, third parties may still obtain this information or may come upon this or similar information independently, and we would have no right to prevent them from using that technology or information to compete with us. If any of these events occurs or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced and our competitive position would be harmed. If we or our licensors or licensees do not apply for patent protection prior to public disclosure or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.
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
Further, these investigators, CROs and other third parties are not our employees and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to our product candidates and clinical trials. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If independent investigators or CROs fail to devote sufficient resources to the development of our product candidates, or if CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed or precluded entirely.
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
We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our third-party contract manufacturing partners for compliance with cGMP regulations or similar ex-U.S. requirements for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our third-party contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain marketing approval for the use of their manufacturing facilities for the manufacture of our product candidates. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable ex-U.S. regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations. Our current and anticipated future dependence upon others for the manufacture of our product candidates or drugs may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.
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
In addition, the trading prices for common stock of other biopharmaceutical companies have been highly volatile as a result of U.S. and global economic conditions. The extent to which these events may impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.
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

As of December 31, 2023, our executive officers and directors, combined with our stockholders who owned more than 5% of our common stock, together with their respective affiliates, owned a significant percentage of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as matters related to our management and affairs. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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

Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity

Our cybersecurity program is managed by our Senior Vice President, Digital and Information Technology, or SVP of Digital and IT, whose team is responsible for leading our enterprise-wide cybersecurity policy, strategy, standards, and architecture.

Our cybersecurity program is aligned with industry standards and reasonable security safeguards for comparable companies in our industry. We also actively engage with industry participants as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures. We may engage consultants from time to time to assist us with assessing and improving our cybersecurity program.

The Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity program and receives periodic reports regarding the program. These reports include updates on our information security program and the status of projects to strengthen our information security systems. The Board also receives reports regarding cybersecurity risks.

Our management team, including our SVP of Digital and IT and our Chief Legal Officer, is responsible for assessing and managing our risks from cybersecurity threats. Certain members of our management team, including our SVP of Digital and IT and our Chief Legal Officer, are part of our Cyber Incident Response Team and are responsible for executing the processes set forth therein, including with respect to our third party service providers. Cybersecurity events are escalated to our Board as appropriate. Our management team’s experience includes developing and overseeing the information technology security program as head of the information technology department and certification from the National Association of Corporate Directors for the Cyber-Risk Oversight Program.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Item 2. Properties.
Our principal executive office is located at 1359 Broadway, Suite 801, New York, New York, 10018, where we lease approximately 4,115 square feet of office space under a lease that expires in August 2027. We also occupy approximately 56,700 square feet and 17,900 square feet of office and laboratory space, respectively, in San Diego, California, under a lease that expires in September 2032. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

Stock Performance Graph

The following graph and table illustrate the total return from April 3, 2020 (the date of our IPO) through December 31, 2023, for (i) our common stock, (ii) the Nasdaq Composite Index, and (iii) the Nasdaq Biotechnology Index. The graph and the table assume that $100 was invested on April 3, 2020 in each of our common stock, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index, and that any dividends were reinvested. The graph assumes our closing sales price on April 3, 2020 of $23.20 per share as the initial value of our common stock and not the initial offering price to the public of $18.00 per share. The comparisons reflected in the graph and table represent past performance and are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG ZENTALIS PHARMACEUTICALS, INC.
NASDAQ COMPOSITE INDEX AND NASDAQ BIOTECHNOLOGY INDEX
$400
$350
$300
$250
$200
$150
$100
$50
$-
4/3/2020
12/31/2020
12/31/2021
12/31/2022
12/31/2023
ZENTALIS PHARMACEUTICALS, INC.
NASDAQ COMPOSITE INDEX
NASDAQ BIOTECHNOLOGY INDEX
*ASSUMES $100 INVESTMENT IN COMPANY'S COMMON STOCK ON APRIL 3, 2020

Holders
As of February 22, 2024, there were approximately 12 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Recent Sales of Unregistered Securities
The Company did not sell any equity securities during the year ended December 31, 2023 that were not registered under the Securities Act.
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

Item 6.

[Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of financial condition and operating results together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K contains forward-looking statements based upon current plans, expectations and beliefs involving significant risks and uncertainties. As a result of many important factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report on 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.

A discussion regarding our financial condition and results of operations for the years ended December 31, 2023 and 2022, including a year-to-year comparison between 2023 and 2022, is presented below. For a discussion regarding our financial condition and results of operations for the year ended December 31, 2021, including a year-to-year comparison between 2022 and 2021, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on 10-K for the year ended December 31, 2022 filed on March 1, 2023.
Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing small molecule therapeutics targeting fundamental biological pathways of cancers. Our lead product candidate, azenosertib (ZN-c3), is a potentially first-in-class and best-in-class WEE1 inhibitor for advanced solid tumors and hematological malignancies. Azenosertib is being evaluated as a monotherapy and in combination across multiple ongoing clinical trials. In clinical trials, azenosertib has been well tolerated and has demonstrated anti-tumor activity as a single agent across multiple tumor types and in combination with several chemotherapy backbones. As part of our azenosertib clinical development program, we are exploring enrichment strategies targeting tumors with high levels of replication stress, such as Cyclin E1 positive tumors, homologous recombination deficient tumors, and tumors with oncogenic driver mutations. We are also developing a BCL-2 inhibitor, ZN-d5, in combination with azenosertib, and we believe we are the only company that has both a WEE1 inhibitor and a BCL-2 inhibitor in clinical development. We currently exclusively in-license or solely own worldwide development and commercialization rights to azenosertib and ZN-d5.

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

Our Pipeline

The following table summarizes our product candidate pipeline:

Our Development Programs

Azenosertib (WEE1 Inhibitor)

Azenosertib is a potentially best-in-class and first-in-class oral, small molecule WEE1 inhibitor. The inhibition of WEE1, a DNA damage response kinase, drives cancer cells into mitosis without being able to repair damaged DNA, resulting in cell death and thereby preventing tumor growth and potentially causing tumor regression. Currently, there are no WEE1 inhibitors approved by the FDA. We have designed azenosertib to have advantages over other investigational therapies targeting WEE1, including superior selectivity and PK properties. Azenosertib is currently being evaluated in the clinic for advanced solid tumors and hematological malignancies as a monotherapy, in combination with traditional chemotherapy and other DNA damaging agents, and in combination with molecularly targeted agents. We are targeting the submission of our first NDA for azenosertib in a gynecologic malignancy in 2026.

The following clinical trials are part of the azenosertib clinical development program:
•Clinical Trial of Azenosertib in Platinum Sensitive Ovarian Cancer (PSOC). We are planning to initiate a clinical trial evaluating azenosertib in PSOC patients in the first-line maintenance setting. We expect to disclose additional details with respect to this trial in the second half of 2024, and to initiate this trial in 2025.
•Monotherapy - Phase 2 Clinical Trial in Cyclin E1 Driven High-Grade Serous Ovarian Cancer, Fallopian Tube, or Primary Peritoneal Cancer (HGSOC) (DENALI - ZN-c3-005). We are evaluating azenosertib as a monotherapy in a Phase 2 clinical trial in patients with Cyclin E1 positive platinum resistant HGSOC. Our Cyclin E1 positive enrichment strategy is supported by preclinical data that showed that high Cyclin E1 protein expression sensitized cancer cells to the anti-tumor effects of azenosertib as well as preliminary retrospective clinical data that Cyclin E1 protein levels may be associated with clinical benefit from WEE1 inhibition. In addition, in April 2023, we announced preclinical data at the 2023 AACR, Annual Meeting that demonstrated that azenosertib drove cancer cell death in Cyclin E1-high tumor cells in vitro and substantially inhibited growth of Cyclin E1-high, patient derived, in vivo tumor models. We expect to disclose topline data from this trial in the first half of 2025.
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
•Monotherapy - Phase 2 Clinical Trial in Recurrent or Persistent Uterine Serous Carcinoma (USC) (TETON - ZN-c3-004). Azenosertib is currently being evaluated as a monotherapy in a Phase 2 clinical trial in patients with USC. As of a September 14, 2022 data cutoff, a total of 43 patients were enrolled and dosed. Azenosertib was well tolerated. The most common TRAEs were nausea (60.5% all grades/9.3% grade 3 or higher), fatigue (46.5% all grades/9.3% grade 3 or higher), diarrhea (37.2% all grades/7.0% grade 3 or higher) and vomiting (32.6% all grades/7.0% grade 3 or higher). The FDA granted Fast Track designation in November 2021 to azenosertib in patients with advanced or metastatic USC who have received at least one prior platinum-based chemotherapy regimen for management of advanced or metastatic disease. We believe that the study design in this patient population has the potential to support registration in the United States. We expect to disclose topline data from this trial in the second half of 2025.
•Combination - Phase 1b Clinical Trial of Azenosertib and Chemotherapy in PROC (ZN-c3-002). Azenosertib is currently being evaluated in combination with each of paclitaxel, carboplatin, PLD, and gemcitabine in four separate cohorts in a Phase 1b clinical trial in patients with PROC. On May 25, 2023, we announced positive data from this Phase 1b clinical trial. Azenosertib was well tolerated in combination with multiple types of chemotherapy and demonstrated encouraging clinical activity, with noteworthy ORRs and mPFS in all patients, but especially in those patients with Cyclin E1 positive tumors, a subgroup recognized to have a poor prognosis and to show relatively poor outcomes following treatment with chemotherapy. A total of 115 patients were enrolled in the study across all chemotherapy combination groups. At April 10, 2023, 94 were response evaluable. Across all dosing schedules, azenosertib plus paclitaxel demonstrated the highest ORR of 50.0% (mPFS of 7.4m; mDOR of 5.6m), followed by an ORR of 38.5% (mPFS of 8.3m; mDOR of 6.2m) for azenosertib plus gemcitabine. Azenosertib plus carboplatin demonstrated an ORR of 35.7% (mPFS of 10.4m; mDOR of 11.4m), and azenosertib plus PLD demonstrated an ORR of 19.4% (mPFS of 6.3m; mDOR of 8.3m). Of patients who had available tissue for IHC, 87% were Cyclin E1+ (H-score >50). Cyclin E1+ status was associated with a superior ORR and a longer mPFS across the response-evaluable patient population with IHC data (ORR of 40.0% vs 8.3%; mPFS of 9.86 vs 3.25 months; HR = 0.37; P = 0.0078), showcasing the potential synergy of WEE1 inhibition with chemotherapy in this patient population. Frequent Grade ≥3 TRAEs, (%) across all azenosertib intermittent dosing groups were thrombocytopenia (27.5%), neutropenia (25.5%), anemia (15.7%), and fatigue (9.8%).
•Monotherapy - Phase 1b Dose Finding Clinical Trial in Solid Tumors (ZN-c3-001). We are currently evaluating azenosertib as a monotherapy in a Phase 1b dose finding clinical trial for the treatment of solid tumors. On June 6, 2023, we announced positive data from this clinical trial. As of April 24, 2023, a total of 127 heavily pretreated patients with advanced solid tumors were enrolled and received monotherapy azenosertib at doses ≥ 300 mg on either continuous daily dosing or intermittent weekly administration schedules. Across all tumor types, 74 patients received azenosertib on a continuous dosing schedule and 53 patients received azenosertib on an intermittent dosing schedule. When evaluating continuous versus intermittent at comparable clinically meaningful dose levels, the data were the following: intermittent dosing maintained safety and improved tolerability of azenosertib as compared to continuous dosing. Gastrointestinal, fatigue, and hematologic Grade 3 and 4 TRAEs were comparable or favorable versus continuous dosing. No discontinuations due to TRAEs were observed in the intermittent cohorts. Steady state exposure, as measured by AUC0-24, more than doubled at the intermittent dose of 400 mg, 5 days on, 2 days off, compared to AUC observed at 300 mg daily with continuous administration, and intermittent dosing achieved higher maximal concentration levels as compared to continuous administration. As of June 2, 2023, the confirmed ORR in the combined ovarian and USC subgroup of patients treated with intermittent dosing was 36.8% (7/19), versus 19.2% (5/26) in those who received a continuous dosing. In the response evaluable patients who received intermittent dosing azenosertib, the confirmed ORR was 50% in USC and 30.8% in ovarian cancer. 89% of ovarian cancer and USC patients who received an intermittent dosing schedule had target lesion reductions from their baseline scans. Patients in this subgroup who received an intermittent dosing schedule had a median follow up of 4.4 months, and 63% (12/19) patients remained on therapy as of June 2, 2023. On November 6, 2023, we announced updated data from this trial. Data from October 25, 2023 in the same population of patients (ovarian cancer and USC patients) that were response-evaluable on June 2, 2023, showed that there continued to be a 36.8% (7/19) ORR in these patients. As compared to the June 2, 2023 data, the median follow-up for patients in this subgroup increased to 9.2 months and the mPFS increased to 6.5 months. As of September 27, 2023, azenosertib continued to demonstrate a favorable safety and tolerability profile with additional safety-evaluable patients and longer follow-up. We expect to disclose the final results from this trial in the second half of 2024.
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
•Combination - Phase 1/2 Clinical Trial of Azenosertib and Chemotherapy in Pancreatic Cancer. We have agreed to support the Dana Farber-sponsored Phase 1/2 clinical trial evaluating azenosertib and chemotherapy (gemcitabine) in pancreatic cancer patients.
•Combination – Phase 1/2 Clinical Trial of Azenosertib, Chemotherapy and Pembrolizumab, in Triple Negative Breast Cancer (TNBC). We have agreed to support the Dana Farber-sponsored Phase 1/2 clinical trial evaluating azenosertib, chemotherapy (carboplatin) and pembrolizumab, in patients with TNBC.

ZN-d5 (BCL-2 Inhibitor)

ZN-d5 is a potentially best-in-class, selective, oral small molecule inhibitor of BCL-2. BCL-2 is a protein that plays a critical role in the regulation of cell death, known as apoptosis. The overexpression of BCL-2 is frequently detected in numerous cancer types, which prevents apoptosis of cancer cells. Utilizing our medicinal chemistry expertise, we have designed ZN-d5 to have best-in-class potency, selectivity and PK properties. ZN-d5 is being evaluated in combination with azenosertib in a Phase 1/2 dose escalation clinical trial in patients with R/R AML (ZN-d5-004C). The Phase 1 portion of this trial will escalate the doses of both drugs to identify the dose for the combination, which will be assessed in Phase 2 expansion cohort(s). This study is expected to enroll up to approximately 100 patients. This clinical trial is supported by preclinical models that showed that the combination of ZN-d5 with azenosertib yielded a significant enhancement of activity in several indications, including R/R AML, as compared to activity shown with either of these product candidates as a single agent. Preclinical models also showed that the combination of ZN-d5 with azenosertib was well tolerated in mice. We believe we are the only company to have both a WEE1 inhibitor and a BCL-2 inhibitor in clinical development. We expect to disclose the initial data from this trial in the second half of 2024.
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

Since inception, we have incurred significant operating losses. Our net losses were $292.3 million for the year ended December 31, 2023. We had an accumulated deficit of $888.6 million as of December 31, 2023. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We had cash, cash equivalents and marketable securities of $482.9 million as of December 31, 2023. We believe that our existing cash, cash equivalents and marketable securities as of

December 31, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements into 2026. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
License Agreements and Strategic Collaborations
Recurium IP Holdings, LLC License Agreement
In December 2014, our wholly owned subsidiary, Zeno Pharmaceuticals, Inc., entered into the Recurium Agreement with Recurium IP, which was subsequently amended, under which Zeno Pharmaceuticals, Inc. was granted an exclusive worldwide license to certain intellectual property rights owned or controlled by Recurium IP to develop and commercialize pharmaceutical products for the treatment or prevention of disease, other than for providing pain relief. Following certain corporate restructuring disclosed elsewhere in this Annual Report on Form 10-K, our wholly owned subsidiary, ZMI, became the Zentalis contracting party to the Recurium Agreement. The intellectual property rights exclusively licensed by ZMI under the Recurium Agreement include certain intellectual property covering azenosertib and ZN-d5. ZMI has the right to sublicense its rights under the Recurium Agreement, subject to certain conditions. ZMI is required to use commercially reasonable efforts to develop and commercialize at least one product that comprises or contains a compound modulating one of ten specific biological targets and to execute certain development activities.
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
GSK Clinical Trial Collaboration and Supply Agreement
In April 2021, we entered into a clinical trial collaboration and supply agreement with GSK under which we are evaluating the combination of azenosertib and niraparib, GSK’s poly (ADP-ribose) polymerase (PARP) inhibitor, in patients with PROC. Pursuant to this agreement, we are responsible for the conduct and cost of the relevant studies, under the supervision of a joint development committee made up of our representatives and representatives of GSK that meets quarterly. GSK is supplying niraparib for use in the collaboration, at no cost to us. We are required to provide to GSK clinical data and other reports upon completion of the study.
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
Immunome License Agreement
On January 5, 2024, we entered into an exclusive, worldwide license agreement with Immunome, under which Immunome licensed from us ZPC-21 (now known as IM-1021), a preclinical ROR1 ADC with best-in-class potential, and our proprietary ADC platform technology. Under the terms of the deal, we received an up-front payment of $35 million in cash and Immunome common stock. We are eligible to receive up to $275 million of milestone payments for ZPC-21 and other products that utilize the licensed platform technology in addition to mid-to-high single-digit royalties.
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
The following table summarizes our research and development expenses by product candidate or development program:

	Year Ended December 31,
	2023	2022
	(in thousands)
Azenosertib	$67,019	$48,841
ZN-d5	16,888	19,385
Unallocated research and development expenses	105,683	104,508
Total research and development expenses	$189,590	$172,734
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

Results of Operations
Comparison of Years Ended December 31, 2023 and 2022
The following table summarizes our results of operations for the years ended December 31, 2023 and 2022, together with the changes in those items in dollars:

	Year Ended December 31,
	2023	2022	Increase (Decrease)
	(in thousands)
Operating Expenses
Research and development	$189,590	$172,734	$16,856
Zentera in-process research and development	45,568	—	45,568
General and administrative	64,351	54,553	9,798
Total operating expenses	299,509	227,287	72,222
Loss from operations	(299,509)	(227,287)	(72,222)
Investment and other income, net	22,617	5,987	16,630
Net loss before income taxes	(276,892)	(221,300)	(55,592)
Income tax benefit	(601)	(469)	(132)
Loss on equity method investment	16,014	16,282	(268)
Net loss	(292,305)	(237,113)	(55,192)
Net loss attributable to noncontrolling interests	(114)	(307)	193
Net loss attributable to Zentalis	$(292,191)	$(236,806)	$(55,385)
Revenue
We did not generate any revenue for the years ended December 31, 2023 and 2022.
Research and Development Expenses
Research and development, or R&D, expenses for the year ended December 31, 2023 were $189.6 million, compared to $172.7 million for the year ended December 31, 2022. The increase of $16.9 million was primarily due to a $7.5 million increase in expense relating to our cost sharing relationship with Zentera that was terminated in June 2023, a $7.4 million increase related to personnel expenses, of which $5.8 million related to non-cash stock-based compensation expense, a $2.8 million increase in facilities and overhead expenses and a $2.8 million increase in consulting expense. These increases were partially offset by decreases of $2.8 million and $0.9 million in collaborations expense, supplies and other expenses, respectively.
Zentera In-process Research and Development Expenses
Zentera In-process Research and Development expenses for the year ended December 31, 2023 were $45.6 million, compared to zero for the year ended December 31, 2022. The increase was due to $45.6 million of total cash and non-cash consideration transferred to Zentera for in-process research and development during the year ended December 31, 2023 relating to the termination of our collaboration with Zentera.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2023 were $64.4 million, compared to $54.6 million during the year ended December 31, 2022. The increase of $9.8 million was primarily attributable to a $4.9 million non-cash operating lease impairment charge, a $5.1 million increase related to personnel expenses, of which $3.7 million related to non-cash stock-based compensation expense, and $1.4 million related to outside services. This was partially offset by a $1.6 million decrease in facilities and overhead and other expense.

Investment and Other Income, Net
Investment and other income was $22.6 million for the year ended December 31, 2023, compared to $6.0 million for the year ended December 31, 2022. The increase of $16.6 million was primarily the result of higher rates of return from our invested marketable securities.
Liquidity and Capital Resources
Since our inception, our operations have been limited to organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product pipeline. We do not have any products approved for commercial sale and have not generated any revenues from product sales, and we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our research programs and product candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting additional preclinical studies and clinical trials for our current and future research programs and product candidates, contracting with CMOs to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations.
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
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity securities. From inception through December 31, 2023, we raised a total of $1.2 billion in gross proceeds from the sale of shares of our common stock and convertible preferred units. As of December 31, 2023, we had $28.0 million in cash and cash equivalents, $454.9 million in marketable securities, and an accumulated deficit of $888.6 million. We maintain the majority of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. We had no indebtedness as of December 31, 2023.
ATM Program
In May 2021, we entered into a sales agreement, or the Sales Agreement, with Leerink Partners LLC, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $200.0 million in “at-the-market” offerings, or the ATM, under our Registration Statement on Form S-3 (File No. 333-255769) filed with the SEC on May 4, 2021. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through The Nasdaq Global Market or any other existing trading market for our common stock. During the year ended December 31, 2023, we did not sell any shares of common stock under the Sales Agreement. As of December 31, 2023 there was $140.3 million of our common stock remaining available for sale under the Sales Agreement.
Cash Flows
The following table summarizes our sources and uses of cash for the period presented:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(207,822)	$(163,751)
Net cash used in investing activities	(44,458)	(114,180)
Net cash provided by financing activities	237,303	261,043
Net (decrease) increase in cash, cash equivalents and restricted cash	$(14,977)	$(16,888)
Operating Activities
We have incurred losses since inception. Net cash used in operating activities for the year ended December 31, 2023 was $207.8 million, consisting primarily of our net loss of $292.3 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses, as well as changes in operating assets and liabilities of $5.9 million, partially offset by non-cash adjustments of $78.6 million.
Net cash used in operating activities for the year ended December 31, 2022 was $163.8 million, consisting primarily of our net loss of $237.1 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses, and partially offset by changes in operating assets and liabilities of $13.3 million and non-cash adjustments of $60.1 million.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2023 of $44.5 million was attributable to the investment of excess cash of $549.2 million and the purchases of property and equipment of $0.6 million, partially offset by proceeds from maturities of marketable securities of $505.3 million.
Net cash used in investing activities for the year ended December 31, 2022 of $114.2 million was attributable to the investment of excess cash of $533.2 million and the purchases of property and equipment of $2.5 million, partially offset by proceeds from marketable securities of $421.5 million.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2023 of $237.3 million primarily relates to the June 2023 follow-on offering, which provided net cash of $235.7 million. An additional $1.6 million was provided from the issuance of common stock under equity incentive plans.
Net cash provided by financing activities in the year ended December 31, 2022 of $261.0 million primarily relates to the May 2022 follow-on offering, which provided net cash of $188.8 million, the April 2022 direct offering to Pfizer, which provided net cash of $20.5 million, and shares sold under the Sales Agreement which provided net proceeds of $48.6 million. Of the $25.0 million gross proceeds received from Pfizer, $4.2 million of the proceeds represented a premium in excess of the fair value of our common stock on the date of the investment. An additional $3.1 million was provided from the issuance of common stock under equity incentive plans.
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

•hire additional personnel, including in research, manufacturing and regulatory and clinical development as well as management personnel;
•seek regulatory approval for any product candidates and, if needed, diagnostics tools for biomarkers associated with such product candidates, that successfully complete clinical development; and
•expand our operational, financial and management systems and increase personnel, including personnel to support our operations as a public company.
As of December 31, 2023, we have $2.6 million and $43.2 million in current and long-term lease liabilities, respectively. We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements into 2026. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drugs, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•the progress, costs and results of our clinical trials for our programs for azenosertib and ZN-d5;
•the progress, costs and results of additional research and preclinical studies in other research programs we initiate in the future and, if needed, of diagnostics tools for biomarkers associated with our product candidates and future product candidates;
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

We base our estimates on the best information available at the time. However, additional information may become available to us, which may allow us to make a more accurate estimate in future periods. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. There were no such significant changes during the years ended December 31, 2023 or 2022.

Share-Based Payments
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions
We maintain equity incentive plans, which provide for share-based awards, including stock options, restricted stock units, or RSUs, restricted stock and performance awards. We also maintain an employee stock purchase plan. We determine the fair value of our stock option awards and performance awards at the date of grant using a Black-Scholes model. We determine the fair value of our restricted stock awards at the date of grant using the closing market value of our common stock on the date of grant.

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

If actual results are not consistent with the assumptions used, the share-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the share-based compensation. A 10% change in our share-based compensation expense for the year ended December 31, 2023, would have affected pre-tax earnings by approximately $5.5 million in 2023.

Recent Accounting Pronouncements
See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on certain accounting standards that have been adopted during 2023 or that have not yet been required to be implemented and may be applicable to our future operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities and inflation. We held cash and cash equivalents of $28.0 million and $43.1 million as of December 31, 2023 and 2022, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.
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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under this framework, our principal executive officer and our principal financial officer have concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting at December 31, 2023 has also been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Zentalis Pharmaceuticals, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Zentalis Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Zentalis Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 27, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP
San Diego, California
February 27, 2024

Item 9B. Other Information.

Director and Officer Trading Arrangements

On November 16, 2023, Jan Skvarka, a member of the Company's Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 11,368 shares of the Company’s common stock until December 31, 2024.

On December 5, 2023, Diana Hausman, then a member of the Company's Board of Directors and, since January 19, 2024, the Chief Medical Officer of the Company, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 13,244 shares of the Company’s common stock until May 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.
The information required by this item will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements.
The following documents are included on pages F-1 through F-30 attached hereto and are filed as part of this Annual Report on Form 10-K.
Index to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.
All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

2.1	Plan of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.1	05/15/2020
2.2	Certificate of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.2	05/15/2020
3.1	Certificate of Incorporation of Zentalis Pharmaceuticals, Inc.	S-8	333-237593	4.1	04/07/2020
3.2	Certificate of Amendment to Certificate of Incorporation of Zentalis Pharmaceuticals, Inc., dated June 16, 2023.	8-K	001-39263	3.1	06/16/2023
3.3	Amended and Restated Bylaws of Zentalis Pharmaceuticals, Inc.	8-K	001-39263	3.1	02/15/2024
3.4	Second Amended and Restated Limited Liability Company Agreement of Zentalis Pharmaceuticals, LLC	S-1	333-236959	3.3	03/06/2020
4.1	Amended and Restated Investors’ Rights Agreement, dated as of September 6, 2019, by and among Zeno Pharma, LLC and the investors party thereto	S-1	333-236959	4.1	03/06/2020
4.2	Specimen of Common Stock Certificate evidencing the shares of common stock	S-1	333-236959	4.2	03/06/2020
4.3	Description of Capital Stock	10-K	001-39263	4.3	03/25/2021
10.1#	Zentalis Pharmaceuticals, LLC 2017 Profits Interest Plan, as amended, and form of profit interest award agreement thereunder	S-1	333-236959	10.1	03/06/2020
10.2.1#	2020 Incentive Award Plan and form of option agreement and restricted stock unit agreement thereunder	S-1/A	333-236959	10.2	03/30/2020
10.2.2#	Amendment No. 1 to the Zentalis Pharmaceuticals, Inc. 2020 Incentive Award Plan	10-Q	001-39263	10.3	05/17/2021
10.3#	Non-Employee Director Compensation Program					*

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.4#	2020 Employee Stock Purchase Plan, as amended and restated.	S-8	333-254506	99.1	03/19/2021
10.5#	Form of Conversion Restricted Stock Award Agreement for former Class B Common Unit Holders	S-1/A	333-236959	10.5	03/30/2020
10.6.1#	Zentalis Pharmaceuticals, Inc. 2022 Employment Inducement Incentive Award Plan, as amended					*
10.6.2#	Form of Option Agreement pursuant to the Zentalis Pharmaceuticals, Inc. 2022 Employment Inducement Incentive Award Plan	8-K	001-39263	10.2	07/22/2022
10.6.3#	Form of RSU Agreement pursuant to the Zentalis Pharmaceuticals, Inc. 2022 Employment Inducement Incentive Award Plan	8-K	001-39263	10.3	07/22/2022
10.7#	Form of Indemnification Agreement for Directors and Officers	10-Q	001-39263	10.1	05/10/2023
10.8.1	Lease, effective September 30, 2020, between Zentalis Pharmaceuticals, Inc. and TPSC IX, LLC	8-K	001-39263	10.1	10/02/2020
10.8.2	Partial Lease Termination Agreement and First Amendment to Lease, effective September 16, 2021, by and between Zentalis Pharmaceuticals, Inc. and TPSC IX, LLC	10-Q	001-39263	10.1	11/10/2021
10.9.1	Lease, effective March 24, 2021, between Zentalis Pharmaceuticals, Inc. and ESRT 1359 BROADWAY, L.L.C.	10-K	1.39263	10.12	3/25/2021
10.9.2†	Amendment to Lease, dated December 11, 2023, between Zentalis Pharmaceuticals, Inc. and ESRT 1359 BROADWAY, L.L.C.					*
10.10†	Sublease, effective March 6, 2023, between Zentalis Pharmaceuticals, Inc. and L.M. Cohen & Co. LLP Certified Public Accountants, as amended on April 10, 2023	10-Q	001-39263	10.2	05/10/2023
10.11#	Amended and Restated Employment Agreement, effective as of February 28, 2023, between Zeno Management, Inc. and Melissa Epperly	10-K	001-39263	10.11	03/01/2023
10.12#	Amended and Restated Employment Agreement, dated February 28, 2023, between Zeno Management, Inc. and Kimberly Blackwell, M.D.	10-K	001-39263	10.12	03/01/2023
10.13#	Amended and Restated Employment Agreement, dated February 28, 2023, between Zeno Management, Inc. and Cam S. Gallagher	10-K	001-39263	10.13	03/01/2023
10.14#	Amended and Restated Employment Agreement, dated February 28, 2023, between Zeno Management, Inc. and Carrie Brownstein, M.D.	10-K	001-39263	10.14	03/01/2023
10.15#†	Release Agreement, dated January 19, 2024, among Zentalis Pharmaceuticals, Inc., Zeno Management, Inc., and Carrie Brownstein, M.D.					*
10.16#†	Consulting Agreement, dated January 19, 2024, between Zentalis Pharmaceuticals, Inc. and Carrie Brownstein, M.D.					*
10.17#	Amended and Restated Employment Agreement, dated February 28, 2023, between Zeno Management, Inc. and Kevin Bunker, Ph.D.	10-K	001-39263	10.15	03/01/2023

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.18#†	Transition and Release Agreement, dated November 1, 2023, among Zentalis Pharmaceuticals, Inc., Zeno Management, Inc., and Kevin Bunker, Ph.D.					*
10.19#	General Release Agreement, dated January 2, 2024, among Zentalis Pharmaceuticals, Inc., Zeno Management, Inc. and Kevin Bunker, Ph.D.					*
10.20#†	Consulting Agreement, dated November 1, 2023, between Zentalis Pharmaceuticals, Inc. and Kevin Bunker, Ph.D.					*
10.21#	Amended and Restated Employment Agreement, dated February 28, 2023, between Zeno Management, Inc. and Andrea Paul	10-K	001-39263	10.16	03/01/2023
10.22#	Employment Agreement, dated February 8, 2023, between Zeno Management, Inc. and Iris Roth, Ph.D.	8-K	001-39263	10.1	02/13/2023
10.23#	Amended and Restated Employment Agreement, effective December 31, 2023, between Zeno Management, Inc. and Mark Lackner, Ph.D.					*
10.24#	Employment Agreement, dated January 19, 2024, between Zeno Management, Inc. and Diana Hausman, M.D.					*
10.25†	Third Amended and Restated License Agreement, dated June 5, 2023, by and between Zeno Management, Inc. and Recurium IP Holdings, LLC	10-Q	001-39263	10.1	08/09/2023
21.1	List of Subsidiaries of Zentalis Pharmaceuticals, Inc.					*
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
97#	Zentalis Pharmaceuticals, Inc. Policy for Erroneously Awarded Compensation					*
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

ZENTALIS PHARMACEUTICALS, INC.

Date: February 27, 2024	By:	/s/ Kimberly Blackwell, M.D.
Kimberly Blackwell, M.D.
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kimberly Blackwell, M.D.	Chief Executive Officer and Director (principal executive officer)	February 27, 2024
Kimberly Blackwell, M.D.

/s/ Melissa B. Epperly	Chief Financial Officer (principal financial and accounting officer)	February 27, 2024
Melissa B. Epperly

/s/ David M. Johnson	Chairperson	February 27, 2024
David M. Johnson

/s/ Cam S. Gallagher	President and Director	February 27, 2024
Cam S. Gallagher

/s/ Enoch Kariuki	Director	February 27, 2024
Enoch Kariuki

/s/ Jan Skvarka	Director	February 27, 2024
Jan Skvarka

/s/ Karan S. Takhar	Director	February 27, 2024
Karan S. Takhar

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Zentalis Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zentalis Pharmaceuticals, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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

Accrued clinical trial expenses
Description of the Matter
During 2023, the Company incurred $189.6 million for research and development expenses, and as of December 31, 2023, the Company accrued $36.3 million for research and development expenses, which includes clinical trial expenses and accruals. As described in Note 2 of the financial statements, the Company records accruals for estimated costs of research and development activities that include costs for clinical trials. The Company records costs based on estimates and/or representations from contract research organizations (“CROs”) and other vendors regarding work performed, level of patient enrollment, completion of patient studies and progress of the clinical trials. The Company monitors patient enrollment levels and related activities through internal reviews, correspondence with CROs and reviews of contractual terms.

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

San Diego, California
February 27, 2024

Zentalis Pharmaceuticals, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts and par value)

	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$28,038	$43,069
Marketable securities, available for sale	454,881	394,302
Prepaid expenses and other current assets	13,799	14,562
Total current assets	496,718	451,933
Property and equipment, net	5,819	7,705
Operating lease right-of-use assets	35,916	42,373
Prepaid expenses and other assets	6,818	9,723
Goodwill	3,736	3,736
Investment in Zentera Therapeutics	—	21,213
Restricted cash	2,681	2,627
Total assets	$551,688	$539,310
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$14,926	$11,247
Accrued expenses	54,441	45,400
Total current liabilities	69,367	56,647
Deferred tax liability	—	853
Long-term lease liability	43,150	45,166
Other long-term liabilities	1,780	2,620
Total liabilities	114,297	105,286
Commitments and contingencies (see Note 10)
EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 70,765,554 and 59,280,247 shares issued and outstanding at December 31, 2023 and 2022, respectively	70	59
Additional paid-in capital	1,323,576	1,031,462
Accumulated other comprehensive income/(loss)	2,194	(1,353)
Accumulated deficit	(888,556)	(596,365)
Total stockholders' equity	437,284	433,803
Noncontrolling interests	107	221
Total equity	437,391	434,024
Total liabilities and stockholders' equity	$551,688	$539,310
See accompanying notes to consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year ended December 31,
	2023	2022	2021
Operating Expenses
Research and development	$189,590	$172,734	$175,601
Zentera in-process research and development	45,568	—	—
General and administrative	64,351	54,553	40,941
Total operating expenses	299,509	227,287	216,542
Loss from operations	(299,509)	(227,287)	(216,542)
Other Income (Expense)
Investment and other income, net	22,617	5,987	401
Gain on deconsolidation of Zentera	—	—	51,582
Net loss before income taxes	(276,892)	(221,300)	(164,559)
Income tax benefit	(601)	(469)	(297)
Loss on equity method investment	16,014	16,282	1,831
Net loss	(292,305)	(237,113)	(166,093)
Net loss attributable to noncontrolling interests	(114)	(307)	(7,368)
Net loss attributable to Zentalis	$(292,191)	$(236,806)	$(158,725)
Net loss per common share outstanding, basic and diluted	$(4.47)	$(4.48)	$(3.72)
Common shares used in computing net loss per share, basic and diluted	65,409	52,857	42,688
See accompanying notes to consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year ended December 31,
	2023	2022	2021
Net loss	$(292,305)	$(237,113)	$(166,093)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net	3,547	(1,228)	(161)
Total comprehensive loss	(288,758)	(238,341)	(166,254)
Comprehensive loss attributable to noncontrolling interests	(114)	(307)	(7,368)
Comprehensive loss attributable to Zentalis	$(288,644)	$(238,034)	$(158,886)
See accompanying notes to consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except per unit amounts)

	Year Ended December 31, 2021
	Zentalis Stockholders
	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2020	41,040	$41	$509,339	$36	$(200,834)	$24,795	$333,377
Share-based compensation expense	—	—	35,737	—	—	—	35,737
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions and offering costs	3,691	4	171,969	—	—	—	171,973
Issuance and withholding of common stock in connection with restricted stock unit vesting, net	517	—	(1,146)	—	—	—	(1,146)
Deconsolidation event	—	—	—	—	—	(16,899)	(16,899)
Issuance of common stock upon exercise of options	232	—	7,149	—	—	—	7,149
Issuance of common stock under employee stock purchase plan	15	—	545	—	—	—	545
Cancellation of restricted stock awards	(4)	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	(161)	—	—	(161)
Net loss attributable to non-controlling interest	—	—	—	—	—	(7,368)	(7,368)
Net loss attributable to Zentalis	—	—	—	—	(158,725)	—	(158,725)
Balance at December 31, 2021	45,491	$45	$723,593	$(125)	$(359,559)	$528	$364,482

	Year Ended December 31, 2022
	Zentalis Stockholders
	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2021	45,491	$45	$723,593	$(125)	$(359,559)	$528	$364,482
Share-based compensation expense	—	—	46,840	—	—	—	46,840
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions and offering costs	13,495	13	257,909	—	—	—	257,922
Issuance of common stock in connection with restricted stock unit vesting, net	159	1	—	—	—	—	1
Issuance of common stock upon exercise of options	122	—	2,246	—	—	—	2,246
Issuance of common stock under employee stock purchase plan	30	—	874	—	—	—	874
Cancellation of restricted stock awards	(17)	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	(1,228)	—	—	(1,228)
Net loss attributable to non-controlling interest	—	—	—	—	—	(307)	(307)
Net loss attributable to Zentalis	—	—	—	—	(236,806)	—	(236,806)
Balance at December 31, 2022	59,280	$59	$1,031,462	$(1,353)	$(596,365)	$221	$434,024

	Year Ended December 31, 2023
	Zentalis Stockholders
	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2022	59,280	$59	$1,031,462	$(1,353)	$(596,365)	$221	$434,024
Share-based compensation expense	—	—	54,822	—	—	—	54,822
Other comprehensive income (loss)	—	—	—	3,547	—	—	3,547
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions and offering costs	11,033	11	235,669	—	—	—	235,680
Issuance and withholding of common stock in connection with restricted stock unit vesting, net	361	—	—	—	—	—	—
Issuance of common stock upon exercise of options	54	—	995	—	—	—	995
Issuance of common stock under employee stock purchase plan	42	—	628	—	—	—	628
Cancellation of restricted stock awards	(3)	—	—	—	—	—	—
Net loss attributable to non-controlling interest	—	—	—	—	—	(114)	(114)
Net loss attributable to Zentalis	—	—	—	—	(292,191)	—	(292,191)
Balance at December 31, 2023	70,767	$70	$1,323,576	$2,194	$(888,556)	$107	$437,391
See accompanying notes to consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net loss	$(292,305)	$(237,113)	$(166,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,389	1,426	544
Operating lease right-of-use asset and fixed asset impairment	4,953	—	—
IPR&D impairment	—	—	8,800
Recognized tax gain on IPR&D impairment	—	—	(2,462)
Gain on deconsolidation of Zentera, net of tax	—	—	(49,930)
Noncash consideration portion of Zentera in-process research and development	15,045	—	—
Share-based compensation	54,822	46,840	35,737
Loss on disposal of equipment	406	56	15
(Accretion of discounts)/amortization of premiums on marketable securities, net	(13,157)	(3,725)	908
Loss on equity method investment	16,014	16,282	1,831
Deferred income taxes	(853)	(769)	(48)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(5,678)	(6,605)	1,294
Accounts payable and accrued liabilities	10,919	15,527	13,964
Operating lease right-of-use assets and liabilities, net	623	4,330	1,347
Net cash used in operating activities	(207,822)	(163,751)	(154,093)
Investing activities:
Purchases of marketable securities	(549,182)	(533,161)	(363,508)
Proceeds from maturities of marketable securities	505,307	421,529	365,820
Deconsolidation of Zentera cash	—	—	(14,320)
Purchases of property and equipment	(583)	(2,548)	(6,107)
Net cash used in investing activities	(44,458)	(114,180)	(18,115)
Financing activities:
Proceeds from issuance of common stock under equity incentive plans	1,623	3,121	7,694
Net-settlement of restricted stock unit vesting	—	—	(1,146)
Proceeds from issuance of common stock, net	235,680	257,922	171,973
Net cash provided by financing activities	237,303	261,043	178,521
Net (decrease) increase in cash, cash equivalents and restricted cash	(14,977)	(16,888)	6,313
Cash, cash equivalents and restricted cash at beginning of year	45,696	62,584	56,271
Cash, cash equivalents and restricted cash at end of year	$30,719	$45,696	$62,584
Supplemental disclosure of cash flow information:
Income taxes paid	$140	$12	$20
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$602	$—	$44,613
Accrued capital expenditures	$—	$—	$(1,510)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows for the periods presented:

	Year Ended December 31,
	2023	2022	2021
Cash and cash equivalents	$28,038	$43,069	$59,714
Restricted cash, current	—	—	243
Restricted cash, non-current	2,681	2,627	2,627
Total cash, cash equivalents and restricted cash reported in the Consolidated Statement of Cash Flows	$30,719	$45,696	$62,584
See accompanying notes to consolidated financial statements.

Zentalis Pharmaceuticals, Inc.

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
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and include our wholly-owned subsidiaries and a variable interest entity (“VIE”) for the periods in which we determined we were the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

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
Cash and Cash Equivalents
Cash equivalents are comprised of short-term, highly-liquid investments with maturities of 90 days or less at the date of purchase. As of December 31, 2023 and 2022, our cash equivalents consisted of money market funds and corporate debt securities.

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
Restricted Cash
Under the terms of our office leases, we are required to maintain a letter of credit as a security deposit during the term of such leases. At December 31, 2023 and 2022, restricted cash of $2.7 million and $2.6 million, respectively, was pledged as collateral for the letters of credit.
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

Leases
We have entered into operating leases for real estate. We determine if an arrangement is a lease at inception and evaluate each lease agreement to determine whether the lease is an operating or finance lease. For leases where we are the lessee, right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Liabilities from operating leases are included in accrued expenses and long-term lease liabilities on our consolidated balance sheet. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any prepaid lease payments, lease incentives received, and costs which will be incurred in exiting a lease. Our leases often include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that we will exercise that option. As of December 31, 2023, it is not reasonably certain that these options will be exercised and they are not included within the lease term. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components which are accounted for as a single lease component for all of our leases.
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
Goodwill is reviewed for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment. During the impairment review process, we consider qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount, including goodwill. If we determine that it is not more likely than not that the fair value of our reporting unit is less than the carrying amount, then no additional assessment is deemed necessary. Otherwise, we proceed to compare the estimated fair values of the reporting units with the carrying values, including goodwill. If the carrying amounts of the reporting units exceed the fair values, we record an impairment loss based on the difference. We completed our most recent annual evaluation for impairment for goodwill as of December 31, 2023 using the qualitative assessment and determined that no impairment existed, and no charges were recorded.
Equity Method Accounting
We held significant influence, but not a controlling interest, in our former affiliate Zentera. From the deconsolidation of Zentera during July 2021 until the termination of our collaboration Zentera during the six-months ended June 30, 2023, this investment was accounted for using the equity method. Our share of earnings or losses of the investment entity were reported on the consolidated statement of operations, with a corresponding increase or decrease to the equity investment carried on the statement of financial position. This information was generally not received sufficiently timely for us to record our portion of earnings or loss in the current financial statements, and therefore we reported our portion of earnings or loss on a one quarter lag. The maximum exposure to loss as a result of our investment in Zentera was directly associated with the carrying amount of the equity method investment on our consolidated balance sheet, which is zero as of December 31, 2023.

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
Clinical Trial Expenses
We make payments in connection with our clinical trials under contracts with CROs that support conducting and managing clinical trials. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee, unit price or on a time and materials basis. A portion of our obligation to make payments under these contracts depends on factors such as the successful enrollment or treatment of patients or the completion of other clinical trial milestones.
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

3. Significant Transactions

Zentera Therapeutics

On June 15, 2023, we announced that we and certain of our wholly owned subsidiaries had entered into an agreement to terminate our Collaboration and License Agreements (the “Termination Agreement”) with Zentera Therapeutics, a Shanghai-based clinical-stage biopharmaceutical company focused on developing cancer therapeutics (“Zentera”), pursuant to which such wholly owned subsidiaries had granted to Zentera certain development and commercialization rights to our product candidates, azenosertib, ZN-d5 and ZN-c5 (the “Zentera Collaboration Products”) in the People’s Republic of China, Macau, Hong Kong and Taiwan (collectively, “Greater China”). As a result of the termination of these agreements, we regained the rights from Zentera for azenosertib, ZN-d5 and ZN-c5 in Greater China, and now hold worldwide development and commercialization rights to these assets. Concurrent with the agreement to terminate the Collaboration and License Agreements, we executed a share purchase agreement (the “Share Purchase Agreement”) with Zentera to return our 40.3% equity stake in Zentera for de minimis consideration.

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

The fair value of in-process research and development assets acquired was based on the market approach, which includes significant estimates. These estimates included calibration adjustments for comparable companies, cost estimates, control and marketability discounts, as well as estimates for the probability of success and applicable discount rates. The excess of the fair value of the consideration given in exchange for the Zentera in-process research and development received was accounted for as a contract termination cost. The Company determined to recognize the full amount of $45.6 million in the condensed consolidated statement of operations and comprehensive loss during the year ended December 31, 2023.

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
Pursuant with authoritative guidance, we have recorded the identifiable assets, liabilities and noncontrolling interests in the VIE at their fair value upon initial consolidation. The identified goodwill is comprised of the workforce and expected synergies from combining the entities. Total assets and liabilities of Kalyra as of December 31, 2023 and 2022 are immaterial.

The liabilities recognized as a result of consolidating Kalyra do not represent additional claims on our general assets. Pursuant to the authoritative guidance, the equity interest in Kalyra not owned by Zentalis is reported as a noncontrolling interest on our consolidated balance sheets.
The following is a reconciliation of equity (net assets) attributable to the noncontrolling interest (in thousands):

	December 31,
	2023	2022
Noncontrolling interest at beginning of period	$221	$528
Net loss attributable to noncontrolling interest	(114)	(307)
Noncontrolling interest at end of period	$107	$221

5. Fair Value Measurement
Available-for-sale marketable securities consisted of the following (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$75,227	$60	$(15)	$75,272
Corporate debt securities	229,896	2,036	—	231,932
US government agencies	83,025	100	(78)	83,047
US Treasury securities	64,538	103	(11)	64,630
	$452,686	$2,299	$(104)	$454,881

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$296,309	$71	$(587)	$295,793
Corporate debt securities	7,472	—	(26)	7,446
US government agencies	23,970	—	(182)	23,788
US Treasury securities	67,904	—	(629)	67,275
	$395,655	$71	$(1,424)	$394,302
As of December 31, 2023, twenty of our available-for-sale debt securities with a fair market value of $113.4 million were in a gross unrealized loss position of $0.1 million. When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of December 31, 2023, because we do not intend to sell these securities, and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.
Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	December 31, 2023	December 31, 2022
	Estimated Fair Value
Due within one year	$267,336	$394,302
After one but within five years	187,545	—
	$454,881	$394,302

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

The Company had $0.5 million in contingent consideration liabilities as of December 31, 2023 related to the agreement to terminate its Collaboration and License Agreements with Zentera. The contingent consideration balance is limited to one potential milestone payment measured at fair value (See Note 3 - Significant Transactions for additional information). The fair value of the contingent consideration is estimated based on the monetary value of the milestone discounted for the probability of achieving the milestone and a present value factor based on the timing of when the milestone is expected to be achieved. The value for the contingent consideration balance is based on significant inputs not observable in the market which represents Level 3 measurement within the fair value hierarchy. This liability did not exist as of December 31, 2022.

The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total estimated fair value
Cash equivalents:
Money market funds	$4,755	$—	$—	$4,755
Total cash equivalents:	4,755	—	—	4,755

Available-for-sale marketable securities:
Commercial paper	—	75,272	—	75,272
Corporate debt securities	—	231,932	—	231,932
US government agencies	—	83,047	—	83,047
US Treasury securities	—	64,630	—	64,630
Total available-for-sale marketable securities:	—	454,881	—	454,881

Total assets measured at fair value	$4,755	$454,881	$—	$459,636
Financial liabilities:
Contingent consideration	—	—	500	500
Total financial liabilities	$—	$—	$500	$500

	December 31, 2022
	Level 1	Level 2	Level 3	Total estimated fair value
Cash equivalents:
Money market funds	$26,811	$—	$—	$26,811
Commercial paper	1,998	—	—	1,998
Total cash equivalents:	28,809	—	—	28,809

Available-for-sale marketable securities:
Commercial paper	—	295,793	—	295,793
Corporate debt securities	—	7,446	—	7,446
US government agencies	—	23,788	—	23,788
US Treasury securities	67,275	—	—	67,275
Total available-for-sale marketable securities:	67,275	327,027	—	394,302

Total assets measured at fair value	$96,084	$327,027	$—	$423,111
Financial liabilities:
Contingent consideration	—	—	—	—
Total financial liabilities	$—	$—	$—	$—
The following significant unobservable inputs were used in the valuation of the contingent consideration payable to Zentera pursuant to the Termination Agreement at December 31, 2023:

Contingent Consideration Liability	Fair Value as of December 31, 2023	Valuation Technique	Unobservable Input	Range
	(in thousands)
Milestone payment	$500	Discounted cash flow	Likelihood of occurrence	1.0%- 2.4%
			Discount rate	40%
			Expected term	Perpetuity

The following table reflects the activity for the Company’s contingent consideration, measured at fair value using Level 3 inputs (in thousands):

Contingent consideration at December 31, 2022	$—
Issuance of contingent consideration to Zentera	500
Changes in the fair value of contingent consideration	—
Contingent consideration at December 31, 2023	$500

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2023. We had 1 instrument that was classified within Level 3 as of December 31, 2023. No instruments were classified as Level 3 as of December 31, 2022. As of December 31, 2023 and December 31, 2022, no material fair value adjustments were required for non-financial assets and liabilities.

6. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following (in thousands):

	December 31,
	2023	2022
Prepaid insurance	$747	$1,018
Prepaid software licenses and maintenance	691	958
Foreign R&D credit refund	500	659
Prepaid research and development expenses	13,640	15,002
Interest receivable	3,337	508
Sublease assets	1,471	—
Zentera receivable	—	5,874
Other prepaid expenses	231	266
Total prepaid expenses and other current assets	20,617	24,285
Less long-term portion	6,818	9,723
Total prepaid expenses and other assets, current	$13,799	$14,562

7. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Lab equipment	$3,069	$2,622
Leasehold improvements	4,235	4,891
Office equipment and furniture	1,340	2,065
Computer equipment	150	150
Construction in process	173	37
Subtotal	8,967	9,765
Accumulated depreciation and amortization	(3,148)	(2,060)
Property and equipment, net	$5,819	$7,705
Depreciation and amortization expense was approximately $1.4 million, $1.4 million and $0.5 million for the years ended December 31, 2023, 2022 and 2021 respectively.

8. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2023	2022
Accrued research and development expenses	$36,261	$32,310
Accrued employee expenses	14,477	11,246
Accrued general and administrative expenses	1,032	662
Lease liability	2,623	2,162
Contingent consideration	500	—
Income taxes payable	281	384
Accrued legal expenses	1,047	1,256
Total accrued expenses	56,221	48,020
Less long-term portion	1,780	2,620
Total accrued expenses, current	$54,441	$45,400

9. Stockholders' Equity
Follow-on Offerings of Common Stock
On June 15, 2023, we completed a follow-on offering in which we issued and sold 11,032,656 shares of common stock at a public offering price of $22.66 per share. The total gross proceeds for the offering were approximately $250.0 million, before deducting offering expenses of $14.3 million payable by us.
On May 18, 2022, we completed a follow-on offering in which we issued and sold 10,330,000 shares of common stock at a public offering price of $19.38 per share. The total gross proceeds for the offering were approximately $200.2 million, before deducting offering expenses of $11.4 million payable by us.
Direct Offering of Common Stock
On April 29, 2022, pursuant to our Registration Statement on Form S-3 (Registration No. 333-255769), filed with the SEC on May 4, 2021, we completed a direct offering of common stock to Pfizer Inc. (“Pfizer”). We issued and sold 953,834 shares of our common stock at an offering price of $26.21 per share. The total gross proceeds for the offering were approximately $25.0 million, before deducting offering expenses of $0.3 million payable by us. The parties have entered into an agreement to collaborate to advance the clinical development of azenosertib (ZN-c3), a selective WEE1 inhibitor designed to induce synthetic lethality in cancer cells. We did not grant Pfizer any economic ownership or control of azenosertib or the rest of our pipeline. The gross offering proceeds received from Pfizer exceeded the fair value of our common stock on the date of the investment. As of December 31, 2023, $2.5 million has been recorded as accrued research and development expense on the consolidated balance sheet and will be recognized as a reduction of research and development expense over the term of the collaboration agreement.
ATM Program
In May 2021, the Company entered into a sales agreement (the “Sales Agreement”), with Leerink Partners LLC, as sales agent, pursuant to which the Company may, from time to time, issue and sell common stock with an aggregate value of up to $200.0 million in “at-the-market” offerings (the “ATM”), under the Company's Registration Statement on Form S-3 (File No. 333-255769). Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through The Nasdaq Global Market or any other existing trading market for the Company's common stock. During the quarter ended December 31, 2023, we did not sell any shares of common stock under the Sales Agreement. As of December 31, 2023 there was $140.3 million of common stock remaining available for sale under the Sales Agreement.

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
In July 2022, the Company’s Board of Directors approved the Zentalis Pharmaceuticals, Inc. 2022 Employment Inducement Incentive Award Plan (the “2022 Inducement Plan”), which is used exclusively for the grant of equity awards to new employees as an inducement material to the employees’ entering into employment with the Company. As of December 31, 2023, the Board of Directors reserved 2,275,000 shares of the Company’s common stock for issuance pursuant to awards granted under the 2022 Inducement Plan.
As of December 31, 2023, 9,240,394 shares were subject to outstanding awards under the 2020 Plan and 1,836,357 shares were available for future grants of share-based awards under the 2020 Plan. As of December 31, 2023, 1,995,856 shares were subject to outstanding awards under the 2022 Inducement Plan and 254,144 shares were available for future grants of share-based awards under the 2022 Inducement Plan.
During 2023, we issued an aggregate of 54,324 shares of common stock in connection with the exercises of stock options for cash in the aggregate amount of approximately $1.0 million. We did not issue any shares of common stock in connection with grants of restricted stock awards ("RSA's"). We issued 360,555 shares of common stock, upon vesting of RSU's.
Total share-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Year ended December 31,
	2023	2022	2021
Research and development expense	$24,519	$20,439	$14,879
General and administrative expense	30,303	26,401	20,858
Total share-based compensation expense	$54,822	$46,840	$35,737
Share-based compensation expense by type of share-based award (in thousands):

	Year ended December 31,
	2023	2022	2021
Stock options	$41,642	$36,338	$20,773
RSAs and RSUs	12,816	10,075	14,643
Employee Stock Purchase Plan	364	427	321
	$54,822	$46,840	$35,737

Prior to the deconsolidation of Zentera during the third quarter of 2021, total share-based compensation expense includes $138 thousand of share-based compensation expense for employees, consultants and directors of Zentera, for the year ended December 31, 2021.
Total unrecognized estimated compensation cost by type of award and the weighted average requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	December 31, 2023
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (Years)
Stock options	$92,129	2.7
RSAs	$1	0.0
RSUs	$20,699	2.5
Stock Options: The following table summarizes option activity for the year ended December 31, 2023. The amounts include stock options granted to both employees and non-employees:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	8,051,459	$29.97
Granted	3,772,345	$22.17
Exercised	(54,324)	$18.31
Cancelled	(1,752,045)	$32.82
Outstanding at December 31, 2023	10,017,435	$26.59	7.8	$160
Vested and expected to vest at December 31, 2023	10,017,435	$26.59	7.8	$160
Exercisable at December 31, 2023	4,086,661	$27.91	6.6	$—
The weighted average grant date fair value of stock options granted during the years ended December 31, 2023, 2022 and 2021 was $15.48 per share, $20.45 per share and $33.27 respectively. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was approximately $0.3 million, $2.0 million and $8.8 million, respectively.
The exercise price of stock options granted is equal to the closing price of the Company's common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company estimates expected volatility based on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company uses the “simplified method” for estimating the expected term of employee options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years). The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not issued any dividends and does not expect to issue dividends over the life of the options. As a result, the Company has estimated the dividend yield to be zero. The fair value of the stock options granted during the year ended December 31, 2023 was determined with the following assumptions:

Year ended December 31,
	2023	2022	2021
Expected volatility	73.5% - 80.8%	73.6% - 80.5%	73.2% - 76.6%
Average expected term (in years)	5.5 - 6.1	6.0 - 6.5	5.2 - 6.1
Risk-free interest rate	3.4% - 4.7%	1.5% - 4.2%	0.5% - 1.3%
Expected dividend yield	—%	—%	—%

Restricted Stock Awards: RSAs are shares of our common stock subject to forfeiture restrictions that lapse based on the awardee's continued employment or service. The shares covered by a RSA cannot be sold, pledged or otherwise disposed of until the awards vest, and any unvested shares will be forfeited following the awardee's termination of service.
The following table summarizes RSA activity for the year ending December 31, 2023. The amounts include RSAs granted to both employees and non-employees:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	125,506	$5.45
Vested	(120,102)	$5.53
Forfeited	(4,455)	$3.30
Outstanding at December 31, 2023	949	$4.61
The fair value of RSAs issued upon conversion of the unvested profit interest award units was based on a Black-Scholes pricing model. The estimated fair value of the RSAs for any future grants will be based on the closing market value of our common stock on the date of grant. The total grant date fair value of RSAs vested during the years ended December 31, 2023, 2022 and 2021 was approximately $0.7 million, $1.0 million and $1.7 million, respectively. The fair value of RSAs vested during the years ended December 31, 2023, 2022 and 2021, was approximately $2.7 million, $8.3 million and $21.0 million, respectively.
Restricted Stock Units: An RSU is a promise by us to issue a share of our common stock upon vesting of the unit.
The following table summarizes RSU activity for the year ending December 31, 2023. The amounts include RSUs granted to both employees and non-employees:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	922,901	$27.48
Granted	968,823	$22.94
Vested	(360,555)	$27.02
Forfeited	(312,354)	$25.88
Outstanding at December 31, 2023	1,218,815	$24.56
The estimated fair value of the RSUs was based on the closing market value of our common stock on the date of grant. The total grant date fair value of RSUs vested during the years ended December 31, 2023, 2022 and 2021 was approximately $9.7 million $4.6 million and $12.7 million, respectively. The fair value of RSUs vested during the years ended December 31, 2023, 2022 and 2021 was approximately $7.7 million, $7.3 million and $26.4 million, respectively.

Employee Stock Purchase Plan
Effective April 2020, the Company’s Board of Directors adopted, and the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which was subsequently amended and restated effective March 15, 2021 to provide for a share reserve of 2,000,000 shares. As of December 31, 2023, 1,913,160 shares were available for issuance under the 2020 ESPP.

The weighted average assumptions used to estimate the fair value of stock purchase rights under the 2020 ESPP are as follows:

	Year ended December 31,
	2023	2022	2021
ESPP
Volatility	85.8%	74.0%	48.2%
Expected term (years)	0.5	0.5	0.5
Risk free rate	4.8%	1.6%	0.1%
Expected dividend yield	—%	—%	—%

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

In March 2021, we entered into a lease for approximately 31,362 square feet of office space at 1359 Broadway, Suites 1710 and 1800 in New York, New York. The lease commenced in December 2021 and continues through November 2032. The lease is subject to one increase in per annum rent of approximately 8.1% commencing on the sixth anniversary of the commencement date. We received lease incentives under the agreement , including tenant allowances and free rent periods. We also pay for various operating costs, including utilities and real property taxes. The agreement contains one option to extend the lease for a period of five years. When we determined our lease term for our operating lease right-of-use assets and lease liabilities, we did not include the extension options for the lease.
In December 2023, we entered into a lease for approximately 4,115 square feet of office space in New York, New York. The lease commenced in December 2023 and continues through August 2027. The lease is subject to approximately 2.5% annual increases through the lease term. We received lease incentives under the agreement, including free rent periods. We also pay for various operating costs, including utilities and real property taxes. The agreement does not contain any option to extend.
On March 6, 2023, we entered into a sublease agreement pursuant to which we sublet the office space located at 1359 Broadway, Suites 1710 and 1800 in New York, New York to a subtenant. As a result of certain triggering events, we performed an interim impairment test by comparing the carrying value of the long-lived asset group to its estimated fair value, which was determined based on the income approach using a discounted cash flow model. Estimates and assumptions used in the model included projected cash flows and a discount rate. As a result, we recorded an impairment expense of $5.0 million within our operating expenses against our operating lease right-of-use asset and fixed assets associated with our New York lease during the year ended December 31, 2023. For the year ended December 31, 2023, we recorded lease income of $0.9 million relating to this sublease, presented as other income in the statement of operations.
Rent expense recorded by the Company under the leases was approximately $6.9 million, $7.0 million and $2.7 million for the years ended December 31, 2023, 2022 and 2021 respectively. We paid approximately $6.4 million, $2.5 million and $1.3 million of lease payments, respectively, during the years ended December 31, 2023, 2022 and 2021.
The following table presents the weighted average remaining lease term and weighted average discount rates related to our operating leases as of December 31, 2023:

Weighted average remaining lease term (in years)	8.7
Weighted average discount rate	9.0%
Approximate annual future minimum operating lease payments as of December 31, 2023 are as follows (in thousands):

Year	Amount
2024	$6,643
2025	7,002
2026	7,487
2027	7,606
2028	7,760
Thereafter	31,018
Total minimum lease payments:	67,516
Less: imputed interest	21,743
Total operating lease liabilities	45,773
Less: current portion	2,623
Lease liability, net of current portion	$43,150

11. Income Taxes
Zentalis Pharmaceuticals, Inc. is a corporation for tax purposes and is subject to income taxes which have been included in the consolidated financial statements.
The amount of net loss before income taxes and loss on equity method investment for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
U.S. net loss before income taxes	$(293,284)	$(237,926)	$(171,053)
Foreign net income (loss) before income taxes	378	344	4,663
Net loss before income taxes, including loss on equity method investment	$(292,906)	$(237,582)	$(166,390)
The following table presents the current and deferred income tax provision (benefit) for federal, state and foreign income taxes (in thousands):

	Year ended December 31,
	2023	2022	2021
Current tax provision:
Federal	$—	$—	$—
State	41	11	11
Foreign	249	298	550
Total current tax provision	290	309	561
Deferred tax provision:
Federal	(891)	(683)	(120)
State	—	(41)	(736)
Foreign	—	(54)	(2)
Total deferred tax provision	(891)	(778)	(858)
Total provision for income taxes:	$(601)	$(469)	$(297)
The following table is a reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total provision for income taxes (in thousands):

	Year ended December 31,
	2023		2022		2021
Expected tax at 21%	$(61,509)	21.0%	$(49,892)	21.0%	$(34,941)	21.0%
State income tax, net of federal tax	(2,384)	0.8%	(4,222)	1.8%	(931)	0.6%
Research credits	(2,031)	0.7%	(12,558)	5.3%	(6,938)	4.2%
Share-based compensation	3,008	(1.0)%	1,245	(0.5)%	(3,307)	2.0%
Deemed royalty	8,263	(2.8)%	—	—%	—	—%
Other	586	(0.2)%	(2,799)	1.2%	939	(0.6)%
Section 162(m) limitations	5,028	(1.7)%	3,950	(1.7)%	3,982	(2.4)%
Effective Tax Rate Change	(10,420)	3.6%	—	—%	—	—%
Change in valuation allowance	58,858	(20.1)%	63,807	(26.9)%	40,899	(24.6)%
Provision for income taxes	$(601)	0.2%	$(469)	0.2%	$(297)	0.2%
Deferred income taxes as of each of the following periods reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our net deferred tax asset or liability are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets
Net operating loss	$96,676	$95,392
Compensation	2,451	1,937
Share-based compensation	11,486	7,735
ASC 842 lease liability	11,131	9,967
Intangibles	11,185	1,745
Capitalized research and experimental expenditures	66,500	30,776
Accrued liabilities	1,163	476
Research credits	29,055	27,024
Other	22	62
Total gross deferred tax assets	229,669	175,114
Valuation allowance	(219,292)	(160,967)
Net deferred tax assets	10,377	14,147
Deferred tax liabilities
Depreciable assets	(1,108)	(1,609)
ASC 842 right of use asset	(8,734)	(8,924)
Equity method investment	—	(4,467)
Other	(497)	—
Deferred tax liabilities	(10,339)	(15,000)
Net deferred tax assets (liabilities)	$38	$(853)
Realization of a portion of the Company's deferred tax assets is dependent upon the Company generating sufficient taxable income in future years to obtain benefit from the reversal of temporary differences. Management considered all available evidence under existing tax law and anticipated expiration of tax statutes and determined that a valuation allowance of $219.3 million and $161.0 million was required as of December 31, 2023 and 2022, for those deferred tax assets that are not expected to provide future tax benefits. The increase in valuation allowance was primarily related to intangibles and the capitalized research expenditures during the period ended December 31, 2023.
At December 31, 2023, we have federal and state net operating loss ("NOL") carryforwards of approximately $396.1 million and $193.0 million, respectively. The federal NOL carryforwards generated in taxable years beginning prior to January 1, 2018 begin to expire in 2033. The federal NOL carryforwards generated in taxable years beginning after December 31, 2017 of $375.2 million can be carried forward indefinitely but may only be used to offset up to 80% of taxable income in future periods. The state NOL carryforwards begin to expire in 2033.
At December 31, 2023, we have federal and state research tax credit carryforwards, net of reserves, of approximately $23.0 million and $7.1 million, respectively. The federal credit carryforwards begin to expire in 2033, and the state credit carryforwards do not expire and can be carried forward indefinitely until utilized.

Pursuant to Internal Revenue Code ("Code") Sections 382 and 383, annual use of the Company’s federal and California NOL and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than fifty percentage points by certain stockholders or groups of stockholders occurs within a three-year period. The Company has completed a Code Section 382 analysis through June 30, 2023 regarding the limitation of NOL carryforwards and other tax attributes. Under the Section 382 rules, the Company experienced ownership changes in 2015, 2019 and 2022. Additionally, several of the subsidiaries experienced an ownership change in 2020 based on the Section 382 rules for the time period prior to when the Company was a consolidated group for tax purposes. The Company’s attributes are subject to annual limitations, however, the federal NOL's of $375.2 million carryforward indefinitely and the remaining $20.9 million begin to expire in 2033. There is a risk that additional ownership changes may occur in the future. If a future change in ownership occurs, the NOL carryforwards and other tax attributes could be limited or restricted. Additionally, the Company’s NOLs prior to the tax consolidation are also subject to the separate return loss year (“SRLY”) rules. The SRLY rules may limit one member from offsetting taxable income with losses generated from another member prior to joining the consolidated group.
Uncertain Tax Positions
In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.
The following table reconciles the beginning and ending amount of unrecognized tax benefits for the fiscal years ended December 31 2023, and 2022 (in thousands):

	December 31,
	2023	2022	2021
Gross unrecognized tax benefits at the beginning of the year	$4,297	$2,835	$1,932
Increase related to current year tax positions	857	1,112	969
Increase related to prior year tax positions	—	350	—
Decrease related to prior year tax positions	(940)	—	(66)
Gross unrecognized tax benefits at end of the year	$4,214	$4,297	$2,835
Included in the balance of unrecognized tax benefits at December 31, 2023 is $3.9 million that, if recognized, would not impact the Company's income tax benefit or effective tax rate as long as our deferred tax asset remains subject to a valuation allowance. The Company does not expect any significant increases or decreases to our unrecognized tax benefits within the next 12 months.
The Company recognizes interest and penalties related to unrecognized tax positions within the income tax expense line in the accompanying consolidated statements of operations. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2023 and 2022.
The Company files federal and state income tax returns in the United States as well as income tax returns in Australia. Due to the Company's unutilized NOLs and credits, all years remain subject to income tax examination by authorities. The Company is not currently under examination by federal, state or foreign jurisdictions.

12. Net Loss Per Common Share
Basic and diluted net loss per common share were calculated as follows (in thousands except per share amounts):

	Year ended December 31,
	2023	2022	2021
Numerator:
Net loss attributable to Zentalis	$(292,191)	$(236,806)	$(158,725)
Denominator:
Weighted average number of common shares outstanding, basic and diluted	65,409	52,857	42,688
Net loss per common share	$(4.47)	$(4.48)	$(3.72)
Our potential and dilutive securities, which include outstanding stock options, unvested RSAs and unvested RSUs have been excluded from the computation of diluted net loss per common share as the effect would be anti-dilutive.
The following common stock equivalents have been excluded from the calculations of diluted net loss per common share because their inclusion would be antidilutive (in thousands):

	Year ended December 31,
	2023	2022	2021
Outstanding stock options	10,017	8,051	3,121
Unvested RSAs	1	126	742
Unvested RSUs	1,219	923	675
	11,237	9,100	4,538

13. Employee Savings Plan
We have an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate provided that they meet the requirements of the plan. The Company began making matching contributions under the plan during 2021. The Company has recorded as expense $1.5 million, $1.4 million and $1.0 million in matching contributions for the years ended December 31, 2023, 2022 and 2021 respectively.
14. Related Party Disclosures

Tempus

Kimberly Blackwell, M.D., our Chief Executive Officer and a member of our Board of Directors, was previously employed by Tempus Labs, Inc. ("Tempus") and served as an advisor of Tempus until June 2023, at which time Tempus ceased to be a related party of Zentalis. The Company entered into a Master Services Agreement with Tempus in December 2020 to provide data licensing and research services. There were $0.5 million, $0.2 million and $1.0 million incurred for services performed by Tempus for the period in which Tempus was a related party in 2023 and for the years ended December 31, 2022 and 2021, respectively.
Zentera

Kevin D. Bunker, Ph.D., our former Chief Scientific Officer, served as a member of the Board of Directors of Zentera until June 2023, when Dr. Bunker resigned in connection with the termination of our Collaboration and License Agreements with Zentera and the sale of our 40.3% equity stake in Zentera back to Zentera. For additional information, please see Note 3. Accordingly, the Company identified Zentera as a related party up until the date of termination.

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

For the periods in which Zentera was a related party in 2023 and for the years ended December 31, 2022 and 2021, the amounts incurred under this arrangement totaled $3.5 million, $11.0 million, and $5.3 million, respectively and are presented as contra-research and development expense in the consolidated statement of operations. As disclosed above, these Collaboration and License Agreements were terminated in June 2023 at which time Zentera ceased to be a related party of Zentalis.
15. Subsequent Events

On January 5, 2024, we entered into an exclusive, worldwide license agreement with Immunome, Inc. ("Immunome"), under which Immunome licensed from us ZPC-21 (now known as IM-1021), a preclinical ROR1 antibody-drug conjugate ("ADC") with best-in-class potential, and our proprietary ADC platform technology. Under the terms of the deal, we received an up-front payment of $35 million in cash and Immunome common stock. We are eligible to receive up to $275 million of milestone payments for ZPC-21 and other products that utilize the platform technology in addition to mid-to-high single-digit royalties.