Form 10-Q
period 2024-03-31
Zentalis Pharmaceuticals, Inc.
filed 2024-05-07
CIK 1725160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2024, the registrant had 71,013,233 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “design,” “aim,” “support,” “advance,” “strive,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

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
•our plans relating to our biomarker enrichment strategies targeting tumors with high levels of replication stress, such as Cyclin E1 positive tumors, homologous recombination deficient tumors, and tumors with oncogenic driver mutations;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts and par value)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$37,616	$28,038
Marketable securities, available-for-sale	451,368	454,881
Prepaid expenses and other current assets	14,822	13,799
Total current assets	503,806	496,718
Property and equipment, net	5,679	5,819
Operating lease right-of-use assets	34,726	35,916
Prepaid expenses and other assets	6,851	6,818
Goodwill	3,736	3,736
Restricted cash	2,681	2,681
Total assets	$557,479	$551,688
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,502	$14,926
Accrued expenses	44,296	54,441
Total current liabilities	54,798	69,367
Long-term lease liability	42,616	43,150
Other long-term liabilities	1,294	1,780
Total liabilities	98,708	114,297
Commitments and contingencies
EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 71,011,982 and 70,765,554 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	70	70
Additional paid-in capital	1,336,416	1,323,576
Accumulated other comprehensive income	773	2,194
Accumulated deficit	(878,488)	(888,556)
Total stockholders’ equity	458,771	437,284
Noncontrolling interests	—	107
Total equity	458,771	437,391
Total liabilities and stockholders’ equity	$557,479	$551,688

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
License Revenue	$40,560	$—
Operating Expenses
Research and development	49,585	48,584
General and administrative	15,740	16,369
Total operating expenses	65,325	64,953
Loss from operations	(24,765)	(64,953)
Other Income (Expense)
Investment and other income, net	34,948	4,109
Net income (loss) before income taxes	10,183	(60,844)
Income tax expense	143	108
Loss on equity method investment	—	2,310
Net income (loss)	10,040	(63,262)
Net loss attributable to noncontrolling interests	(28)	(43)
Net income (loss) attributable to Zentalis	$10,068	$(63,219)
Earnings per share
Basic	$0.14	$(1.07)
Diluted	$0.14	$(1.07)
Weighted average common shares outstanding
Basic	70,898	59,277
Diluted	71,192	59,277

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$10,040	$(63,262)
Other comprehensive income (loss):
Unrealized income (loss) on marketable securities	(1,421)	797
Total comprehensive income (loss)	8,619	(62,465)
Comprehensive income (loss) attributable to noncontrolling interests	(28)	(43)
Comprehensive income (loss) attributable to Zentalis	$8,647	$(62,422)

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Operating Activities:
Consolidated net income (loss)	$10,040	$(63,262)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	324	360
Operating lease right-of-use asset and fixed asset impairment	772	4,953
Loss on equity method investment	—	2,310
Share-based compensation	12,833	13,733
Loss on disposal of equipment	(66)	—
Non-cash impact of license revenue	(25,560)	—
Non-cash recognized mark-to-market of equity securities	(31,169)	—
(Accretion of discounts)/amortization of premiums on marketable securities, net	(2,764)	(3,261)
Deferred income taxes	—	(97)
Deconsolidation of Kalyra	(79)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,056)	(2,917)
Accounts payable and accrued liabilities	(15,249)	(1,411)
Operating lease right-of-use assets and liabilities, net	—	309
Net cash used in operating activities	(51,974)	(49,283)
Investing Activities:
Purchases of marketable securities	(10,115)	(63,879)
Proceeds from maturities of marketable securities	71,700	106,000
Purchases of property and equipment	(40)	—
Net cash provided by investing activities	61,545	42,121
Financing Activities:
Proceeds from issuance of common stock under equity incentive plans	248	373
Net-settlement of restricted stock unit vesting	(241)	—
Net cash provided by financing activities	7	373
Net increase (decrease) in cash, cash equivalents and restricted cash	9,578	(6,789)
Cash, cash equivalents and restricted cash at beginning of period	30,719	45,696
Cash, cash equivalents and restricted cash at end of period	$40,297	$38,907

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows for the periods presented:

	March 31,
	2024	2023
Cash and cash equivalents	$37,616	$36,280
Restricted cash	2,681	2,627
Total cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statement of Cash Flows	$40,297	$38,907
See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)

	Three Months Ended March 31, 2024

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2023	70,767	$70	$1,323,576	$2,194	$(888,556)	$107	$437,391
Share-based compensation expense	—	—	12,833	—	—	—	12,833
Other comprehensive loss	—	—	—	(1,421)	—	—	(1,421)
Issuance and withholding of common stock in connection with restricted stock unit vesting, net	228	—	(241)	—	—	—	(241)
Deconsolidation of Kalyra	—	—	—	—	—	(79)	(79)
Shares issued under employee stock purchase plan	18	—	248	—	—	—	248
Net loss attributable to non-controlling interest	—	—	—	—	—	(28)	(28)
Net income attributable to Zentalis	—	—	—	—	10,068	—	10,068
Balance at March 31, 2024	71,013	$70	$1,336,416	$773	$(878,488)	$—	$458,771

	Three Months Ended March 31, 2023

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2022	59,280	$59	$1,031,462	$(1,353)	$(596,365)	$221	$434,024
Share-based compensation expense	—	—	13,733	—	—	—	13,733
Other comprehensive income	—	—	—	797	—	—	797
Issuance of common stock in connection with restricted stock unit vesting	139	—	—	—	—	—	—
Shares issued under employee stock purchase plan	25	—	373	—	—	—	373
Cancellation of restricted stock awards	(2)	—	—	—	—		—
Net loss attributable to non-controlling interest	—	—	—	—		(43)	(43)
Net loss attributable to Zentalis	—	—	—	—	(63,219)	—	(63,219)
Balance at March 31, 2023	59,442	$59	$1,045,568	$(556)	$(659,584)	$178	$385,665

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
Liquidity
Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The Company determined that there are no conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that the interim unaudited condensed consolidated financial statements for the quarter ended March 31, 2024 are issued.
2. Interim Unaudited Financial Statements
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. The year-end condensed consolidated balance sheet data was derived from the Company’s audited financial statements but do not include all disclosures required by U.S. GAAP. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operation for the periods presented, with such adjustments consisting only of normal recurring adjustments. Certain reclassifications have been made to the prior period condensed consolidated balance sheet to conform to the current period presentation.
The accompanying interim unaudited condensed consolidated financial statements include our wholly-owned subsidiaries and Kalyra Pharmaceuticals, Inc. (“Kalyra”), a variable interest entity (“VIE”) for which we were the primary beneficiary until Kalyra was dissolved in January 2024 (See Note 4 - Business Combinations for additional information). All intercompany transactions and balances have been eliminated in consolidation. Following the dissolution of Kalyra, we no longer have an interest in any VIEs.
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
Significant Accounting Policies
During the three months ended March 31, 2024 we adopted the following significant accounting policies not previously reported in the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Investments in equity securities
We carry investments in equity securities at fair value and record the changes in fair values in the Consolidated Statement of Operations as a component of Investment and other income, net.
3. Significant Transactions
Immunome
In January 2024 Immunome, Inc. (“Immunome”) and Zentalis Pharmaceuticals, Inc. entered into an exclusive, worldwide license agreement under which Immunome licensed from Zentalis ZPC-21, a preclinical ROR1 antibody-drug conjugate (“ADC”) and stock issuance agreement (the “Stock Issuance Agreement”). The upfront consideration from Immunome amounted to $15.0 million in cash and $20.0 million in shares of Immunome common stock, with the shares valued at the trailing 30-day volume-weighted average price. On the date of execution of the transaction, the Immunome common stock was valued at $25.6 million. The performance obligation associated with this upfront payment was met as of March 31, 2024, and $40.6 million, comprised of cash and the fair value of the Immunome stock on the date of execution of the transaction, was recognized as license revenue, within the condensed consolidated statement of operations. The stock acquired was recorded at fair value on the date of acquisition, within marketable securities, available for sale on the condensed consolidated balance sheet.
Pursuant to the terms of the Stock Issuance Agreement, Zentalis will hold and not sell greater than 50% of the shares until the six-month anniversary of the closing date, subject to certain exceptions. Changes in fair value of the Immunome stock for the three months ended March 31, 2024 amounted to $31.2 million, recorded as a component of investment and other income, net within the condensed consolidated statement of operations. There were no disposals of the acquired stock during the three months ended March 31, 2024.
4. Business Combinations
Kalyra Pharmaceuticals, Inc.
On December 21, 2017, we acquired $4.5 million of Kalyra’s Series B Preferred Stock representing a 25% equity interest in Kalyra for purposes of entering the analgesics therapeutic research space. The acquisition price was paid entirely in cash. On January 10, 2024, Kalyra was dissolved and we no longer have an ownership interest in Kalyra. The dissolution and deconsolidation of Kalyra had an immaterial impact on our consolidated financial statements.
In accordance with the authoritative guidance, we concluded that, prior to its dissolution, Kalyra was a business consisting of inputs, employees, intellectual property and processes capable of producing outputs. Additionally, we concluded that Kalyra was a VIE, we were the primary beneficiary and had the power to direct the activities that most significantly affected Kalyra’s economic performance through common management and our board representation. Prior to December 21, 2017, the Company and Kalyra transacted for the delivery of research and development services and support. The financial position and results of operations of Kalyra were included in our consolidated financial statements from the date of the initial investment up until the dissolution of Kalyra on January 10, 2024.

Pursuant with authoritative guidance, we recorded the identifiable assets, liabilities and noncontrolling interests in Kalyra at their fair value upon initial consolidation. The identified goodwill was comprised of the workforce and expected synergies from combining the entities. Total assets and liabilities of Kalyra as of March 31, 2024 and December 31, 2023 are zero and immaterial, respectively. The liabilities recognized as a result of consolidating Kalyra did not represent additional claims on our general assets. Pursuant to the authoritative guidance, the equity interest in Kalyra not owned by Zentalis was reported as a noncontrolling interest on our condensed consolidated balance sheets.
The following is a reconciliation of equity (net assets) attributable to the noncontrolling interest (in thousands):

	March 31,	December 31,
	2024	2023
Noncontrolling interest at beginning of period	$107	$221
Net loss attributable to noncontrolling interest	(28)	(114)
Deconsolidation of Kalyra	(79)	—
Noncontrolling interest at end of period	$—	$107
5. Fair Value Measurement
Available-for-sale marketable debt securities consisted of the following (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$34,967	$13	$(9)	$34,971
Corporate debt securities	236,112	792	(15)	236,889
US government agencies	57,672	20	(13)	57,679
US treasury securities	65,115	2	(17)	65,100
	$393,866	$827	$(54)	$394,639

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$75,227	$60	$(15)	$75,272
Corporate debt securities	229,896	2,036	—	231,932
US government agencies	83,025	100	(78)	83,047
US treasury securities	64,538	103	(11)	64,630
	$452,686	$2,299	$(104)	$454,881

As of March 31, 2024, seventeen of our available-for-sale debt securities with a fair market value of $115.0 million were in a gross unrealized loss position of $0.1 million. All seventeen have been in a gross unrealized loss position of $0.1 million for less than one year and none has been in a gross unrealized loss position for more than one year. When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of March 31, 2024, because we do not intend to sell these securities, and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	March 31, 2024	December 31, 2023
	Estimated Fair Value
Due within one year	$255,964	$267,336
After one but within five years	138,675	187,545
	$394,639	$454,881
The Company had $0.5 million in contingent consideration liabilities as of March 31, 2024 related to the agreement to terminate its Collaboration and License Agreements with Zentera. The contingent consideration balance is limited to one potential milestone payment measured at fair value. The fair value of the contingent consideration is estimated based on the monetary value of the milestone discounted for the probability of achieving the milestone and a present value factor based on the timing of when the milestone is expected to be achieved. The value for the contingent consideration balance is based on significant inputs not observable in the market which represents Level 3 measurement within the fair value hierarchy.

The following table summarizes the financial assets and liabilities that are measured on a recurring basis at fair value as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets:
Cash equivalents:
Money market funds	$25,784	$—	$—	$25,784
Total cash equivalents:	25,784	—	—	25,784

Available-for-sale marketable securities:
Commercial paper	—	34,971	—	34,971
Corporate debt securities	—	236,889	—	236,889
US government agencies	—	57,679	—	57,679
US treasury securities	—	65,100	—	65,100
Immunome equity securities	56,729	—	—	56,729
Total available-for-sale marketable securities:	56,729	394,639	—	451,368

Total assets measured at fair value	$82,513	$394,639	$—	$477,152
Financial liabilities:
Contingent consideration			500	500
Total financial liabilities	$—	$—	$500	$500

	December 31, 2023
	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets:
Cash equivalents:
Money market funds	$4,755	$—	$—	$4,755
Total cash equivalents:	4,755	—	—	4,755

Available-for-sale marketable securities:
Commercial paper	—	75,272	—	75,272
Corporate debt securities	—	231,932	—	231,932
US government agencies	—	83,047	—	83,047
US treasury securities	—	64,630	—	64,630
Total available-for-sale marketable securities:	—	454,881	—	454,881

Total assets measured at fair value	$4,755	$454,881	$—	$459,636
Financial liabilities:
Contingent consideration			500	500
Total financial liabilities	$—	$—	$500	$500

The following significant unobservable inputs were used in the valuation of the contingent consideration payable to Zentera pursuant to the Termination Agreement at March 31, 2024:

Contingent Consideration Liability	Fair Value as of March 31, 2024	Valuation Technique	Unobservable Input	Range
	(in thousands)
Milestone payment	$500	Discounted cash flow	Likelihood of occurrence	1.0% - 2.4%
			Discount rate	40%
			Expected term	Perpetuity
The following table reflects the activity for the Company’s contingent consideration, measured at fair value using Level 3 inputs (in thousands):

Contingent consideration at December 31, 2023	500
Changes in the fair value of contingent consideration	—
Contingent consideration at March 31, 2024	$500
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2024. We had one instrument that was classified within Level 3 as of March 31, 2024. As of March 31, 2024 and December 31, 2023, no material fair value adjustments were required for non-financial assets and liabilities.
6. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Prepaid insurance	$192	$747
Prepaid software licenses and maintenance	574	691
Foreign R&D credit refund	765	500
Prepaid research and development expenses	13,098	13,640
Interest receivable	3,155	3,337
Sublease assets	852	1,471
Other prepaid expenses	3,037	231
Total prepaid expenses and other assets	21,673	20,617
Less long-term portion	6,851	6,818
Total prepaid expenses and other assets, current	$14,822	$13,799

7. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Lab equipment	$3,308	$3,069
Leasehold improvements	4,168	4,235
Office equipment and furniture	1,340	1,340
Computer equipment	150	150
Construction in progress	118	173
Subtotal	9,084	8,967
Accumulated depreciation and amortization	(3,405)	(3,148)
Property and equipment, net	$5,679	$5,819
Depreciation and amortization expense for the three months ended March 31, 2024 and 2023 was approximately $324 thousand and $360 thousand, respectively.
8. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued research and development expenses	$33,938	$36,261
Accrued employee expenses	6,626	14,477
Accrued general and administrative expenses	688	1,032
Lease liability	2,739	2,623
Contingent consideration	500	500
Income Taxes payable	403	281
Accrued legal expenses	696	1,047
Total accrued expenses	45,590	56,221
Less long-term portion	1,294	1,780
Total accrued expenses	$44,296	$54,441

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

At March 31, 2024, 12,375,531 shares were subject to outstanding awards under the 2020 Plan and 2,011,553 shares were available for future grants of share-based awards under the 2020 Plan.
In July 2022, the Company’s Board of Directors approved the Zentalis Pharmaceuticals, Inc. 2022 Employment Inducement Incentive Award Plan (the “2022 Inducement Plan”), which is used exclusively for the grant of equity awards to new employees as an inducement material to the employees’ entering into employment with the Company. The Board of Directors has reserved 3,275,000 shares of the Company’s common stock for issuance pursuant to awards granted under the 2022 Inducement Plan.
At March 31, 2024, 2,409,241 shares were subject to outstanding awards under the 2022 Inducement Plan and 840,759 shares were available for future grants of share-based awards under the 2022 Inducement Plan.
Total share-based compensation expense related to share based awards was comprised of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development expense	$4,740	$5,873
General and administrative expense	8,093	7,860
Total share-based compensation expense	$12,833	$13,733
Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock Options	$9,874	$10,609
Employee Stock Purchase Plan	53	105
RSAs and RSUs	2,906	3,019
	$12,833	$13,733

Stock Options and Restricted Stock Units
The exercise price of stock options granted is equal to the closing price of the Company’s common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company estimates expected volatility based on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company uses the “simplified method” for estimating the expected term of employee options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years). The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not issued any dividends and does not expect to issue dividends over the life of the options. As a result, the Company has estimated the dividend yield to be zero. The fair value of the stock options granted during the three months ended March 31, 2024 and March 31, 2023 was determined with the following assumptions:

	March 31, 2024	March 31, 2023
Expected volatility	75.3% - 78.2%	79.0% - 80.8%
Average expected term (in years)	6.0 - 6.1	5.5 - 6.1
Risk-free interest rate	3.8% - 4.1%	3.4% - 4.2%
Expected dividend yield	—%	—%
Employee Stock Purchase Plan
Effective April 2020, the Company’s Board of Directors adopted, and the Company’s stockholders approved the Zentalis Pharmaceuticals, Inc. 2020 Employee Stock Purchase Plan (the “ESPP”), which was subsequently amended and restated effective March 15, 2021. The maximum aggregate number of shares of the Company’s common stock available for issuance under the ESPP at March 31, 2024 was 1,894,676. Under the terms of the ESPP, the Company’s employees may elect to have up to 20% of their compensation, up to a maximum value of $25,000 per calendar year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lower of the fair market value per share (at closing) of the Company’s common stock on (i) the first trading day of a six-month offering period, or (ii) the applicable purchase date, defined as the last trading day of the six-month offering period. The weighted average assumptions used to estimate the fair value of stock purchase rights under the ESPP during the period ended are as follows:

Ended March 31, 2024
ESPP
Volatility	53.8%
Expected term (years)	0.5
Risk free rate	5.6%
Expected dividend yield	—
Compensation Expense Summary
Total unrecognized estimated compensation cost by type of award and the weighted average requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	March 31, 2024
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$96,655	2.83
RSUs	34,822	3.19
ESPP	$—	0

During the three months ended March 31, 2024, we issued zero shares of common stock in connection with the exercises of stock options. For the three months ended March 31, 2024, 949 shares of common stock issued in conjunction with certain restricted stock awards (“RSAs”), vested. Outstanding stock options and unvested RSUs totaling approximately 12.2 million shares and 2.6 million shares of our common stock, respectively, were outstanding as of March 31, 2024.

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

Leases
Our commitments include payments related to operating leases. Approximate annual future minimum operating lease payments as of March 31, 2024 are as follows (in thousands):

Year	Operating Leases
2024 (remaining)	$5,197
2025	7,002
2026	7,487
2027	7,606
2028	7,760
Thereafter	31,018
Total minimum lease payments:	66,070
Less: imputed interest	(20,715)
Total operating lease liabilities	45,355
Less: current portion	(2,739)
Lease liability, net of current portion	$42,616
The weighted-average remaining lease term of our operating leases is approximately 8.5 years.
For the three months ended March 31, 2024, we recorded lease income of $0.4 million relating to our New York sublease.

11. Net Income (Loss) Per Common Share
Basic and diluted net income (loss) per common share were calculated as follows (in thousands except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income (loss) attributable to Zentalis	$10,068	$(63,219)
Denominator:
Weighted average number of common shares outstanding for basic	70,898	59,277
Dilutive potential common stock outstanding
Restricted Stock Units	294	—
Weighted average common shares outstanding for diluted earnings per share	71,192	59,277
Earnings per share
Basic	$0.14	$(1.07)
Diluted	$0.14	$(1.07)
Our potential and dilutive securities, which include outstanding stock options, unvested RSAs and unvested RSUs have been excluded from the computation of diluted net loss per common share as the effect would be anti-dilutive.
The following common stock equivalents have been excluded from the calculations of diluted net income (loss) per common share because their inclusion would be antidilutive (in thousands).

	March 31,
	2024	2023
Outstanding stock options	12,233	9,895
Unvested RSAs	—	82
Unvested RSUs	665	1,566
	12,898	11,543

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition and operating results should be read together with our interim unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements that involve significant risks and uncertainties. As a result of many important factors, such as those set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.

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

•Monotherapy/Combination - Phase 1/2 Clinical Trial of Azenosertib as a Monotherapy and with PARP Inhibitor (PARPi) in Platinum Resistant Ovarian Cancer (PROC) (MAMMOTH - ZN-c3-006). We are evaluating azenosertib as a monotherapy and in combination with GSK plc’s, or GSK’s, PARP inhibitor, niraparib (ZEJULA®), in a Phase 1/2 clinical trial in PROC patients who have failed PARPi treatment as part of a clinical collaboration with GSK. This clinical study is supported by preclinical data that showed that combining azenosertib and niraparib resulted in synergistic cell killing in ovarian cancer in vivo models. We expect to disclose topline data from this trial in the second half of 2024.

•Monotherapy - Phase 2 Clinical Trial in Recurrent or Persistent Uterine Serous Carcinoma (USC) (TETON - ZN-c3-004). Azenosertib is currently being evaluated as a monotherapy in a Phase 2 clinical trial in patients with USC. As of a September 14, 2022 data cutoff, a total of 43 patients were enrolled and dosed. Azenosertib was well tolerated. The most common treatment related adverse events, or TRAEs, were nausea (60.5% all grades/9.3% grade 3 or higher), fatigue (46.5% all grades/9.3% grade 3 or higher), diarrhea (37.2% all grades/7.0% grade 3 or higher) and vomiting (32.6% all grades/7.0% grade 3 or higher). The FDA granted Fast Track designation in November 2021 to azenosertib in patients with advanced or metastatic USC who have received at least one prior platinum-based chemotherapy regimen for management of advanced or metastatic disease. We believe that the study design in this patient population has the potential to support registration in the United States. We expect to disclose topline data from this trial in the second half of 2025.

•Combination - Phase 1b Clinical Trial of Azenosertib and Chemotherapy in PROC (ZN-c3-002). Azenosertib is currently being evaluated in combination with each of paclitaxel, carboplatin, PLD, and gemcitabine in four separate cohorts in a Phase 1b clinical trial in patients with PROC. On May 25, 2023, we announced positive data from this Phase 1b clinical trial. Azenosertib was well tolerated in combination with multiple types of chemotherapy and demonstrated encouraging clinical activity, with noteworthy objective response rates, or ORRs, and median progression free survival, or mPFS, in all patients, but especially in those patients with Cyclin E1 positive tumors, a subgroup recognized to have a poor prognosis and to show relatively poor outcomes following treatment with chemotherapy. A total of 115 patients were enrolled in the study across all chemotherapy combination groups. At April 10, 2023, 94 were response evaluable. Across all dosing schedules, azenosertib plus paclitaxel demonstrated the highest ORR of 50.0% (mPFS of 7.4m; mDOR of 5.6m), followed by an ORR of 38.5% (mPFS of 8.3m; mDOR of 6.2m) for azenosertib plus gemcitabine. Azenosertib plus carboplatin demonstrated an ORR of 35.7% (mPFS of 10.4m; mDOR of 11.4m), and azenosertib plus PLD demonstrated an ORR of 19.4% (mPFS of 6.3m; mDOR of 8.3m). Of patients who had available tissue for immunohistochemistry, or IHC, 87% were Cyclin E1+ (H-score >50). Cyclin E1+ status was associated with a superior ORR and a longer mPFS across the response-evaluable patient population with IHC data (ORR of 40.0% vs 8.3%; mPFS of 9.86 vs 3.25 months; HR = 0.37; P = 0.0078), showcasing the potential synergy of WEE1 inhibition with chemotherapy in this patient population. Frequent Grade ≥3 TRAEs (%) across all azenosertib intermittent dosing groups were thrombocytopenia (27.5%), neutropenia (25.5%), anemia (15.7%), and fatigue (9.8%).

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

•Combination - Phase 1 Clinical Trial of Azenosertib and Chemotherapy in Relapsed or Refractory Osteosarcoma (ZN-c3-003). We completed the dose escalation portion of the Phase 1 clinical trial of azenosertib in combination with gemcitabine in adult and pediatric patients with R/R osteosarcoma. We have identified a proposed recommended Phase 2 dose of azenosertib in combination with gemcitabine in this patient population and have seen clinically meaningful activity. We expect that azenosertib in combination with gemcitabine will continue to be evaluated in osteosarcoma in an investigator-initiated trial. We received orphan drug designation and rare pediatric disease designation from the FDA for azenosertib in osteosarcoma. We expect to disclose the final results from this trial in the first half of 2024 at the 2024 American Society of Clinical Oncology Annual Meeting.

•Combination - Phase 1/2 Clinical Trial of Azenosertib with Encorafenib and Cetuximab (BEACON Regimen) in BRAF V600E Mutant Metastatic Colorectal Cancer (mCRC) (ZN-c3-016). We are collaborating with Pfizer Inc., or Pfizer, to evaluate azenosertib in combination with encorafenib and cetuximab, an FDA-approved standard of care known as the BEACON regimen, in patients with BRAF V600E mutant mCRC in a Phase 1/2 clinical trial. In preclinical studies, WEE1 inhibition has shown synergy with many targeted agents in mutationally driven cancers, and the addition of azenosertib to the BEACON regimen enhanced anti-tumor activity in a cell-line-derived xenograft model. We initiated enrollment in this clinical trial in the first quarter of 2023, and expect to disclose the initial data from this trial in the second half of 2024.

•Combination - Phase 1/2 Clinical Trial of Azenosertib and Chemotherapy in Pancreatic Cancer. We have agreed to support the Dana-Farber Cancer Institute, or Dana Farber, -sponsored Phase 1/2 clinical trial evaluating azenosertib and chemotherapy (gemcitabine) in pancreatic cancer patients.

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

Since inception, we have incurred significant operating losses. Our net loss was $292.3 million for the year ended December 31, 2023. We had net income of $10.0 million and a net loss of $63.3 million for the three months ended March 31, 2024 and March 31, 2023, respectively. We had an accumulated deficit of $878.5 million as of March 31, 2024. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We had cash, cash equivalents and marketable securities of $489.0 million as of March 31, 2024, which includes $56.7 million representing the March 31, 2024 fair value of Immunome common stock received by the Company as part of its upfront payment for the out-licensing of its ROR1 antibody-drug conjugate (ADC) product candidate and ADC platform in January 2024. We believe that our existing cash, cash equivalents and marketable securities as of

March 31, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements into mid-2026. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
License Agreements and Strategic Collaborations
Recurium IP Holdings, LLC License Agreement
In December 2014, our wholly owned subsidiary, Zeno Pharmaceuticals, Inc., entered into a license agreement, or the Recurium Agreement, with Recurium IP Holdings, LLC, or Recurium IP, which was subsequently amended, under which Zeno Pharmaceuticals, Inc. was granted an exclusive worldwide license to certain intellectual property rights owned or controlled by Recurium IP to develop and commercialize pharmaceutical products for the treatment or prevention of disease, other than for providing pain relief. Following certain corporate restructuring disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, our wholly owned subsidiary, Zeno Management, Inc., or ZMI, became the Zentalis contracting party to the Recurium Agreement. The intellectual property rights exclusively licensed by ZMI under the Recurium Agreement include certain intellectual property covering azenosertib and ZN-d5. ZMI has the right to sublicense its rights under the Recurium Agreement, subject to certain conditions. ZMI is required to use commercially reasonable efforts to develop and commercialize at least one product that comprises or contains a compound modulating one of ten specific biological targets and to execute certain development activities.

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
Immunome License Agreement
In January 2024, we entered into an exclusive, worldwide license agreement with Immunome, under which Immunome licensed from us ZPC-21 (now known as IM-1021), a preclinical ROR1 ADC with best-in-class potential, and our proprietary ADC platform technology. Under the terms of the deal, we received an up-front payment of $35 million in cash and Immunome common stock (with the stock valued at the trailing 30-day volume-weighted average price). We are eligible to receive up to $275 million of milestone payments for ZPC-21 and other products that utilize the licensed platform technology in addition to mid-to-high single-digit royalties.
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
The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended March 31,
	2024	2023
Azenosertib	$21,719	$12,903
ZN-d5	2,880	5,374
Unallocated research and development expenses and discontinued programs	24,986	30,307
Total research and development expenses	$49,585	$48,584
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

Results of Operations
Comparison of Three Months Ended March 31, 2024 to Three Months Ended March 31, 2023
The following table summarizes our results of operations for the periods indicated, together with the changes in those items in dollars:

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023
	(in thousands)
License Revenue	$40,560	$—	$40,560
Operating Expenses
Research and development	49,585	48,584	1,001
General and administrative	15,740	16,369	(629)
Total operating expenses	65,325	64,953	372
Loss from operations	(24,765)	(64,953)	40,188
Investment and other income, net	34,948	4,109	30,839
Net income (loss) before income taxes	10,183	(60,844)	71,027
Income tax expense	143	108	35
Loss on equity method investment	—	2,310	(2,310)
Net income (loss)	10,040	(63,262)	73,302
Net loss attributable to noncontrolling interests	(28)	(43)	15
Net income (loss) attributable to Zentalis	$10,068	$(63,219)	$73,287
License Revenue
License revenue for the three months ended March 31, 2024, was $40.6 million compared to zero for the three months ended March 31, 2023. The increase relates to the License Agreement with Immunome entered during the three months ended March 31, 2024.
Research and Development Expenses
Research and development, or R&D, expenses for the three months ended March 31, 2024 were $49.6 million, compared to $48.6 million for the three months ended March 31, 2023. The increase of $1.0 million was primarily due to increases of $2.4 million and $2.2 million from drug product and clinical expense, respectively. We also saw increases of $0.7 million and $0.7 million from consulting and R&D cost sharing, respectively. These increases were partially offset by a decrease of $4.7 million in overhead allocations and a $0.3 million decrease of personnel expense.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2024 were $15.7 million, compared to $16.4 million during the three months ended March 31, 2023. This decrease of $0.7 million was primarily attributable to $0.8 million and $0.7 million decreases in depreciation and other expenses, respectively. This was partially offset by $0.8 million increase related to personnel expense, of which $0.2 million is from non-cash stock-based compensation expense.

Investment and Other Income, Net
Investment and other income, net was $34.9 million for the three months ended March 31, 2024, compared to $4.1 million for the three months ended March 31, 2023. The increase of $30.8 million was primarily driven by changes in the fair value of Immunome stock for $31.2 million, an increase of $2.3 million in returns on invested cash and marketable securities and $0.4 million of income from the sublease of our New York office. These amounts were partially offset by transaction and other miscellaneous expenses.
Loss on Equity Method Investment
We did not record a loss on equity method investment for the three months ended March 31, 2024 compared to $2.3 million for the three months ended March 31, 2023. During the three months ended June 30, 2023, we divested our equity method investment.
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
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity securities. From inception through March 31, 2024, we raised a total of $1.2 billion in gross proceeds from the sale of shares of our common stock and convertible preferred units. As of March 31, 2024, we had $37.6 million in cash and cash equivalents, $451.4 million in marketable securities, and an accumulated deficit of $878.5 million. We maintain the majority of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. We had no indebtedness as of March 31, 2024.

ATM Program

In May 2021, we entered into a sales agreement, or the Sales Agreement, with Leerink Partners LLC, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $200.0 million in “at-the-market” offerings, or the ATM, under our Registration Statement on Form S-3 (File No. 333-277545) filed with the U.S. Securities and Exchange Commission, or the SEC, on February 29, 2024. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act of 1933, as amended, or the Securities Act, including sales made directly through The Nasdaq Global Market or any other existing trading market for our common stock. During the quarter ended March 31, 2024, we did not sell any shares of common stock under the Sales Agreement. As of March 31, 2024, there was $140.3 million of our common stock remaining available for sale under the Sales Agreement.
Cash Flows
The following table summarizes our sources and uses of cash for the period presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(51,974)	$(49,283)
Net cash provided by investing activities	61,545	42,121
Net cash provided by financing activities	7	373
Net increase (decrease) in cash and cash equivalents	$9,578	$(6,789)
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2024 was $52.0 million, consisting primarily of our net income of $10.0 million, offset by expenses associated with research and development activities for our product candidates and incurred general and administrative expenses, as well as changes in operating assets and liabilities of $16.3 million, partially offset by non-cash adjustments of $45.6 million.
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
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2024 of $61.5 million was attributable to proceeds of maturities of marketable securities of $71.7 million, offset by net investment of excess cash of $10.1 million and purchases of property and equipment of $40 thousand.
Net cash provided by investing activities for the three months ended March 31, 2023 of $42.1 million was attributable to the proceeds from maturities of marketable securities of $106.0 million, offset by net investment of excess cash of $63.9 million.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2024 of $7.0 thousand consists of $248 thousand provided from the issuance of common stock under equity incentive plans off-set by cash used in the net-settlement of restricted stock unit vesting.

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
As of March 31, 2024, we have $2.7 million and $42.6 million in current and long-term lease liabilities, respectively. We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements into mid-2026. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
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
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates from our disclosure reported in “Critical Accounting Estimates” in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes to our disclosures in the section titled “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred net losses in almost every reporting period since our inception, we have not generated any revenue from product sales to date, and we have financed our operations principally through private financings, our initial public offering, or IPO, and follow-on public offerings of our common stock. We incurred a net loss of $292.3 million for the year ended December 31, 2023. We had net income of $10.0 million and a net loss of $63.3 million for the three months ended March 31, 2024 and March 31, 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $878.5 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential products.

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
As of March 31, 2024, we had cash and cash equivalents and marketable securities of $489.0 million. Based on current business plans, we believe that our existing cash, cash equivalents and marketable securities as of March 31, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements into mid-2026, but will not be sufficient to fund all of the activities that are necessary to complete the development of our product candidates. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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
We have and in the future may enter into collaborations with third parties for the research, development and commercialization of certain of the product candidates we may develop. If any of these collaborations is not successful, we may not be able to capitalize on the market potential of those product candidates.
We have and in the future may seek third-party collaborators for the research, development and commercialization of one or more of our product candidates. For example, we are collaborating with Pfizer, GSK and Dana Farber on the development of azenosertib, and we licensed ZPC-21, our preclinical ROR1 ADC, and our ADC platform technology to Immunome. Our likely collaborators in any future collaboration arrangements we may enter into include large and mid-size pharmaceutical companies and biotechnology companies. If we were to enter into any collaboration arrangements with third parties, those agreements may limit our control over the amount and timing of resources that our collaborators dedicate to the development and commercialization of any product candidates we may seek to develop with them. We cannot predict the success of any collaboration in which we have entered or may enter. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.
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
•Collaborators may be unable to maintain compliance with applicable laws, regulations and guidance, including good practice quality guidelines and regulations, including good laboratory practice, or GLP, good clinical practice, or GCP, and current good manufacturing practice, or cGMP, or similar ex-U.S. requirements or to secure approval for clinical development plans from the FDA or comparable ex-U.S. regulatory authorities.
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
•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA, a Biologics License Application, or BLA, or other submission or to obtain regulatory approval in the United States or elsewhere;
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
In addition, even if we obtain approval of our product candidates, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may impose significant limitations in the form of narrow indications, warnings and precautions, or a Risk Evaluation and Mitigation Strategy, or REMS, or similar risk management measures. Regulatory authorities may not approve the price we intend to charge for products we may develop, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could seriously harm our business.
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
We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable ex-U.S. regulatory authorities. Such a suspension or termination may be due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable ex-U.S. regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments will require us to resubmit our clinical trial protocols to IRBs or ethics committees for reexamination, which may impact the costs, timing or successful completion of a clinical trial.
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
We are conducting and may choose to conduct international clinical trials in the future. The acceptance of study data by the FDA or other comparable ex-U.S. regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable ex-U.S. regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from ex-U.S. clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of ex-U.S. data alone unless i) the data are applicable to the U.S. population and U.S. medical practice; ii) the trials were performed by clinical investigators of recognized competence and pursuant to current GCP requirements; and iii) the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA's clinical trial requirements, including the adequacy of the patient population studied and statistical powering, must be met. Furthermore, even where the ex-U.S. study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many ex-U.S. regulatory authorities have similar approval requirements. In addition, such ex-U.S. trials would be subject to the applicable local laws of the ex-U.S. jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable ex-U.S. regulatory authority will accept data from trials conducted outside of its applicable jurisdiction. If the FDA or any comparable ex-U.S. regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction.
Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.
Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in ex-U.S. jurisdictions must also approve the manufacturing processes, marketing and promotion and reimbursement of the product candidate in those countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.
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
In the EU, under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use may perform an accelerated assessment of a marketing authorization application. Applicants requesting an accelerated assessment procedure must justify that the product candidate is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. Conditional approval is also available in the EU, which is similar to the FDA’s accelerated approval program.
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
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include the American Rescue Plan Act of 2021, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.
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
Further, from January 1, 2021, we have had to comply with both the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in United Kingdom national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of £17.5 million or 4% of global turnover. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a data transfer mechanism from the UK to U.S. entities self-certified under the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
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
We currently contract manufacturing operations to third parties, and clinical quantities of our lead product candidates are manufactured by certain of these third parties outside the United States, including in China, and we expect to continue to use such third-party manufacturers for such product candidates. Any disruption in production or inability of our manufacturers in such ex-U.S. countries, including in China, to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. Furthermore, since these manufacturers are located outside the United States, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or ex-U.S. governments, political unrest or unstable economic conditions in such ex-U.S. countries, including in China. For example, a trade war could lead to tariffs on the chemical intermediates we use that are manufactured in China. Furthermore, in January 2024, the U.S. House of Representatives introduced the BIOSECURE Act (H.R. 7085) and the Senate advanced a substantially similar bill (S.3558), which, if passed and enacted into law, would have the potential to restrict the ability of U.S. biopharmaceutical companies to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Although we do not currently anticipate that supply of our lead product candidates will be affected by the enactment and implementation of the BIOSECURE Act, the impact of the BIOSECURE Act remains uncertain, and we are continuing to monitor this new proposed law. Any of these matters could materially and adversely affect our business and results of operations. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in the ex-U.S. countries. Future appreciation of the local currency could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines in the ex-U.S. countries, including in China.
Risks Related to Our Intellectual Property
Our success depends on our ability to protect our intellectual property and our proprietary platform.
Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies and their uses, our and our licensors’ or licensees’ ability to operate without infringing the proprietary rights of others, and our and our licensors' or licensees’ability to successfully defend our patents, including those that we have in-licensed or out-licensed, against third-party challenges. If we or our licensors or licensees are unable to protect our intellectual property rights or if our intellectual property rights are inadequate for our technology or our product candidates, our competitive position could be harmed. We and our licensors or licensees generally seek to protect our proprietary position by filing patent applications in the United States and outside of the United States related to our product candidates, proprietary technologies and their uses that are important to our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents, if issued, will be infringed or will not be designed around by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our and our licensors’ or licensees’ proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our or our licensors’ or licensees’ rights or permit us or our licensors or licensees to gain or keep any competitive advantage. These uncertainties and/or limitations in our and our licensors’ or licensees’ ability to properly protect the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operations.
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
The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or our licensors or licensees or or any of our potential future collaborators will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:
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
The patent prosecution process is also expensive and time-consuming, and we or our licensors or licensees may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that we or our licensors or licensees may not identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, directed to technology that we out-license or in-license, including those which we out-license to our licensees and those which we in-license from our licensors and from third parties. We also may require the cooperation of our licensors or licensees in order to enforce the licensed patent rights, and such cooperation may not be provided. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. We cannot be certain that patent prosecution and maintenance activities by our licensors or licensees have been or will be conducted in compliance with applicable laws and regulations, which may affect the validity and enforceability of such patents or any patents that may issue from such applications. If they fail to do so, this could cause us to lose rights in any applicable intellectual property that we in-license or out-license, and as a result our and our licensees’ ability to develop and commercialize products or product candidates may be adversely affected and we and our licensees may be unable to prevent competitors from making, using and selling competing products.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our in-licensed patents may not cover our product candidates or may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review, or PGR, and inter partes review, or IPR, or other similar proceedings in the USPTO or ex-U.S. patent offices challenging our patent rights. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity of our patents, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensors or licensees and the patent examiner were unaware during prosecution. There is no assurance that all potentially relevant prior art relating to our patents and patent applications or those of our licensors or licensees has been found. There is also no assurance that there is not prior art of which we or licensors or licensees were or are aware of, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications or those of our licensors or licensees, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us. Such loss of in-licensed patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates. Such proceedings also may result in substantial costs and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
The patent protection and patent prosecution for some of our product candidates may be dependent on our licensors or licensees and third parties.

We or our licensors or licensees may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to strengthen our patent position. It is possible that defects as to form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, written descriptions, claim scope, or requests for patent term adjustments, patent term extensions or any foreign equivalents thereof. If we or our licensors or licensees, whether current or future, fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors or licensees are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation, prosecution, or enforcement of our licensed patents or patent applications, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.
As a licensee or licensor, we may rely on third parties to file and prosecute patent applications and maintain patents and otherwise protect the licensed intellectual property under some of our license agreements. We may not have primary control over these activities for certain of our patents or patent applications and other intellectual property rights. We cannot be certain that such activities by third parties have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. Pursuant to the terms of the license agreements with some of our licensors or licensees, the licensors or licensees may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and even if we are permitted to pursue such enforcement or defense, we will require the cooperation of our licensors or licensees. We cannot be certain that our licensors or licensees will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business. If any of our licensors or licensees or any of our future licensors or licensees or future collaborators fails to appropriately prosecute and maintain patent protection for patents covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.
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
•we or our licensors or licensees might not have been the first to make the inventions covered by the issued patents or patent application that we own or license;
•we or our licensors might not have been the first to file patent applications covering certain of our inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•it is possible that our licensors’ or licensees’ pending patent applications will not lead to issued patents;
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
Derivation or interference proceedings provoked by third parties or brought by us or our licensors or licensees, or declared by the USPTO or similar proceedings in ex-U.S. patent offices may be necessary to determine the priority of inventions with respect to our or our licensors’ or licensees’ patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our or our licensors’ or licensees’ defense of such proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with such proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties or enter into development or manufacturing partnerships that would help us bring our product candidates to market.
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
For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our or our licensors’ or licensees’ ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO, or similar authorities in ex-U.S. jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our or our licensors’ or licensees’ ability to obtain new patents or to enforce our existing patents and patents we might obtain in the future.
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
Although we have issued patents and pending patent applications in the United States and certain other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some ex-U.S. countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we or our licensors or licensees have patent protection but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our or our licensors’ or licensees’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
Many companies have encountered significant problems in protecting and defending intellectual property rights in ex-U.S. jurisdictions. The legal systems of many ex-U.S. countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our or our licensors’ or licensees’ patents or marketing of competing products in violation of our proprietary rights. Proceedings to enforce our or our licensors’ or licensees’ patent rights in ex-U.S. jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our or our licensors’ or licensees’ patents at risk of being invalidated or interpreted narrowly and our or our licensors’ or licensees’ patent applications at risk of not issuing and could provoke third parties to assert claims against us. We or our licensors or licensees may not prevail in any lawsuits that we or our licensors or licensees initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our or our licensors’ or licensees’ efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
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
As of March 31, 2024, our executive officers and directors, combined with our stockholders who owned more than 5% of our common stock, together with their respective affiliates, owned a significant percentage of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as matters related to our management and affairs. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider Trading Arrangements and Policies.
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

2.1	Plan of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.1	05/15/2020
2.2	Certificate of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.2	05/15/2020
3.1	Certificate of Incorporation of Zentalis Pharmaceuticals, Inc.	S-8	333-237593	4.1	04/07/2020
3.2	Certificate of Amendment to Certificate of Incorporation of Zentalis Pharmaceuticals, Inc., dated June 16, 2023	8-K	001-39263	3.1	06/16/2023

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.3	Amended and Restated Bylaws of Zentalis Pharmaceuticals, Inc.	8-K	001-39263	3.1	02/15/2024
10.1#†	Release Agreement, dated January 19, 2024, among Zentalis Pharmaceuticals, Inc., Zeno Management, Inc., and Carrie Brownstein, M.D.	10-K	001-39263	10.15	02/27/2024
10.2#†	Consulting Agreement, dated January 19, 2024, between Zentalis Pharmaceuticals, Inc. and Carrie Brownstein, M.D.	10-K	001-39263	10.16	02/27/2024
10.3#	General Release Agreement, dated January 2, 2024, among Zentalis Pharmaceuticals, Inc., Zeno Management, Inc., and Kevin Bunker, Ph.D.	10-K	001-39263	10.19	02/27/2024
10.4#	Employment Agreement, dated January 19, 2024, between Zeno Management, Inc., and Diana Hausman, M.D.	10-K	001-39263	10.24	02/27/2024
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data file (formatted as inline XBRL and contained in Exhibit 101)					*

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

Zentalis Pharmaceuticals, Inc.

Date: May 7, 2024	By:	/s/ Kimberly Blackwell, M.D.
Kimberly Blackwell, M.D.
Chief Executive Officer
(principal executive officer)
Date: May 7, 2024	By:	/s/ Cam Gallagher
Cam Gallagher
President, Interim Chief Financial Officer
(principal financial officer)