Form 10-Q
period 2024-06-30
Zentalis Pharmaceuticals, Inc.
filed 2024-08-09
CIK 1725160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________
Commission File Number: 001-39263

Zentalis Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-3607803
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10275 Science Center Dr., Suite 200
San Diego,
California	92121
(Address of principal executive offices)	(Zip Code)
(858) 263-4333
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 7, 2024, the registrant had 71,107,967 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “design,” “aim,” “support,” “advance,” “continue,” “goal,” “milestone,” “foreseeable,” “may prove,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

•our ability to resolve the previously disclosed partial clinical hold placed by the U.S. Food and Drug Administration, or FDA, on certain of our azenosertib (ZN-c3) clinical studies;
•our plans to update certain guidance following resolution of the partial clinical hold;
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
•the timing and focus of our ongoing and future preclinical studies and clinical trials, including the reporting of data from those studies and trials and the timing thereof;
•the beneficial characteristics, safety, efficacy and therapeutic effects of our product candidates;
•the potential for azenosertib to be first-in-class and best-in-class;
•our and our collaborators’ strategy, plans and expectations with respect to the development, manufacturing, supply, approval and commercialization of our product candidates and the timing thereof;
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
•timing of expected milestones, and the announcement thereof;
•the size of the market opportunity for our product candidates;

•our expectations regarding the approval and use of our product candidates as first, second or subsequent lines of therapy or in combination with other drugs;
•the timing or likelihood of regulatory filings and approvals;
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
•We are substantially dependent on the success of our lead product candidate, azenosertib. If we are unable to resolve the partial clinical hold, complete development of, obtain approval for and commercialize azenosertib in a timely manner, our business will be harmed.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts and par value)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$36,976	$28,038
Marketable securities, available-for-sale	389,409	454,881
Prepaid expenses and other current assets	13,231	13,799
Total current assets	439,616	496,718
Property and equipment, net	5,337	5,819
Operating lease right-of-use assets	33,474	35,916
Prepaid expenses and other assets	6,836	6,818
Goodwill	3,736	3,736
Restricted cash	2,681	2,681
Total assets	$491,680	$551,688
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$20,440	$14,926
Accrued expenses	46,252	54,441
Total current liabilities	66,692	69,367
Long-term lease liability	41,318	43,150
Other long-term liabilities	1,089	1,780
Total liabilities	109,099	114,297
Commitments and contingencies
EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 71,106,719 and 70,765,554 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	71	70
Additional paid-in capital	1,349,135	1,323,576
Accumulated other comprehensive income	140	2,194
Accumulated deficit	(966,765)	(888,556)
Total stockholders’ equity	382,581	437,284
Noncontrolling interests	—	107
Total equity	382,581	437,391
Total liabilities and stockholders’ equity	$491,680	$551,688

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
License Revenue	$—	$—	$40,560	$—
Operating Expenses
Research and development	48,386	42,684	$97,971	$91,268
Zentera in-process research and development	—	45,568	—	45,568
General and administrative	16,762	15,664	32,502	32,033
Total operating expenses	65,148	103,916	130,473	168,869
Loss from operations	(65,148)	(103,916)	(89,913)	(168,869)
Other Income (Expense)
Investment and other income (expense), net	(22,863)	4,451	12,085	8,560
Net loss before income taxes	(88,011)	(99,465)	(77,828)	(160,309)
Income tax expense (benefit)	266	(605)	409	(497)
Loss on equity method investment	—	13,704	—	16,014
Net loss	(88,277)	(112,564)	(78,237)	(175,826)
Net loss attributable to noncontrolling interests	—	(37)	(28)	(80)
Net loss attributable to Zentalis	$(88,277)	$(112,527)	$(78,209)	$(175,746)
Net loss per common share outstanding, basic and diluted	$(1.24)	$(1.85)	$(1.10)	$(2.93)
Common shares used in computing net loss per share, basic and diluted	71,040	60,790	70,969	60,038

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(88,277)	$(112,564)	$(78,237)	$(175,826)
Other comprehensive income (loss):
Unrealized income (loss) on marketable securities	(633)	218	(2,054)	1,015
Total comprehensive loss	(88,910)	(112,346)	(80,291)	(174,811)
Comprehensive loss attributable to noncontrolling interests	—	(37)	(28)	(80)
Comprehensive loss attributable to Zentalis	$(88,910)	$(112,309)	$(80,263)	$(174,731)

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Operating Activities:
Consolidated net loss	$(78,237)	$(175,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	651	704
Operating lease right-of-use asset and fixed asset impairment	—	4,953
Noncash consideration portion of Zentera in-process research and development	—	15,045
Loss on equity method investment	—	16,014
Share-based compensation	25,544	27,075
Loss on disposal of equipment	(13)	(4)
Non-cash impact of license revenue	(25,560)	—
Non-cash recognized mark-to-market of equity securities	(2,253)	—
Accretion of discounts on marketable securities, net	(4,960)	(6,483)
Deferred income taxes	—	(853)
Deconsolidation of Kalyra	(79)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	550	(3,922)
Accounts payable and accrued liabilities	(3,452)	(5,805)
Operating lease right-of-use assets and liabilities, net	696	544
Net cash used in operating activities	(87,113)	(128,558)
Investing Activities:
Purchases of marketable securities	(29,509)	(189,085)
Proceeds from maturities of marketable securities	125,700	304,457
Proceeds from sale of property and equipment	65	—
Purchases of property and equipment	(221)	(319)
Net cash provided by investing activities	96,035	115,053
Financing Activities:
Proceeds from issuance of common stock, net	—	235,680
Proceeds from issuance of common stock under equity incentive plans	257	1,314
Net-settlement of restricted stock unit vesting	(241)	—
Net cash provided by financing activities	16	236,994
Net increase in cash, cash equivalents and restricted cash	8,938	223,489
Cash, cash equivalents and restricted cash at beginning of period	30,719	45,696
Cash, cash equivalents and restricted cash at end of period	$39,657	$269,185

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows for the periods presented:

	June 30,
	2024	2023
Cash and cash equivalents	$36,976	$266,558
Restricted cash	2,681	2,627
Total cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statement of Cash Flows	$39,657	$269,185
See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)

	Three Months Ended June 30, 2024

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at March 31, 2024	71,013	$70	$1,336,416	$773	$(878,488)	$—	$458,771
Share-based compensation expense	—	—	12,711	—	—	—	12,711
Other comprehensive loss	—	—	—	(633)	—	—	(633)
Issuance and withholding of common stock in connection with restricted stock unit vesting, net	94	1		—	—	—	1
Issuance of common stock upon exercise of options, net	—	—	8	—	—	—	8
Net loss attributable to Zentalis	—	—	—	—	(88,277)	—	(88,277)
Balance at June 30, 2024	71,107	$71	$1,349,135	$140	$(966,765)	$—	$382,581

	Six Months Ended June 30, 2024

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2023	70,767	$70	$1,323,576	$2,194	$(888,556)	$107	$437,391
Share-based compensation expense	—	—	25,544	—	—	—	25,544
Other comprehensive loss	—	—	—	(2,054)	—	—	(2,054)
Issuance and withholding of common stock in connection with restricted stock unit vesting, net	322	1	(241)	—	—	—	(240)
Deconsolidation of Kalyra	—	—	—	—	—	(79)	(79)
Issuance of common stock upon exercise of options, net	—	—	8	—	—	—	8
Shares issued under employee stock purchase plan	18	—	248	—	—	—	248
Net loss attributable to non-controlling interest	—	—	—	—	—	(28)	(28)
Net loss attributable to Zentalis	—	—	—	—	(78,209)	—	(78,209)
Balance at June 30, 2024	71,107	$71	$1,349,135	$140	$(966,765)	$—	$382,581

	Three Months Ended June 30, 2023

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at March 31, 2023	59,442	$59	$1,045,568	$(556)	$(659,584)	$178	$385,665
Share-based compensation expense	—	—	13,342	—	—	—	13,342
Other comprehensive income	—	—	—	218	—	—	218
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions and offering costs	11,033	11	235,669	—	—	—	235,680
Issuance of common stock in connection with restricted stock unit vesting	79	—	—	—	—	—	—
Issuance of common stock upon exercise of options, net	51	—	941	—	—	—	941
Cancellation of restricted stock awards	(1)	—	—	—	—	—	—
Net loss attributable to non-controlling interest	—	—	—	—	—	(37)	(37)
Net loss attributable to Zentalis	—	—	—	—	(112,527)	—	(112,527)
Balance at June 30, 2023	70,604	$70	$1,295,520	$(338)	$(772,111)	$141	$523,282

	Six Months Ended June 30, 2023

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2022	59,280	$59	$1,031,462	$(1,353)	$(596,365)	$221	$434,024
Share-based compensation expense	—	—	27,075	—	—	—	27,075
Other comprehensive income	—	—	—	1,015	—	—	1,015
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions and offering costs	11,033	11	235,669	—	—	—	235,680
Issuance of common stock in connection with restricted stock unit vesting, net	218	—	—	—	—	—	—
Issuance of common stock upon exercise of options, net	51	—	941	—	—	—	941
Shares issued under employee stock purchase plan	25	—	373	—	—	—	373
Cancellation of restricted stock awards	(3)	—	—	—	—		—
Net loss attributable to non-controlling interest	—	—	—	—		(80)	(80)
Net loss attributable to Zentalis	—	—	—	—	(175,746)	—	(175,746)
Balance at June 30, 2023	70,604	$70	$1,295,520	$(338)	$(772,111)	$141	$523,282

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
Liquidity
Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The Company determined that there are no conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that the interim unaudited condensed consolidated financial statements for the quarter ended June 30, 2024 are issued.
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
Goodwill is reviewed for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment. During the impairment review process, we consider qualitative factors to determine whether it is more likely than not the fair value of the reporting unit is less than the carrying amount, including goodwill. If we determine that it is not more likely than not that the fair value of our reporting unit is less than the carrying amount, then no additional assessment is deemed necessary. Otherwise, we proceed to compare the estimated fair values of the reporting units with the carrying values, including goodwill. If the carrying amounts of the reporting units exceed the fair values, we record an impairment loss based on the difference. We completed our most recent annual evaluation for impairment for goodwill as of June 30, 2024 using the qualitative and quantitative assessment and determined that no impairment existed, and no charges were recorded.
Significant Accounting Policies
During the six months ended June 30, 2024 we adopted the following significant accounting policies not previously reported in the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Investments in equity securities
We carry investments in equity securities at fair value and record the changes in fair values in the Consolidated Statement of Operations as a component of Investment and other income, net.
3. Significant Transactions
Immunome
In January 2024, Immunome, Inc. (“Immunome”) and Zentalis Pharmaceuticals, Inc. entered into an exclusive, worldwide license agreement under which Immunome licensed from Zentalis ZPC-21, a preclinical ROR1 antibody-drug conjugate (“ADC”) and stock issuance agreement (the “Stock Issuance Agreement”). The upfront consideration from Immunome amounted to $15.0 million in cash and $20.0 million in shares of Immunome common stock, with the shares valued at the trailing 30-day volume-weighted average price. On the date of execution of the transaction, the Immunome common stock was valued at $25.6 million. The performance obligation associated with this upfront payment was met as of March 31, 2024, and $40.6 million, comprised of cash and the fair value of the Immunome stock on the date of execution of the transaction, was recognized as license revenue, within the condensed consolidated statement of operations. The stock acquired was recorded at fair value on the date of acquisition, within marketable securities, available for sale on the condensed consolidated balance sheet.
Pursuant to the terms of the Stock Issuance Agreement, Zentalis agreed to hold and not sell greater than 50% of the shares until the six-month anniversary of the closing date, subject to certain exceptions. Changes in fair value of the Immunome stock for the three and six months ended June 30, 2024 amounted to a reduction of $28.9 million and an increase of $2.3 million, respectively, recorded as a component of investment and other income, net within the condensed consolidated statement of operations. There were no disposals of the acquired stock during the three and six months ended June 30, 2024.

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
Pursuant with authoritative guidance, we recorded the identifiable assets, liabilities and noncontrolling interests in Kalyra at their fair value upon initial consolidation. The identified goodwill was comprised of the workforce and expected synergies from combining the entities. Total assets and liabilities of Kalyra as of June 30, 2024 and December 31, 2023 are zero and immaterial, respectively. The liabilities recognized as a result of consolidating Kalyra did not represent additional claims on our general assets. Pursuant to the authoritative guidance, the equity interest in Kalyra not owned by Zentalis was reported as a noncontrolling interest on our condensed consolidated balance sheets.
The following is a reconciliation of equity (net assets) attributable to the noncontrolling interest (in thousands):

	June 30,	December 31,
	2024	2023
Noncontrolling interest at beginning of period	$107	$221
Net loss attributable to noncontrolling interest	(28)	(114)
Deconsolidation of Kalyra	(79)	—
Noncontrolling interest at end of period	$—	$107

5. Fair Value Measurement
Available-for-sale marketable debt securities consisted of the following (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$15,337	$1	$(2)	$15,336
Corporate debt securities	251,641	246	(76)	251,811
US government agencies	40,940	1	(10)	40,931
US treasury securities	53,539	1	(22)	53,518
	$361,457	$249	$(110)	$361,596

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$75,227	$60	$(15)	$75,272
Corporate debt securities	229,896	2,036	—	231,932
US government agencies	83,025	100	(78)	83,047
US treasury securities	64,538	103	(11)	64,630
	$452,686	$2,299	$(104)	$454,881

As of June 30, 2024, twenty-two of our available-for-sale debt securities with a fair market value of $193.9 million were in a gross unrealized loss position of $0.1 million. Twenty-one have been in a gross unrealized loss position of $0.1 million for less than one year and one has been in a gross unrealized loss position of less than $0.1 million for more than one year. When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of June 30, 2024, because we do not intend to sell these securities, and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	June 30, 2024	December 31, 2023
	Estimated Fair Value
Due within one year	$272,370	$267,336
After one but within five years	89,226	187,545
	$361,596	$454,881
The Company had $0.5 million in contingent consideration liabilities as of June 30, 2024 related to the agreement to terminate its Collaboration and License Agreements with Zentera. The contingent consideration balance is limited to one potential milestone payment measured at fair value. The fair value of the contingent consideration is estimated based on the monetary value of the milestone discounted for the probability of achieving the milestone and a present value factor based on the timing of when the milestone is expected to be achieved. The value for the contingent consideration balance is based on significant inputs not observable in the market which represents Level 3 measurement within the fair value hierarchy.
The following table summarizes the financial assets and liabilities that are measured on a recurring basis at fair value as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets:
Cash equivalents:
Money market funds	$11,256	$—	$—	$11,256
Total cash equivalents:	11,256	—	—	11,256

Available-for-sale marketable securities:
Commercial paper	—	15,336	—	15,336
Corporate debt securities	—	251,811	—	251,811
US government agencies	—	40,931	—	40,931
US treasury securities	—	53,518	—	53,518
Immunome equity securities	27,813	—	—	27,813
Total available-for-sale marketable securities:	27,813	361,596	—	389,409

Total assets measured at fair value	$39,069	$361,596	$—	$400,665
Financial liabilities:
Contingent consideration	—	—	500	500
Total financial liabilities	$—	$—	$500	$500

	December 31, 2023
	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets:
Cash equivalents:
Money market funds	$4,755	$—	$—	$4,755
Total cash equivalents:	4,755	—	—	4,755

Available-for-sale marketable securities:
Commercial paper	—	75,272	—	75,272
Corporate debt securities	—	231,932	—	231,932
US government agencies	—	83,047	—	83,047
US treasury securities	—	64,630	—	64,630
Total available-for-sale marketable securities:	—	454,881	—	454,881

Total assets measured at fair value	$4,755	$454,881	$—	$459,636
Financial liabilities:
Contingent consideration	—	—	500	500
Total financial liabilities	$—	$—	$500	$500

The following significant unobservable inputs were used in the valuation of the contingent consideration payable to Zentera pursuant to the Termination Agreement at June 30, 2024:

Contingent Consideration Liability	Fair Value as of June 30, 2024	Valuation Technique	Unobservable Input	Range
	(in thousands)
Milestone payment	$500	Discounted cash flow	Likelihood of occurrence	1.0% - 2.4%
			Discount rate	40%
			Expected term	Perpetuity
The following table reflects the activity for the Company’s contingent consideration, measured at fair value using Level 3 inputs (in thousands):

Contingent consideration at December 31, 2023	500
Changes in the fair value of contingent consideration	—
Contingent consideration at June 30, 2024	$500
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2024. We had one instrument that was classified within Level 3 as of June 30, 2024. As of June 30, 2024 and December 31, 2023, no material fair value adjustments were required for non-financial assets and liabilities.

6. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Prepaid insurance	$778	$747
Prepaid software licenses and maintenance	566	691
Foreign R&D credit refund	821	500
Prepaid research and development expenses	12,567	13,640
Interest receivable	3,279	3,337
Sublease assets	819	1,471
Other prepaid expenses	1,237	231
Total prepaid expenses and other assets	20,067	20,617
Less long-term portion	6,836	6,818
Total prepaid expenses and other assets, current	$13,231	$13,799
7. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Lab equipment	$3,382	$3,069
Leasehold improvements	4,168	4,235
Office equipment and furniture	1,280	1,340
Computer equipment	143	150
Construction in progress	—	173
Subtotal	8,973	8,967
Accumulated depreciation and amortization	(3,636)	(3,148)
Property and equipment, net	$5,337	$5,819
Depreciation and amortization expense for the three months ended June 30, 2024 and 2023 was approximately $327 thousand and $344 thousand, respectively. Depreciation and amortization expense for the six months ended June 30, 2024 and 2023 was $651 thousand and $704 thousand, respectively.

8. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued research and development expenses	$36,145	$36,261
Accrued employee expenses	6,471	14,477
Accrued general and administrative expenses	612	1,032
Lease liability	2,709	2,623
Contingent consideration	500	500
Income Taxes payable	425	281
Accrued legal expenses	479	1,047
Total accrued expenses	47,341	56,221
Less long-term portion	1,089	1,780
Total accrued expenses	$46,252	$54,441

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

At June 30, 2024, 11,480,796 shares were subject to outstanding awards under the 2020 Plan and 2,811,551 shares were available for future grants of share-based awards under the 2020 Plan.
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
At June 30, 2024, 2,409,816 shares were subject to outstanding awards under the 2022 Inducement Plan and 840,184 shares were available for future grants of share-based awards under the 2022 Inducement Plan.
Total share-based compensation expense related to share based awards was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development expense	$4,155	$5,985	$8,895	$11,858
General and administrative expense	8,556	7,357	16,649	15,217
Total share-based compensation expense	$12,711	$13,342	$25,544	$27,075
Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock Options	$9,553	$10,205	$19,427	$20,814
Employee Stock Purchase Plan	138	111	191	216
RSAs and RSUs	3,020	3,026	5,926	6,045
	$12,711	$13,342	$25,544	$27,075

Stock Options and Restricted Stock Units
The exercise price of stock options granted is equal to the closing price of the Company’s common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company estimates expected volatility based on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company uses the “simplified method” for estimating the expected term of employee options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years). The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not issued any dividends and does not expect to issue dividends over the life of the options. As a result, the Company has estimated the dividend yield to be zero. The fair value of the stock options granted during the six months ended June 30, 2024 and June 30, 2023 was determined with the following assumptions:

	June 30, 2024	June 30, 2023
Expected volatility	75.3% - 78.4%	77.5% - 80.8%
Average expected term (in years)	5.9 - 6.1	5.5 - 6.1
Risk-free interest rate	3.8% - 4.6%	3.4% - 4.2%
Expected dividend yield	—%	—%
Employee Stock Purchase Plan
Effective April 2020, the Company’s Board of Directors adopted, and the Company’s stockholders approved the Zentalis Pharmaceuticals, Inc. 2020 Employee Stock Purchase Plan (the “ESPP”), which was subsequently amended and restated effective March 15, 2021. The maximum aggregate number of shares of the Company’s common stock available for issuance under the ESPP at June 30, 2024 was 1,894,676. Under the terms of the ESPP, the Company’s employees may elect to have up to 20% of their compensation, up to a maximum value of $25,000 per calendar year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lower of the fair market value per share (at closing) of the Company’s common stock on (i) the first trading day of a six-month offering period, or (ii) the applicable purchase date, defined as the last trading day of the six-month offering period. The weighted average assumptions used to estimate the fair value of stock purchase rights under the ESPP during the period ended are as follows:

Ended June 30, 2024
ESPP
Volatility	107.3%
Expected term (years)	0.5
Risk free rate	5.4%
Expected dividend yield	—
Compensation Expense Summary
Total unrecognized estimated compensation cost by type of award and the weighted average requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	June 30, 2024
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$80,212	2.64
RSUs	28,793	3.01
ESPP	$140	0.25

During the six months ended June 30, 2024, we issued less than one thousand shares of common stock in connection with the exercises of stock options. For the six months ended June 30, 2024, less than one thousand shares of common stock issued in conjunction with certain restricted stock awards (“RSAs”), vested. Outstanding stock options and unvested RSUs totaling approximately 11.5 million shares and 2.4 million shares of our common stock, respectively, were outstanding as of June 30, 2024.

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

Lease Termination
In December 2023, we entered into a lease for approximately 4,115 square feet of office space in New York, New York. The lease commenced in December 2023 and had a lease term through August 2027. In June 2024, we entered into an agreement to terminate this lease in exchange for consideration of $0.5 million.

Leases
Our commitments include payments related to operating leases. Approximate annual future minimum operating lease payments as of June 30, 2024 are as follows (in thousands):

Year	Operating Leases
2024 (remaining)	$3,330
2025	6,799
2026	7,278
2027	7,451
2028	7,760
Thereafter	31,019
Total minimum lease payments:	63,637
Less: imputed interest	(19,610)
Total operating lease liabilities	44,027
Less: current portion	(2,709)
Lease liability, net of current portion	$41,318
The weighted-average remaining lease term of our operating leases is approximately 8.3 years.
On March 6, 2023, we entered into a sublease agreement pursuant to which we sublet the office space located at 1359 Broadway, Suites 1710 and 1800 in New York, New York to a subtenant. For the six months ended June 30, 2024, we recorded lease income of $0.7 million relating to our New York sublease.

11. Net Income (Loss) Per Common Share
Basic and diluted net income (loss) per common share were calculated as follows (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to Zentalis	$(88,277)	$(112,527)	$(78,209)	$(175,746)
Denominator:
Weighted average number of common shares outstanding, basic and diluted	71,040	60,790	70,969	60,038
Net loss per common share	$(1.24)	$(1.85)	$(1.10)	$(2.93)
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

	June 30,
	2024	2023
Outstanding stock options	11,488	10,085
Unvested RSAs	—	42
Unvested RSUs	2,403	1,499
	13,891	11,626

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
Overview
We are a clinical-stage biopharmaceutical company focused on discovering and developing small molecule therapeutics targeting fundamental biological pathways of cancers. Our lead product candidate, azenosertib (ZN-c3), is a potentially first-in-class and best-in-class WEE1 inhibitor for advanced solid tumors and hematological malignancies. Azenosertib is being evaluated as a monotherapy and in combination across multiple ongoing clinical trials. In clinical trials, azenosertib has been well tolerated and has demonstrated anti-tumor activity as a single agent across multiple tumor types and in combination with several chemotherapy backbones. As part of our azenosertib clinical development program, we are exploring enrichment strategies targeting tumors with high levels of replication stress, such as Cyclin E1 positive tumors, homologous recombination deficient tumors, and tumors with oncogenic driver mutations. We currently exclusively in-license or solely own worldwide development and commercialization rights to azenosertib.

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

Our Pipeline

The following table summarizes our product candidate pipeline:

Our Development Programs

Azenosertib (WEE1 Inhibitor)

Azenosertib is a potentially best-in-class and first-in-class oral, small molecule WEE1 inhibitor. The inhibition of WEE1, a DNA damage response kinase, drives cancer cells into mitosis without being able to repair damaged DNA, resulting in cell death and thereby preventing tumor growth and potentially causing tumor regression. Currently, there are no WEE1 inhibitors approved by the FDA. We have designed azenosertib to have advantages over other investigational therapies targeting WEE1, including superior selectivity and pharmacokinetic, or PK, properties. Azenosertib is currently being evaluated in the clinic for advanced solid tumors and hematological malignancies as a monotherapy, in combination with traditional chemotherapy and other DNA damaging agents, and in combination with molecularly targeted agents. On June 18, 2024, we disclosed that the FDA placed our ZN-c3-001, TETON (ZN-c3-004) and DENALI (ZN-c3-005) trials on partial clinical hold following two deaths in the DENALI trial due to presumed sepsis. We have been working closely with the FDA to resolve the partial clinical hold as quickly as possible. In the course of our dialogue with the FDA, the FDA also placed ZN-c3-002 on partial clinical hold. ZN-c3-002, which currently has four patients on active treatment, is under the same IND as ZN-c3-001, TETON and DENALI. Patients currently enrolled in the studies on partial clinical hold may continue to receive azenosertib, although no additional patients may be enrolled until the partial clinical hold is resolved. We previously disclosed that we are targeting the submission of our first NDA for azenosertib in a gynecologic malignancy in 2026—as disclosed on June 18, 2024, we plan to provide updates on the azenosertib clinical development timelines following resolution of the partial clinical hold.

The following clinical trials are part of the azenosertib clinical development program:

•Clinical Trial of Azenosertib in Platinum Sensitive Ovarian Cancer (PSOC). We previously disclosed plans to initiate a clinical trial evaluating azenosertib in PSOC patients in the first-line maintenance setting in 2025 as well as to disclose additional details about this trial in the second half of 2024—as disclosed on June 18, 2024, we plan to provide updates on the azenosertib clinical development timelines following resolution of the partial clinical hold.

•Monotherapy - Phase 2 Clinical Trial in Cyclin E1 Driven High-Grade Serous Ovarian Cancer, Fallopian Tube, or Primary Peritoneal Cancer (HGSOC) (DENALI - ZN-c3-005). We are evaluating azenosertib as a monotherapy in a Phase 2 clinical trial in patients with Cyclin E1 positive platinum resistant HGSOC. Our Cyclin E1 positive enrichment strategy is supported by preclinical data that showed that high Cyclin E1 protein expression sensitized cancer cells to the anti-tumor effects of azenosertib as well as preliminary retrospective clinical data that Cyclin E1 protein levels may be associated with clinical benefit from WEE1 inhibition. In addition, in April 2023, we announced preclinical data at the 2023 American Association for Cancer Research, or AACR, Annual Meeting that demonstrated that azenosertib drove cancer cell death in Cyclin E1-high tumor cells in vitro and substantially inhibited growth of Cyclin E1-high, patient derived, in vivo tumor models. On June 18, 2024, we disclosed that we had completed enrollment of Cohort 1b of this trial after enrolling over 100 patients and that we plan to disclose topline results from Cohort 1b of this trial in the second half of 2024.

•Monotherapy/Combination - Phase 1/2 Clinical Trial of Azenosertib as a Monotherapy and with PARP Inhibitor (PARPi) in Platinum Resistant Ovarian Cancer (PROC) (MAMMOTH - ZN-c3-006). We are evaluating azenosertib as a monotherapy and in combination with GSK plc’s, or GSK’s, PARP inhibitor, niraparib (ZEJULA®), in a Phase 1/2 clinical trial in PROC patients who have failed PARPi treatment as part of a clinical collaboration with GSK. This clinical study is supported by preclinical data that showed that combining azenosertib and niraparib resulted in synergistic cell killing in ovarian cancer in vivo models. As we reiterated on June 18, 2024, we plan to disclose topline data from this trial in the second half of 2024.

•Monotherapy - Phase 2 Clinical Trial in Recurrent or Persistent Uterine Serous Carcinoma (USC) (TETON - ZN-c3-004). Azenosertib is currently being evaluated as a monotherapy in a Phase 2 clinical trial in patients with USC. As of a September 14, 2022 data cutoff, a total of 43 patients were enrolled and dosed. Azenosertib was well tolerated. The most common treatment related adverse events, or TRAEs, were nausea (60.5% all grades/9.3% grade 3 or higher), fatigue (46.5% all grades/9.3% grade 3 or higher), diarrhea (37.2% all grades/7.0% grade 3 or higher) and vomiting (32.6% all grades/7.0% grade 3 or higher). The FDA granted Fast Track designation in November 2021 to azenosertib in patients with advanced or metastatic USC who have received at least one prior platinum-based chemotherapy regimen for management of advanced or metastatic disease. We believe that the study design in this patient population has the potential to support registration in the United States. We previously disclosed that we expect to disclose topline data from this trial in the second half of 2025—as disclosed on June 18, 2024, we plan to provide updates on certain of the azenosertib data timelines following resolution of the partial clinical hold.

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

•Monotherapy - Phase 1b Dose Finding Clinical Trial in Solid Tumors (ZN-c3-001). We are currently evaluating azenosertib as a monotherapy in a Phase 1b dose finding clinical trial for the treatment of solid tumors. On June 6, 2023, we announced positive data from this clinical trial. As of April 24, 2023, a total of 127 heavily pretreated patients with advanced solid tumors were enrolled and received monotherapy azenosertib at doses ≥ 300 mg on either continuous daily dosing or intermittent weekly administration schedules. Across all tumor types, 74 patients received azenosertib on a continuous dosing schedule and 53 patients received azenosertib on an intermittent dosing schedule. When evaluating continuous versus intermittent at comparable clinically meaningful dose levels, the data were the following: intermittent dosing maintained safety and improved tolerability of azenosertib as compared to continuous dosing. Gastrointestinal, fatigue, and hematologic Grade 3 and 4 TRAEs were comparable or favorable versus continuous dosing. No discontinuations due to TRAEs were observed in the intermittent cohorts. Steady state exposure, as measured by AUC0-24, more than doubled at the intermittent dose of 400 mg, 5 days on, 2 days off, compared to AUC observed at 300 mg daily with continuous administration, and intermittent dosing achieved higher maximal concentration levels as compared to continuous administration. As of June 2, 2023, the confirmed ORR in the combined ovarian and USC subgroup of patients treated with intermittent dosing was 36.8% (7/19), versus 19.2% (5/26) in those who received a continuous dosing. In the response evaluable patients who received intermittent dosing azenosertib, the confirmed ORR was 50% in USC and 30.8% in ovarian cancer. 89% of ovarian cancer and USC patients who received an intermittent dosing schedule had target lesion reductions from their baseline scans. Patients in this subgroup who received an intermittent dosing schedule had a median follow up of 4.4 months, and 63% (12/19) patients remained on therapy as of June 2, 2023. On November 6, 2023, we announced updated data from this trial. Data from October 25, 2023 in the same population of patients (ovarian cancer and USC patients) that were response-evaluable on June 2, 2023, showed that there continued to be a 36.8% (7/19) ORR in these patients. As compared to the June 2, 2023 data, the median follow-up for patients in this subgroup increased to 9.2 months and the mPFS increased to 6.5 months. As of September 27, 2023, azenosertib continued to demonstrate a favorable safety and tolerability profile with additional safety-evaluable patients and longer follow-up. As we reiterated on June 18, 2024, we plan to disclose the final results from this trial in the second half of 2024.

•Combination - Phase 1 Clinical Trial of Azenosertib and Chemotherapy in Relapsed or Refractory Osteosarcoma (ZN-c3-003). We disclosed the final results from this trial in May 2024, which were subsequently presented in a poster at the 2024 American Society of Clinical Oncology Annual Meeting.

Thirty-one patients were enrolled in the study, of which 31 were evaluable for safety, 29 were evaluable for dose-limiting toxicities and 28 were evaluable for efficacy. The median age was 27 (range 12-76) and 21 patients (68%) were ≤39 years old. Patients received a median of 3 (range 1-9) prior therapies, including 10 patients (32%) who had previous treatment with gemcitabine. The 18-week event-free survival rate, or EFS, which was defined as time from treatment initiation until disease progression or death due to any cause, was 39% (11/28) across all dose levels. The EFS observed in the study compares favorably to historical cohorts with a similar patient population where a 16-week EFS of approximately 12% has been reported. The maximum tolerated dose, or MTD, of azenosertib was determined to be 150 mg daily on a 5:2 schedule (5 days on, 2 days off) plus gemcitabine 800 mg/m2. At the MTD, the most frequent Grade ≥3 adverse events (≥20%) included thrombocytopenia and lymphopenia (33% each); there were no Grade 4 thrombocytopenia events or instances of febrile neutropenia at the MTD. Data support further investigation of azenosertib administered in combination with gemcitabine in patients with relapsed or refractory osteosarcoma in an upcoming investigator-initiated Phase 2 trial. As previously disclosed, we received orphan drug designation and rare pediatric disease designation from the FDA for azenosertib in osteosarcoma.

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

ZN-d5 (BCL-2 Inhibitor)

ZN-d5 is a potentially best-in-class, selective, oral small molecule inhibitor of BCL-2. As previously disclosed, ZN-d5 was being evaluated in combination with azenosertib in a Phase 1 dose escalation clinical trial in patients with relapsed or refractory acute myeloid leukemia, or R/R AML (ZN-d5-004C). On August 9, 2024, we announced that we are no longer developing the combination of ZN-d5 with azenosertib, and that we are discontinuing development of ZN-d5. The combination of ZN-d5 and azenosertib was studied in 27 patients with R/R AML. Thirteen patients were evaluable for efficacy, and the other 14 patients experienced progressive disease prior to efficacy evaluation or withdrew. The combination demonstrated clinical activity in patients who had been previously treated with venetoclax. Of the 6 patients who completed at least two cycles of therapy and underwent a cycle 3, day 1 bone marrow (BM), aspirate: 1 achieved a complete remission with incomplete hematologic recovery (CRi) and became transplant eligible, 2 patients had decreased BM blast counts, 2 had stable BM blasts, and 1 patient had increased BM blasts. The safety profile was manageable and in-line with other combinations in the R/R AML disease setting.

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

Since inception, we have incurred significant operating losses. Our net loss was $292.3 million for the year ended December 31, 2023. We had a net loss of $78.2 million and $175.8 million for the six months ended June 30, 2024 and June 30, 2023, respectively. We had an accumulated deficit of $966.8 million as of June 30, 2024. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We had cash, cash equivalents and marketable securities of $426.4 million as of June 30, 2024, which includes $27.8 million representing the June 30, 2024 fair value of Immunome common stock received by the Company as part of its upfront payment for the out-licensing of its ROR1 antibody-drug conjugate (ADC) product candidate and ADC platform in January 2024. We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements into mid-2026. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
License Agreements and Strategic Collaborations
Recurium IP Holdings, LLC License Agreement
In December 2014, our wholly owned subsidiary, Zeno Pharmaceuticals, Inc., entered into a license agreement, or the Recurium Agreement, with Recurium IP Holdings, LLC, or Recurium IP, which was subsequently amended, under which Zeno Pharmaceuticals, Inc. was granted an exclusive worldwide license to certain intellectual property rights owned or controlled by Recurium IP to develop and commercialize pharmaceutical products for the treatment or prevention of disease, other than for providing pain relief. Following certain corporate restructuring disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, our wholly owned subsidiary, Zeno Management, Inc., or ZMI, became the Zentalis contracting party to the Recurium Agreement. The intellectual property rights exclusively licensed by ZMI under the Recurium Agreement include certain intellectual property, including intellectual property covering azenosertib. ZMI has the right to sublicense its rights under the Recurium Agreement, subject to certain conditions. ZMI is required to use commercially reasonable efforts to develop and commercialize at least one product that comprises or contains a compound modulating one of ten specific biological targets and to execute certain development activities.

Under the terms of the Recurium Agreement, ZMI is obligated to make development and regulatory milestone payments, pay royalties on net sales, and make certain sublicensing payments with respect to products that comprise or contain a compound modulating one of ten specific biological targets, including azenosertib. ZMI is obligated to make development and regulatory milestone payments for each such licensed product of up to $44.5 million. In addition, ZMI is obligated to make milestone payments of up to $150,000 for certain licensed products used in animals. ZMI is also obligated to pay royalties on sales of such licensed products at a mid- to high-single digit percentage. In addition, if ZMI chooses to sublicense or assign to any third parties its rights under certain patents exclusively in-licensed under the Recurium Agreement, ZMI must pay to Recurium IP 20% of certain sublicensing income received in connection with such transaction.

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
The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Azenosertib	$25,897	$13,883	$47,616	$26,787
Unallocated research and development expenses and discontinued programs	22,489	28,801	50,355	64,481
Total research and development expenses	$48,386	$42,684	$97,971	$91,268
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
•any delays in clinical trials, including as a result of clinical holds or the global macroeconomic environment;
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
We expect that our general and administrative expenses will increase in the future as we increase our personnel headcount to support research and development activities relating to our clinical stage programs, and any other product candidates we may develop. We also expect to continue to incur expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements; director and officer insurance costs; and investor and public relations costs.

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
Results of Operations
Comparison of Three Months Ended June 30, 2024 to Three Months Ended June 30, 2023
The following table summarizes our results of operations for the periods indicated, together with the changes in those items in dollars:

	Three Months Ended June 30,		Increase (Decrease)
	2024	2023
	(in thousands)
Operating Expenses
Research and development	$48,386	$42,684	$5,702
Zentera in-process research and development	—	45,568	(45,568)
General and administrative	16,762	15,664	1,098
Total operating expenses	65,148	103,916	(38,768)
Loss from operations	(65,148)	(103,916)	38,768
Other Income (Expense)
Investment and other income (expense), net	(22,863)	4,451	(27,314)
Net loss before income taxes	(88,011)	(99,465)	11,454
Income tax expense (benefit)	266	(605)	871
Loss on equity method investment	—	13,704	(13,704)
Net loss	(88,277)	(112,564)	24,287
Net loss attributable to noncontrolling interests	—	(37)	37
Net loss attributable to Zentalis	$(88,277)	$(112,527)	$24,250

Research and Development Expenses
Research and development, or R&D, expenses for the three months ended June 30, 2024 were $48.4 million, compared to $42.7 million for the three months ended June 30, 2023. The increase of $5.7 million was primarily due to increases of $7.4 million for clinical and certain translational expenses and $1.0 million for drug manufacturing and supplies costs. We also saw increases of $1.4 million from no R&D cost sharing with Zentera. These increases were partially offset by a decrease of $2.7 million of personnel expense of which $1.5 million is related to non-cash stock-based compensation and $1.4 million of facilities and allocated expenses.

Zentera    In-process Research and Development Expenses

Zentera In-process Research and Development expenses for the three months ended June 30, 2024 were zero, compared to $45.6 million for the three months ended June 30, 2023. The decrease was due to $45.6 million of total cash and non-cash consideration transferred to Zentera for in-process research and development during the three months ended June 30, 2023 relating to the termination of our collaboration with Zentera.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2024 were $16.8 million, compared to $15.7 million during the three months ended June 30, 2023. This increase of $1.1 million was primarily attributable to an increase in personnel expenses of $1.3 million and lease termination costs of $0.5 million. This was partially offset by a decrease of other expenses of $0.7 million, net.

Investment and Other Income (Expense), Net
Investment and other income (expense), net was $(22.9) million for the three months ended June 30, 2024, compared to $4.5 million for the three months ended June 30, 2023. The decrease of $27.3 million was primarily driven by decreases in the fair value of Immunome stock for $28.9 million offset by an increase of $1.1 million in returns on invested cash and marketable securities and decreases of other miscellaneous expenses of $0.5 million.
Loss on Equity Method Investment
We did not record a loss on equity method investment for the three months ended June 30, 2024. We recorded a loss on equity investment of $13.7 million for the three months ended June 30, 2023, related to the divestment of our equity method investment.

Comparison of Six Months Ended June 30, 2024 to Six Months Ended June 30, 2023
The following table summarizes our results of operations for the periods indicated, together with the changes in those items in dollars:

	Six Months Ended June 30,		Increase (Decrease)
	2024	2023
	(in thousands)
License Revenue	$40,560	$—	$40,560
Operating Expenses
Research and development	97,971	91,268	6,703
Zentera in-process research and development	—	45,568	(45,568)
General and administrative	32,502	32,033	469
Total operating expenses	130,473	168,869	(38,396)
Loss from operations	(89,913)	(168,869)	78,956
Other Income (Expense)
Investment and other income, net	12,085	8,560	3,525
Net loss before income taxes	(77,828)	(160,309)	82,481
Income tax expense (benefit)	409	(497)	906
Loss on equity method investment	—	16,014	(16,014)
Net loss	(78,237)	(175,826)	97,589
Net loss attributable to noncontrolling interests	(28)	(80)	52
Net loss attributable to Zentalis	$(78,209)	$(175,746)	$97,537

License Revenue
License revenue for the six months ended June 30, 2024, was $40.6 million compared to zero for the six months ended June 30, 2023. The increase relates to the License Agreement with Immunome entered during the three months ended March 31, 2024.
Research and Development Expenses
R&D expenses for the six months ended June 30, 2024 were $98.0 million, compared to $91.3 million for the six months ended June 30, 2023. The increase of $6.7 million was primarily due to increases of $10.2 million for clinical and certain translational expenses and $3.3 million for drug manufacturing costs, respectively. We also saw increases of $3.5 million from no R&D cost sharing with Zentera. These increases were partially offset by decreases of $6.1 million in facilities and overhead allocations, $3.0 million of personnel expenses and $1.2 million of other expenses, net.

Zentera    In-process Research and Development Expenses
Zentera In-process Research and Development expenses for the six months ended June 30, 2024 were zero, compared to $45.6 million for the six months ended June 30, 2023. The decrease was due to $45.6 million of total cash and non-cash consideration transferred to Zentera for in-process research and development during the six months ended June 30, 2023 relating to the termination of our collaboration with Zentera.

General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2024 were $32.5 million, compared to $32.0 million during the six months ended June 30, 2023. This increase of $0.5 million was primarily attributable to an increase of $2.2 million of personnel expense, of which $1.4 million is from non-cash stock based compensation expense and $3.7 million of facilities and allocable expenses. The increases were offset by a one-time $5.0 million operating lease impairment charge during the six months ended June 30, 2023, and a decrease of $0.4 million for outside services and other expenses.

Investment and Other Income, Net
Investment and other income, net was $12.1 million for the six months ended June 30, 2024, compared to $8.6 million for the six months ended June 30, 2023. The increase of $3.5 million was primarily driven by increases in the fair value of Immunome stock of $2.3 million, an increase of $3.4 million in returns on invested cash and marketable securities and $0.7 million of income from the sublease of our New York office. These amounts were partially offset by transaction and other miscellaneous expenses.
Loss on Equity Method Investment
We did not record a loss on equity method investment for the six months ended June 30, 2024. We recorded a loss on equity investment of $16.0 million for the three months ended June 30, 2023, related to the divestment of our equity method investment.
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
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity securities. From inception through June 30, 2024, we raised a total of $1.2 billion in gross proceeds from the sale of shares of our common stock and convertible preferred units. As of June 30, 2024, we had $37.0 million in cash and cash equivalents, $389.4 million in marketable securities, and an accumulated deficit of $966.8 million. We maintain the majority of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. We had no indebtedness as of June 30, 2024.

ATM Program
In May 2021, we entered into a sales agreement, or the Sales Agreement, with Leerink Partners LLC, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $200.0 million in “at-the-market” offerings, or the ATM, under our Registration Statement on Form S-3 (File No. 333-277545) filed with the U.S. Securities and Exchange Commission, or the SEC, on February 29, 2024. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act of 1933, as amended, or the Securities Act, including sales made directly through The Nasdaq Global Market or any other existing trading market for our common stock. During the quarter ended June 30, 2024, we did not sell any shares of common stock under the Sales Agreement. As of June 30, 2024, there was $200.0 million of our common stock remaining available for sale under the Sales Agreement.
Cash Flows
The following table summarizes our sources and uses of cash for the period presented:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(87,113)	$(128,558)
Net cash provided by investing activities	96,035	115,053
Net cash provided by financing activities	16	236,994
Net increase (decrease) in cash and cash equivalents	$8,938	$223,489
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2024 was $87.1 million, consisting primarily of our net loss of $78.2 million as we incurred expenses associated with research and development activities for our product candidates and incurred general and administrative expenses, as well as changes in operating assets and liabilities of $2.2 million, partially offset by non-cash adjustments of $6.7 million.
Net cash used in operating activities for the six months ended June 30, 2023 was $128.6 million, consisting primarily of our net loss of $175.8 million as we incurred expenses associated with research and development activities for our product candidates and incurred general and administrative expenses, and offset by non-cash adjustments of $56.4 million and changes in operating assets and liabilities of $9.2 million.
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2024 of $96.0 million was attributable to proceeds of maturities of marketable securities of $125.7 million, offset by net investment of excess cash of $29.5 million, purchases of property and equipment of $221 thousand and proceeds from sales of property and equipment of $65 thousand.

Net cash provided by investing activities for the six months ended June 30, 2023 of $115.1 million was attributable to the proceeds from maturities of marketable securities of $304.5 million, offset by net investment of excess cash of $189.1 million and purchases of property and equipment of $319 thousand.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2024 of $16.0 thousand consisted of $257 thousand provided from the issuance of common stock under equity incentive plans off-set by cash used in the net-settlement of restricted stock unit vesting of $241 thousand.
Net cash provided by financing activities for the six months ended June 30, 2023 of $237.0 million consists of $235.7 million provided from the issuance of common stock from underwritten offerings and $1.3 million provided from the issuance of common stock from equity incentive plans.
Funding Requirements
Our operating expenses are expected to increase substantially in the future in connection with our ongoing activities.
Specifically, our expenses will increase as we:
•advance the clinical development of azenosertib for the treatment of oncology indications;
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
As of June 30, 2024, we have $2.7 million and $41.3 million in current and long-term lease liabilities, respectively. We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements into mid-2026. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drugs, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:
•the progress, costs and results of our clinical trials for our programs for azenosertib and other product candidates;

•resolution of the partial clinical hold placed by the FDA on certain of our azenosertib clinical studies;
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We have no products approved for commercial sale and have not generated any revenue from product sales. To date, we have devoted substantially all of our resources and efforts to organizing and staffing our company, business planning, executing partnerships, raising capital, discovering, identifying and developing potential product candidates, securing related intellectual property rights and conducting preclinical studies and clinical trials of our product candidates, including the ongoing clinical trials of azenosertib. We have not yet demonstrated our ability to obtain marketing approvals, manufacture a product at commercial scale or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability than it could be if we had a longer operating history.
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
We have incurred net losses in almost every reporting period since our inception, we have not generated any revenue from product sales to date, and we have financed our operations principally through private financings, our initial public offering, or IPO, and follow-on public offerings of our common stock. We incurred a net loss of $292.3 million for the year ended December 31, 2023. We had a net loss of $78.2 million and a net loss of $175.8 million for the six months ended June 30, 2024 and June 30, 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $966.8 million. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential products.

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
Our business depends entirely on the successful discovery, development and commercialization of our product candidates. We currently generate no revenues from sales of any products. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability, or any future collaborator’s ability, to achieve a number of objectives, including:
•successful and timely completion of preclinical and clinical development of our product candidates, including azenosertib and any other future product candidates, as well as meeting the associated costs, including any unforeseen costs we have incurred and may continue to incur as a result of preclinical study or clinical trial delays including due to public health emergencies, U.S. and global economic issues, such as rising inflation and interest rates, or ongoing military conflicts, among other causes;
•resolution of the partial clinical hold placed by the FDA on certain of our azenosertib clinical studies;
•if applicable, the availability or successful development of diagnostic tools for biomarkers associated with our product candidates or any other future product candidates;
•establishing and maintaining relationships with CROs and clinical sites for the clinical development, both in the United States and internationally, of our product candidates, including azenosertib, and any other future product candidates;
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities, particularly as we initiate and conduct clinical trials of, and seek marketing approval for, azenosertib and any of our other product candidates. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond our expectations if we are required by the FDA, the European Medicines Agency, or the EMA, or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. We may also incur costs related to collaborating with certain diagnostic companies for the development, manufacturing and supply of diagnostic tools for biomarkers associated with our product candidates and any future product candidates. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for any of our product candidates, including azenosertib, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We have also incurred, and expect to continue to incur, costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations.
As of June 30, 2024, we had cash and cash equivalents and marketable securities of $426.4 million. Based on current business plans, we believe that our existing cash, cash equivalents and marketable securities as of June 30, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements into mid-2026, but will not be sufficient to fund all of the activities that are necessary to complete the development of our product candidates. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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
Risks Related to the Discovery, Development and Commercialization of Our Product Candidates
We are substantially dependent on the success of our lead product candidate, azenosertib. If we are unable to resolve the partial clinical hold, complete development of, obtain approval for and commercialize azenosertib in a timely manner, our business will be harmed.

Our future success is dependent on our ability to timely complete clinical trials, obtain marketing approval for and successfully commercialize our lead product candidate, azenosertib. We are investing significant efforts and financial resources in the research and development of azenosertib, which will require additional clinical development, additional clinical, preclinical and manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA and/or comparable ex-U.S. regulatory authorities, and we may never receive such marketing approvals.
The success of azenosertib will depend on several factors, including the following:
•the successful and timely completion of our ongoing and planned clinical trials, including resolution of the partial clinical hold recently placed by the FDA on certain of our azenosertib clinical studies;
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
We do not know whether our future clinical trials will begin on time or enroll patients on time, or whether our ongoing and/or future clinical trials will be completed on schedule or at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

•the imposition of a clinical hold by the FDA, such as the partial clinical hold on certain of our azenosertib clinical studies in June 2024;
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
We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial, or by the FDA or comparable ex-U.S. regulatory authorities. Such a suspension or termination may be due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable ex-U.S. regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects resulting in the imposition of a clinical hold, such as the partial clinical hold placed by the FDA on certain of our azenosertib clinical studies in June 2024, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments will require us to resubmit our clinical trial protocols to IRBs or ethics committees for reexamination, which may impact the costs, timing or successful completion of a clinical trial.
Further, conducting clinical trials in ex-U.S. countries, as we do for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in ex-U.S. countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with ex-U.S. regulatory schemes, as well as political and economic risks relevant to such ex-U.S. countries.
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
We are developing azenosertib in combination with one or more other approved therapies to treat cancer or other diseases and may in the future develop additional product candidates in combination with other approved or unapproved therapies. If we were to experience an unexpected loss of supply of any of those approved or unapproved therapies, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or comparable ex-U.S. regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product or that safety, efficacy, manufacturing or supply issues could arise with any of those existing therapies. If the therapies we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA or comparable ex-U.S. regulatory authorities may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.

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
Any delay or failure in seeking or obtaining required approvals would have a material and adverse effect on our ability to generate revenue from the particular product candidate for which we are developing and seeking approval. Furthermore, any regulatory approval to market a drug may be subject to significant limitations on the approved uses or indications for which we may market the drug or the labeling or other restrictions. In addition, the FDA has the authority to require a REMS as part of approving a NDA or BLA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. Similar requirements exist in ex-U.S. jurisdictions. These requirements or restrictions might include limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may significantly limit the size of the market for the drug and affect reimbursement by third-party payors.
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
Patients in our ongoing and planned clinical trials may in the future suffer significant AEs or other side effects not observed in our preclinical studies or previous clinical trials. Some of our product candidates may be used as chronic therapies or be used in pediatric populations, for which safety concerns may be particularly scrutinized by regulatory agencies. In addition, if our product candidates are used in combination with other therapies, our product candidates may exacerbate AEs associated with the therapy. Patients treated with our product candidates may also be undergoing surgical, radiation, chemotherapy and other treatments, which can cause side effects or AEs that are unrelated to our product candidate, but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses.
If significant AEs or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA or other comparable regulatory authorities, or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. For example, as described above, the FDA recently placed certain of our azenosertib clinical trials on partial clinical hold following the deaths of two patients in our DENALI study. Although we believe we will be able to resolve the partial clinical hold, there is no guarantee that we will be successful in these efforts or that similar safety issues will not arise in the future.
Moreover, some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects.
Further, if any of our product candidates obtain marketing approval, toxicities associated with such product candidates not seen during clinical testing may also develop after such approval and may lead to a requirement to conduct additional clinical safety trials, additional contraindications, warnings and precautions being added to the drug label, significant restrictions on the use of the product or the withdrawal of the product from the market. We cannot predict whether our product candidates will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on preclinical studies or early-stage clinical trials.
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
Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in ex-U.S. jurisdictions must also approve the manufacturing processes, marketing, promotion and reimbursement of the product candidate in those countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.
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
•restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials by the FDA;
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
We may in the future seek accelerated approval or another form of expedited development or review for one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional confirmatory studies to verify and describe the drug’s clinical benefit. If such confirmatory studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug on an expedited basis. In addition, in December 2022, the President signed the Food and Drug Omnibus Reform Act of 2022, which, among other things, provided the FDA new statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval, and additional oversight over confirmatory trials. Under these provisions, the FDA may, among other things, require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.
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

Prior to seeking accelerated approval or another form of expedited development or review for any of our product candidates, we intend to seek feedback from the FDA or ex-U.S. regulatory authorities and will otherwise evaluate our ability to seek and receive accelerated approval or another form of expedited development or review. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA or BLA for accelerated approval or another form of expedited development, review or approval. Furthermore, if we decide to submit an application for accelerated approval or another form of expedited development, review or approval for our product candidates, there can be no assurance that such submission or application will be accepted or that any such expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable ex-U.S. regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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
Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most recently, on August 16, 2022, the IRA was signed into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap (with resulting prices for the initial ten drugs first effective 2026); imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. HHS has issued and will continue to issue guidance implementing the IRA, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

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
Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For instance, the EU General Data Protection Regulation, or GDPR, went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area, or the EEA, or in the context of our activities in the EEA. In addition, some of the personal data we process in respect of clinical trial participants is special category or sensitive personal data under the GDPR, and subject to additional compliance obligations and to local law derogations. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements, administrative penalties and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/or civil claims (including class actions). Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework, or the DPF, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We currently rely on the EU standard contractual clauses, the UK Addendum to the EU standard contractual clauses and the UK International Data Transfer Agreement, as relevant, to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third party transfers. We may also rely on individual consent to transfer personal data in certain circumstances. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes, and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.
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
We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, CMOs, suppliers and vendors may engage in misconduct or other improper activities. Misconduct by these parties could include failures to comply with FDA and other ex-U.S. authorities’ regulations, provide accurate information to the FDA or ex-U.S. regulatory authorities, comply with federal, state and ex-U.S. health care fraud and abuse laws and regulations, accurately report financial information or data, or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by these parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations.
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
A portion of our manufacturing of our lead product candidate takes place in ex-U.S. countries, including China, through third-party manufacturers. A significant disruption in the operation of those manufacturers, a trade war or political unrest in such ex-U.S. countries, including China, could materially adversely affect our business, financial condition and results of operations.
We currently contract manufacturing operations to third parties, and clinical quantities of our lead product candidate are manufactured by certain of these third parties outside the United States, including in China, and we expect to continue to use such third-party manufacturers for such product candidates. Any disruption in production or inability of our manufacturers in such ex-U.S. countries, including in China, to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of our lead product candidate. Furthermore, since these manufacturers are located outside the United States, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or ex-U.S. governments, political unrest or unstable economic conditions in such ex-U.S. countries, including in China. For example, a trade war could lead to tariffs on the chemical intermediates we use that are manufactured in China. Furthermore, in January 2024, the U.S. House of Representatives introduced the BIOSECURE Act (H.R. 7085) and the Senate advanced a substantially similar bill (S.3558), which, if passed and enacted into law, would have the potential to restrict the ability of U.S. biopharmaceutical companies to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Although we do not currently anticipate that supply of our lead product candidate will be affected by the enactment and implementation of the BIOSECURE Act, the impact of the BIOSECURE Act remains uncertain, and we are continuing to monitor this new proposed law. Any of these matters could materially and adversely affect our business and results of operations. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in the ex-U.S. countries. Future appreciation of the local currency could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines in the ex-U.S. countries, including in China.
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
We are a party to license agreements under which we are granted rights to intellectual property that are important to our business and we may enter into additional license agreements in the future. For example, our wholly owned subsidiary, ZMI, is party to a license agreement with Recurium IP under which we have an exclusive license to certain intellectual property rights, including certain intellectual property covering azenosertib.
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
We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates for preclinical studies and clinical trials under the guidance of members of our organization. We do not have long-term supply agreements, and we purchase our required supply on a purchase order basis. Furthermore, the raw materials for our product candidates are sourced, in some cases, from a single-source supplier. We currently mitigate potential supply risks for azenosertib, if any, through inventory management. If we were to experience an unexpected loss of supply of any of our product candidates or any of our future product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials.
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
•regulatory or legal developments in the United States and other countries, including the recent partial clinical hold placed by the FDA on certain azenosertib clinical trials;
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
As of June 30, 2024, our executive officers and directors, combined with our stockholders who owned more than 5% of our common stock, together with their respective affiliates, owned a significant percentage of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as matters related to our management and affairs. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
The market price of our common stock has been and may continue to be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Personnel Update
Effective August 8, 2024, Diana Hausman, M.D., has stepped down and is no longer serving as the Company’s Chief Medical Officer. The Company is conducting a search for a new Chief Medical Officer. The Company’s Chief Executive Officer, Kimberly Blackwell, M.D., will serve as the Company’s Interim Chief Medical Officer.
The foregoing information is included for the purpose of providing the disclosures required under “Item 8.01 – Other Events” of Form 8-K.
Insider Trading Arrangements and Policies.
On May 2, 2024, a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c), originally adopted on December 5, 2023 by Diana Hausman, M.D., the Company’s former Chief Medical Officer, for the sale of up to 13,244 shares of the Company’s common stock until May 31, 2025, was terminated.

On June 17, 2024, a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c), originally adopted on November 16, 2023 by Jan Skvarka, a member of the Company’s Board of Directors, for the sale of up to 11,368 shares of the Company’s common stock until December 31, 2024, was terminated.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

2.1	Plan of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.1	05/15/2020
2.2	Certificate of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.2	05/15/2020
3.1	Certificate of Incorporation of Zentalis Pharmaceuticals, Inc.	S-8	333-237593	4.1	04/07/2020
3.2	Certificate of Amendment to Certificate of Incorporation of Zentalis Pharmaceuticals, Inc., dated June 16, 2023	8-K	001-39263	3.1	06/16/2023
3.3	Amended and Restated Bylaws of Zentalis Pharmaceuticals, Inc.	8-K	001-39263	3.1	02/15/2024
10.1†	Release Agreement, dated May 6, 2024, among Zentalis Pharmaceuticals, Inc., Zeno Management, Inc., and Melissa Epperly					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data file (formatted as inline XBRL and contained in Exhibit 101)					*

*    Filed herewith.
**    Furnished herewith.

†     Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zentalis Pharmaceuticals, Inc.

Date: August 9, 2024	By:	/s/ Kimberly Blackwell, M.D.
Kimberly Blackwell, M.D.
Chief Executive Officer
(principal executive officer)
Date: August 9, 2024	By:	/s/ Cam Gallagher
Cam Gallagher
President, Interim Chief Financial Officer
(principal financial officer)