Form 10-Q
period 2024-09-30
Zentalis Pharmaceuticals, Inc.
filed 2024-11-12
CIK 1725160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 7, 2024, the registrant had 71,265,400 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “design,” “aim,” “support,” “advance,” “continue,” “goal,” “milestone,” “foreseeable,” “may prove,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

•our plans to host an investor event and share updated clinical data and a regulatory update, including plans for registration-intent studies, and the timing thereof;
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
•the timing and amounts of payments from or to our any collaborators, licensors and purchasers of assets, and the anticipated arrangements and benefits under our collaboration and license agreements, including with respect to milestones and royalties;
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
•our expectations regarding the approval and use of our product candidates;
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
•We are substantially dependent on the success of our lead product candidate, azenosertib. If we are unable to complete development of, obtain approval for and commercialize azenosertib in a timely manner, our business will be harmed.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts and par value)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$41,320	$28,038
Marketable securities, available-for-sale	349,932	454,881
Prepaid expenses and other current assets	9,018	13,799
Total current assets	400,270	496,718
Property and equipment, net	5,016	5,819
Operating lease right-of-use assets	33,403	35,916
Prepaid expenses and other assets	5,609	6,818
Goodwill	3,736	3,736
Restricted cash	2,627	2,681
Total assets	$450,661	$551,688
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,202	$14,926
Accrued expenses	46,675	54,441
Total current liabilities	54,877	69,367
Long-term lease liability	40,457	43,150
Other long-term liabilities	996	1,780
Total liabilities	96,330	114,297
Commitments and contingencies
EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 71,149,666 and 70,765,554 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	71	70
Additional paid-in capital	1,359,589	1,323,576
Accumulated other comprehensive income	1,594	2,194
Accumulated deficit	(1,006,923)	(888,556)
Total stockholders’ equity	354,331	437,284
Noncontrolling interests	—	107
Total equity	354,331	437,391
Total liabilities and stockholders’ equity	$450,661	$551,688

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
License Revenue	$—	$—	$40,560	$—
Operating Expenses
Research and development	36,824	46,765	134,795	138,033
Zentera in-process research and development	—	—	—	45,568
General and administrative	14,608	15,953	47,110	47,986
Total operating expenses	51,432	62,718	181,905	231,587
Loss from operations	(51,432)	(62,718)	(141,345)	(231,587)
Other Income (Expense)
Investment and other income (expense), net	11,247	7,209	23,332	15,769
Net loss before income taxes	(40,185)	(55,509)	(118,013)	(215,818)
Income tax expense (benefit)	(27)	31	382	(466)
Loss on equity method investment	—	—	—	16,014
Net loss	(40,158)	(55,540)	(118,395)	(231,366)
Net loss attributable to noncontrolling interests	—	(12)	(28)	(92)
Net loss attributable to Zentalis	$(40,158)	$(55,528)	$(118,367)	$(231,274)
Net loss per common share outstanding, basic and diluted	$(0.56)	$(0.79)	$(1.67)	$(3.64)
Common shares used in computing net loss per share, basic and diluted	71,111	70,612	71,017	63,601

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(40,158)	$(55,540)	$(118,395)	$(231,366)
Other comprehensive income (loss):
Unrealized income (loss) on marketable securities	1,454	(21)	(600)	994
Total comprehensive loss	(38,704)	(55,561)	(118,995)	(230,372)
Comprehensive loss attributable to noncontrolling interests	—	(12)	(28)	(92)
Comprehensive loss attributable to Zentalis	$(38,704)	$(55,549)	$(118,967)	$(230,280)

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating Activities:
Consolidated net loss	$(118,395)	$(231,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	972	1,052
Operating lease right-of-use asset and fixed asset impairment	—	4,953
Noncash consideration portion of Zentera in-process research and development	—	15,045
Loss on equity method investment	—	16,014
Share-based compensation	35,906	40,942
Loss on disposal of equipment	(13)	(4)
Non-cash impact of license revenue	(25,560)	—
Non-cash recognized mark-to-market of equity securities	(7,920)	—
Accretion of discounts on marketable securities, net	(6,605)	(8,602)
Deferred income taxes	—	(853)
Deconsolidation of Kalyra	(79)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	5,990	(5,199)
Accounts payable and accrued liabilities	(15,460)	522
Operating lease right-of-use assets and liabilities, net	6	273
Net cash used in operating activities	(131,158)	(167,223)
Investing Activities:
Purchases of marketable securities	(88,745)	(453,195)
Proceeds from maturities of marketable securities	199,700	451,207
Proceeds from sale of marketable securities	33,479	—
Proceeds from sale of property and equipment	65	—
Purchases of property and equipment	(221)	(410)
Net cash provided by (used in) investing activities	144,278	(2,398)
Financing Activities:
Proceeds from issuance of common stock, net	—	235,680
Proceeds from issuance of common stock under equity incentive plans	349	1,623
Net-settlement of restricted stock unit vesting	(241)	—
Net cash provided by financing activities	108	237,303
Net increase in cash, cash equivalents and restricted cash	13,228	67,682
Cash, cash equivalents and restricted cash at beginning of period	30,719	45,696
Cash, cash equivalents and restricted cash at end of period	$43,947	$113,378

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows for the periods presented:

	September 30,
	2024	2023
Cash and cash equivalents	$41,320	$110,751
Restricted cash	2,627	2,627
Total cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statement of Cash Flows	$43,947	$113,378
See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)

	Three Months Ended September 30, 2024

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at June 30, 2024	71,107	$71	$1,349,135	$140	$(966,765)	$382,581
Share-based compensation expense	—	—	10,362	—	—	10,362
Other comprehensive loss	—	—	—	1,454	—	1,454
Issuance of common stock in connection with restricted stock unit vesting	13	—	—	—	—	—
Shares issued under employee stock purchase plan	30	—	92	—	—	92
Net loss attributable to Zentalis	—	—	—	—	(40,158)	(40,158)
Balance at September 30, 2024	71,150	$71	$1,359,589	$1,594	$(1,006,923)	$354,331

	Nine Months Ended September 30, 2024

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2023	70,767	$70	$1,323,576	$2,194	$(888,556)	$107	$437,391
Share-based compensation expense	—	—	35,906	—	—	—	35,906
Other comprehensive loss	—	—	—	(600)	—	—	(600)
Issuance and withholding of common stock in connection with restricted stock unit vesting, net	335	1	(241)	—	—	—	(240)
Deconsolidation of Kalyra	—	—	—	—	—	(79)	(79)
Issuance of common stock upon exercise of options, net	—	—	8	—	—	—	8
Shares issued under employee stock purchase plan	48	—	340	—	—	—	340
Net loss attributable to non-controlling interest	—	—	—	—	—	(28)	(28)
Net loss attributable to Zentalis	—	—	—	—	(118,367)	—	(118,367)
Balance at September 30, 2024	71,150	$71	$1,359,589	$1,594	$(1,006,923)	$—	$354,331

	Three Months Ended September 30, 2023

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at June 30, 2023	70,604	$70	$1,295,520	$(338)	$(772,111)	$141	$523,282
Share-based compensation expense	—	—	13,867	—	—	—	13,867
Other comprehensive income	—	—	—	(21)	—	—	(21)
Issuance of common stock in connection with restricted stock unit vesting	17	—	—	—	—	—	—
Issuance of common stock upon exercise of options, net	3	—	54	—	—	—	54
Shares issued under employee stock purchase plan	17		255				255
Net loss attributable to non-controlling interest	—	—	—	—	—	(12)	(12)
Net loss attributable to Zentalis	—	—	—	—	(55,528)	—	(55,528)
Balance at September 30, 2023	70,641	$70	$1,309,696	$(359)	$(827,639)	$129	$481,897

	Nine Months Ended September 30, 2023

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2022	59,280	$59	$1,031,462	$(1,353)	$(596,365)	$221	$434,024
Share-based compensation expense	—	—	40,942	—	—	—	40,942
Other comprehensive income	—	—	—	994	—	—	994
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions and offering costs	11,033	11	235,669	—	—	—	235,680
Issuance of common stock in connection with restricted stock unit vesting	235	—	—	—	—	—	—
Issuance of common stock upon exercise of options, net	54	—	995	—	—	—	995
Shares issued under employee stock purchase plan	42	—	628	—	—	—	628
Cancellation of restricted stock awards	(3)	—	—	—	—		—
Net loss attributable to non-controlling interest	—	—	—	—		(92)	(92)
Net loss attributable to Zentalis	—	—	—	—	(231,274)	—	(231,274)
Balance at September 30, 2023	70,641	$70	$1,309,696	$(359)	$(827,639)	$129	$481,897

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
Liquidity
Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The Company determined that there are no conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that the interim unaudited condensed consolidated financial statements for the quarter ended September 30, 2024 are issued.
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
Goodwill is reviewed for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment. During the impairment review process, we consider qualitative factors to determine whether it is more likely than not the fair value of the reporting unit is less than the carrying amount, including goodwill. If we determine that it is not more likely than not that the fair value of our reporting unit is less than the carrying amount, then no additional assessment is deemed necessary. Otherwise, we proceed to compare the estimated fair values of the reporting units with the carrying values, including goodwill. If the carrying amounts of the reporting units exceed the fair values, we record an impairment loss based on the difference. We completed our most recent annual evaluation for impairment for goodwill as of September 30, 2024 using the qualitative and quantitative assessment and determined that no impairment existed, and no charges were recorded.
Significant Accounting Policies
During the nine months ended September 30, 2024 we adopted the following significant accounting policies not previously reported in the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Investments in Equity Securities
We carry investments in equity securities at fair value and record the changes in fair values in the Consolidated Statement of Operations as a component of Investment and other income, net.
Revenue Recognition and Collaborative Arrangements
The Company generates revenues from payments received under collaborative agreements and license agreements.
At contract execution, we analyze our collaborative arrangements and license agreements to assess whether both parties are active participants in the activities and are exposed to significant risks and rewards and therefore are within the scope of ASC 808, Collaborative arrangements (“ASC 808”). ASC 808 does not address the recognition and measurement of payments from collaborative arrangements and instead refers companies to use other authoritative accounting literature. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we first determine which elements of the collaboration reflect a vendor-customer relationship and therefore are within the scope of ASC 606, Revenue from Contracts with Customers. When we determine elements of a collaboration agreement do not reflect a vendor-customer relationship, we consistently apply a reasonable and rational policy election we made by analogizing to authoritative accounting literature. We evaluate the income statement classification for presentation of amounts due from or owed to other participants in a collaboration arrangement based on the nature of each separate activity.
To determine revenue recognition for contracts with customers, we perform the following five steps: (i) identify the contract(s) with the customer; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligations.

From time to time we amend our agreements. When this occurs, we are required to assess (1) if the additional goods or services are distinct from the other performance obligations in the previous agreement(s) and (2) if the goods or services are transferred at a stand-alone selling price. If we conclude the goods and/or services in the amendment are distinct from the performance obligations in the original agreement and at a stand-alone selling price, we account for the amendment as a separate agreement. If we conclude the goods and/or services are not distinct and are sold at a stand-alone selling price, we then assess whether the remaining goods or services are distinct from those already provided. If the goods and/or services are distinct from what we have already provided, then we treat the amendment as a termination of the existing contract and allocate the total remaining transaction price from the original agreement and the additional transaction price from the amendment to the remaining goods and/or services. If the goods and/or services are not distinct from what we have already provided, we update the transaction price and allocate it to the remaining performance obligations and adjust revenue previously recognized based on an updated measure of progress for the partially satisfied performance obligations.

3. Significant Transactions
Immunome
In January 2024, the Company and Immunome, Inc. (“Immunome”) entered into an exclusive, worldwide license agreement under which Immunome licensed from Zentalis ZPC-21 (now known as IM-1021), a preclinical ROR1 antibody-drug conjugate (“ADC”) and proprietary ADC technology platform (the “Immunome License Agreement”). Simultaneously, the Company and Immunome entered into a stock issuance agreement (together with the Immunome License Agreement, the “Immunome Agreements”). The upfront consideration from Immunome amounted to $40.6 million, which consisted of $15.0 million in cash and approximately 2.3 million shares (quantified using a 30-day volume average price) of Immunome common stock valued at approximately $25.6 million on the date of acquisition and presented within marketable securities, available for sale on the condensed consolidated balance sheet. Changes to the fair value of the Immunome stock are recorded as a component of investment and other income, net within the condensed consolidated statement of operations. The Company is eligible to receive up to $275.0 million in development, regulatory and sales milestones as well as tiered royalties on net sales of licensed products.
The Company determined that the Immunome Agreements fall within the scope of ASC 606, Revenue from Contracts with Customers (ASC 606) as Immunome has contracted to obtain goods and services that are an output of ordinary activities and is a customer. Furthermore, subsequent to the execution of the Immunome Agreements, the Company is no longer an active participant in the research and is no longer exposed to the significant risks and rewards of the research. Management of the Company determined there was one combined performance obligation for the Immunome Agreements and know-how given the deliverables are not distinct. The Company evaluated the performance obligation within the Immunome Agreements and determined the combined performance obligation was satisfied at a point in time with Immunome as the Immunome Agreements represents a right to use the functional intellectual property as it exists at the time of the Immunome Agreements, the customer has significant risk and rewards of ownership of the asset and the customer has accepted the asset with the transfer of know-how within the quarter ended March 31, 2024. In addition, variable consideration consisting of milestone payments was evaluated based on the Company’s analysis that the possibility of achieving any of the milestone payments was remote, and therefore determined to be constrained and excluded from the transaction price. Royalties will be recognized when the underlying sales occur based on estimates and a true-up of the estimated royalty revenue to the actual royalties earned will be recorded when royalty reports are received.
No License revenue related to the transaction price was recognized during the three months ended September 30, 2024 and 2023. During the nine months ended September 30, 2024 and 2023, the Company recognized $40.6 million and zero in License revenue related to the transaction price. During the nine months ended September 30, 2024 and 2023, the Company did not recognize revenue from milestone payments or royalties. See Note 12—Subsequent Events for disclosure of the Company’s sale of ZPC-21 and its proprietary ADC technology platform to Immunome that occurred in October 2024.

Pfizer
In April 2022, the Company and Pfizer entered into a securities purchase agreement (the “Pfizer Securities Purchase Agreement”) and the Pfizer Development Agreement relating to the Company’s product candidate, azenosertib (together with the Pfizer Securities Purchase Agreement, the “Pfizer Agreements”). As part of the Pfizer Securities Purchase Agreement, Pfizer agreed to purchase 953,834 shares of the Company’s common stock for $26.21 per share for total proceeds of $25 million.
As the Company and Pfizer are both active participants in various research activities and both parties are exposed to significant risks and rewards, the Pfizer Agreements are being accounted for under ASC 808, Collaborative arrangements. The Company considered by analogy the ASC 606 criteria for combining contracts and determined that the Pfizer Agreements should be combined into a single contract because they were negotiated and executed in contemplation of one another. Furthermore, management concluded that no parts of the Pfizer Agreements are within the scope of ASC 606, Revenue from Contracts with Customers, as Pfizer was not deemed to be a customer of research and development services. The Company determined that the Pfizer Development Agreement contained two components: (i) the parties joint development activities for azenosertib and (ii) access to the information generated in the related development activities.
The Company accounted for the common stock issued to Pfizer based on the fair market value of the common stock on the date of issuance. The fair value of the common stock issued to Pfizer was $20.8 million, based on the closing price of the Company’s common stock on the date of issuance, resulting in a $4.2 million premium. The Company determined that the premium paid by Pfizer for the common stock should be attributed to the transaction price of the Pfizer Development Agreement and accounted for as a reduction of research and development expense over the term of the anticipated research period of the project based on a percentage of total costs to be incurred. Research and development expense was reduced by $0.5 million and $0.7 million for the three and nine months ended September 30, 2023, and $0.1 million and $0.9 million for the three and nine months ended September 30, 2024, to account for the premium paid by Pfizer on the Company’s common stock.
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
Pursuant to authoritative guidance, we recorded the identifiable assets, liabilities and noncontrolling interests in Kalyra at their fair value upon initial consolidation. The identified goodwill was comprised of the workforce and expected synergies from combining the entities. Total assets and liabilities of Kalyra as of September 30, 2024 and December 31, 2023 are zero and immaterial, respectively. The liabilities recognized as a result of consolidating Kalyra did not represent additional claims on our general assets. Pursuant to the authoritative guidance, the equity interest in Kalyra not owned by Zentalis was reported as a noncontrolling interest on our condensed consolidated balance sheets.
The following is a reconciliation of equity (net assets) attributable to the noncontrolling interest (in thousands):

	September 30,	December 31,
	2024	2023
Noncontrolling interest at beginning of period	$107	$221
Net loss attributable to noncontrolling interest	(28)	(114)
Deconsolidation of Kalyra	(79)	—
Noncontrolling interest at end of period	$—	$107

5. Fair Value Measurement
Available-for-sale marketable debt securities consisted of the following (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$8,481	$1	$—	$8,482
Corporate debt securities	252,649	1,486	(18)	254,117
US government agencies	7,975	11	—	7,986
US treasury securities	79,233	142	(28)	79,347
	$348,338	$1,640	$(46)	$349,932

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$75,227	$60	$(15)	$75,272
Corporate debt securities	229,896	2,036	—	231,932
US government agencies	83,025	100	(78)	83,047
US treasury securities	64,538	103	(11)	64,630
	$452,686	$2,299	$(104)	$454,881

As of September 30, 2024, four of our available-for-sale debt securities with a fair market value of $39.5 million were in a gross unrealized loss position of $46 thousand. Four have been in a gross unrealized loss position of $46 thousand for less than one year and none have been in a gross unrealized loss position for more than one year. When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of September 30, 2024, because we do not intend to sell these securities, and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	September 30, 2024	December 31, 2023
	Estimated Fair Value
Due within one year	$260,779	$267,336
After one but within five years	89,153	187,545
	$349,932	$454,881
The Company had $0.5 million in contingent consideration liabilities as of September 30, 2024 related to the agreement to terminate its Collaboration and License Agreements with Zentera. The contingent consideration balance is limited to one potential milestone payment measured at fair value. The fair value of the contingent consideration is estimated based on the monetary value of the milestone discounted for the probability of achieving the milestone and a present value factor based on the timing of when the milestone is expected to be achieved. The value for the contingent consideration balance is based on significant inputs not observable in the market which represents Level 3 measurement within the fair value hierarchy.
The following table summarizes the financial assets and liabilities that are measured on a recurring basis at fair value as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets:
Cash equivalents:
Money market funds	$10,171	$—	$—	$10,171
Total cash equivalents:	10,171	—	—	10,171

Available-for-sale marketable securities:
Commercial paper	—	8,482	—	8,482
Corporate debt securities	—	254,117	—	254,117
US government agencies	—	7,986	—	7,986
US treasury securities	—	79,347	—	79,347
Total available-for-sale marketable securities:	—	349,932	—	349,932

Total assets measured at fair value	$10,171	$349,932	$—	$360,103
Financial liabilities:
Contingent consideration	—	—	500	500
Total financial liabilities	$—	$—	$500	$500

	December 31, 2023
	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets:
Cash equivalents:
Money market funds	$4,755	$—	$—	$4,755
Total cash equivalents:	4,755	—	—	4,755

Available-for-sale marketable securities:
Commercial paper	—	75,272	—	75,272
Corporate debt securities	—	231,932	—	231,932
US government agencies	—	83,047	—	83,047
US treasury securities	—	64,630	—	64,630
Total available-for-sale marketable securities:	—	454,881	—	454,881

Total assets measured at fair value	$4,755	$454,881	$—	$459,636
Financial liabilities:
Contingent consideration	—	—	500	500
Total financial liabilities	$—	$—	$500	$500

During the three months ended September 30, 2024, we divested 2,298,586 shares of Immunome. Our proceeds from the sale of the equity securities were approximately $33.5 million in the three and nine months ended September 30, 2024. We recorded equity investment gains of $5.7 million and $7.9 million during the three and nine months September 30, 2024.
The following significant unobservable inputs were used in the valuation of the contingent consideration payable to Zentera pursuant to the Termination Agreement at September 30, 2024:

Contingent Consideration Liability	Fair Value as of September 30, 2024	Valuation Technique	Unobservable Input	Range
	(in thousands)
Milestone payment	$500	Discounted cash flow	Likelihood of occurrence	1.0% - 2.4%
			Discount rate	40%
			Expected term	Perpetuity
The following table reflects the activity for the Company’s contingent consideration, measured at fair value using Level 3 inputs (in thousands):

Contingent consideration at December 31, 2023	500
Changes in the fair value of contingent consideration	—
Contingent consideration at September 30, 2024	$500

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2024. We had one instrument that was classified within Level 3 as of September 30, 2024. As of September 30, 2024 and December 31, 2023, no material fair value adjustments were required for non-financial assets and liabilities.
6. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Prepaid insurance	$513	$747
Prepaid software licenses and maintenance	430	691
Foreign R&D credit refund	403	500
Prepaid research and development expenses	8,121	13,640
Interest receivable	3,305	3,337
Sublease assets	659	1,471
Other prepaid expenses	1,196	231
Total prepaid expenses and other assets	14,627	20,617
Less long-term portion	5,609	6,818
Total prepaid expenses and other assets, current	$9,018	$13,799
7. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Lab equipment	$3,382	$3,069
Leasehold improvements	4,168	4,235
Office equipment and furniture	1,280	1,340
Computer equipment	143	150
Construction in progress	—	173
Subtotal	8,973	8,967
Accumulated depreciation and amortization	(3,957)	(3,148)
Property and equipment, net	$5,016	$5,819
Depreciation and amortization expense for the three months ended September 30, 2024 and 2023 was approximately $321 thousand and $348 thousand, respectively. Depreciation and amortization expense for the nine months ended September 30, 2024 and 2023 was $972 thousand and $1.1 million, respectively.

8. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued research and development expenses	$32,743	$36,261
Accrued employee expenses	10,826	14,477
Accrued general and administrative expenses	422	1,032
Lease liability	2,809	2,623
Contingent consideration	500	500
Income Taxes payable	152	281
Accrued legal expenses	219	1,047
Total accrued expenses	47,671	56,221
Less long-term portion	996	1,780
Total accrued expenses	$46,675	$54,441

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

At September 30, 2024, 10,462,700 shares were subject to outstanding awards under the 2020 Plan and 3,816,197 shares were available for future grants of share-based awards under the 2020 Plan.
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
At September 30, 2024, 2,704,400 shares were subject to outstanding awards under the 2022 Inducement Plan and 545,600 shares were available for future grants of share-based awards under the 2022 Inducement Plan.
Total share-based compensation expense related to share based awards was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development expense	$3,083	$5,854	$11,979	$17,712
General and administrative expense	7,279	8,013	23,927	23,230
Total share-based compensation expense	$10,362	$13,867	$35,906	$40,942
Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock Options	$8,357	$10,408	$27,784	$31,222
Employee Stock Purchase Plan	139	87	330	303
RSAs and RSUs	1,866	3,372	7,792	9,417
	$10,362	$13,867	$35,906	$40,942

Stock Options and Restricted Stock Units
The exercise price of stock options granted is equal to the closing price of the Company’s common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company estimates expected volatility based on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company uses the “simplified method” for estimating the expected term of employee options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years). The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not issued any dividends and does not expect to issue dividends over the life of the options. As a result, the Company has estimated the dividend yield to be zero. The fair value of the stock options granted during the nine months ended September 30, 2024 and September 30, 2023 was determined with the following assumptions:

	September 30, 2024	September 30, 2023
Expected volatility	75.3% - 78.4%	77.5% - 80.8%
Average expected term (in years)	5.9 - 6.1	5.5 - 6.1
Risk-free interest rate	3.7% - 4.6%	3.4% - 4.2%
Expected dividend yield	—%	—%
Employee Stock Purchase Plan
Effective April 2020, the Company’s Board of Directors adopted, and the Company’s stockholders approved the Zentalis Pharmaceuticals, Inc. 2020 Employee Stock Purchase Plan (the “ESPP”), which was subsequently amended and restated effective March 15, 2021. The maximum aggregate number of shares of the Company’s common stock available for issuance under the ESPP at September 30, 2024 was 1,865,179. Under the terms of the ESPP, the Company’s employees may elect to have up to 20% of their compensation, up to a maximum value of $25,000 per calendar year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lower of the fair market value per share (at closing) of the Company’s common stock on (i) the first trading day of a six-month offering period, or (ii) the applicable purchase date, defined as the last trading day of the six-month offering period. The weighted average assumptions used to estimate the fair value of stock purchase rights under the ESPP during the period ended are as follows:

Ended September 30, 2024
ESPP
Volatility	107.3%
Expected term (years)	0.5
Risk free rate	5.4%
Expected dividend yield	—
Compensation Expense Summary
Total unrecognized estimated compensation cost by type of award and the weighted average requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	September 30, 2024
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$68,108	2.41
RSUs	21,453	2.77

During the nine months ended September 30, 2024, we issued less than one thousand shares of common stock in connection with the exercises of stock options. For the nine months ended September 30, 2024, less than one thousand shares of common stock issued in conjunction with certain restricted stock awards (“RSAs”), vested. Outstanding stock options and unvested RSUs totaling approximately 11.2 million shares and 2.0 million shares of our common stock, respectively, were outstanding as of September 30, 2024.

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

Leases
Our commitments include payments related to operating leases. Approximate annual future minimum operating lease payments as of September 30, 2024 are as follows (in thousands):

Year	Operating Leases
2024 (remaining)	$1,584
2025	6,799
2026	7,278
2027	7,451
2028	7,760
Thereafter	31,019
Total minimum lease payments:	61,891
Less: imputed interest	(18,625)
Total operating lease liabilities	43,266
Less: current portion	(2,809)
Lease liability, net of current portion	$40,457
The weighted-average remaining lease term of our operating leases is approximately 8.0 years.
On March 6, 2023, we entered into a sublease agreement pursuant to which we sublet the office space located at 1359 Broadway, Suites 1710 and 1800 in New York, New York to a subtenant. For the nine months ended September 30, 2024, we recorded lease income of $1.1 million relating to our New York sublease.

11. Net Income (Loss) Per Common Share
Basic and diluted net income (loss) per common share were calculated as follows (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to Zentalis	$(40,158)	$(55,528)	$(118,367)	$(231,274)
Denominator:
Weighted average number of common shares outstanding, basic and diluted	71,111	70,612	71,017	63,601
Net loss per common share	$(0.56)	$(0.79)	$(1.67)	$(3.64)
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

	September 30,
	2024	2023
Outstanding stock options	11,214	10,260
Unvested RSAs	—	4
Unvested RSUs	1,953	1,476
	13,167	11,740

12. Subsequent Events
Immunome Asset Sale
In October 2024, the Company and Immunome entered into an asset purchase agreement, pursuant to which Immunome purchased from the Company ZPC-21 (now known as IM-1021), a preclinical ROR1 ADC, and the Company’s proprietary ADC platform technology (the “Immunome Purchase Agreement”). The assets subject to the Immunome Asset Sale Agreement were previously licensed to Immunome under the Immunome License Agreement. Simultaneously, the Company and Immunome entered into a stock issuance agreement (the “Immunome Stock Agreement”). The Company received approximately 1.8 million shares, which were valued at approximately $21.9 million on the date of issuance. The Immunome Purchase Agreement includes $5.0 million of contingent consideration due upon the achievement of developmental milestones. Pursuant to the terms of the Immunome Stock Agreement, Zentalis is obligated to hold and not sell greater than 50% of the shares until the six-month anniversary of the closing date, subject to certain exceptions. The Immunome License Agreement terminated upon the parties’ entry into the Immunome Purchase Agreement.

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
Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing small molecule therapeutics targeting fundamental biological pathways of cancers. Our lead product candidate, azenosertib (ZN-c3), is a potentially first-in-class and best-in-class WEE1 inhibitor for advanced solid tumors. Azenosertib is being evaluated as a monotherapy and in combination across multiple ongoing clinical trials. In clinical trials, azenosertib has been well tolerated and has demonstrated anti-tumor activity as a single agent across multiple tumor types and in combination with several chemotherapy backbones. As part of our azenosertib clinical development program, we are exploring enrichment strategies targeting tumors with high levels of replication stress, such as Cyclin E1 positive tumors, homologous recombination deficient tumors, and tumors with oncogenic driver mutations. We currently exclusively in-license or solely own worldwide development and commercialization rights to azenosertib.
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
Our Pipeline

The following table summarizes our product candidate pipeline:

Our Development Programs

Azenosertib (WEE1 Inhibitor)
Azenosertib is a potentially best-in-class and first-in-class oral, small molecule WEE1 inhibitor. The inhibition of WEE1, a DNA damage response kinase, drives cancer cells into mitosis without being able to repair damaged DNA, resulting in cell death and thereby preventing tumor growth and potentially causing tumor regression. Currently, there are no WEE1 inhibitors approved by the FDA. We have designed azenosertib to have advantages over other investigational therapies targeting WEE1, including superior selectivity and pharmacokinetic, or PK, properties. Azenosertib is currently being evaluated in the clinic for advanced solid tumors as a monotherapy, in combination with traditional chemotherapy and other DNA damaging agents, and in combination with molecularly targeted agents. On June 18, 2024, we disclosed that the FDA had placed certain of our azenosertib clinical trials on partial clinical hold following two deaths in the DENALI (ZN-c3-005) trial due to presumed sepsis. On September 16, 2024, we announced that the FDA had lifted the partial clinical hold and that the FDA had cleared us to resume enrollment in all ongoing azenosertib clinical studies with no changes in the clinical development plan. In January 2025, we plan to host an investor event, where we will share updated azenosertib clinical data and a regulatory update, including plans for registration-intent studies.
The following clinical trials are part of the azenosertib clinical development program:
•Clinical Trial of Azenosertib in Platinum Sensitive Ovarian Cancer (PSOC). We previously disclosed plans to initiate a clinical trial evaluating azenosertib in PSOC patients in the first-line maintenance setting.

•Monotherapy - Phase 2 Clinical Trial in Cyclin E1 Driven High-Grade Serous Ovarian Cancer, Fallopian Tube, or Primary Peritoneal Cancer (HGSOC) (DENALI - ZN-c3-005). We are evaluating azenosertib as a monotherapy in a Phase 2 clinical trial in patients with Cyclin E1 positive platinum resistant HGSOC. Our Cyclin E1 positive enrichment strategy is supported by preclinical data that showed that high Cyclin E1 protein expression sensitized cancer cells to the anti-tumor effects of azenosertib as well as preliminary retrospective clinical data that Cyclin E1 protein levels may be associated with clinical benefit from WEE1 inhibition. In addition, in April 2023, we announced preclinical data at the 2023

American Association for Cancer Research, or AACR, Annual Meeting that demonstrated that azenosertib drove cancer cell death in Cyclin E1-high tumor cells in vitro and substantially inhibited growth of Cyclin E1-high, patient derived, in vivo tumor models. On June 18, 2024, we disclosed that we had completed enrollment of Part 1b of this trial after enrolling over 100 patients.

•Monotherapy/Combination - Phase 1/2 Clinical Trial of Azenosertib as a Monotherapy and with PARP Inhibitor (PARPi) in Platinum Resistant Ovarian Cancer (PROC) (MAMMOTH - ZN-c3-006). We have evaluated azenosertib as a monotherapy and in combination with GSK plc’s, or GSK’s, PARP inhibitor, niraparib (ZEJULA®), in a Phase 1/2 clinical trial in PROC patients who have progressed on PARPi treatment as part of a clinical collaboration with GSK. This clinical study is supported by preclinical data that showed that combining azenosertib and niraparib resulted in synergistic cell killing in ovarian cancer in vivo models.

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

•Combination - Phase 1b Clinical Trial of Azenosertib and Chemotherapy in PROC (ZN-c3-002). Azenosertib has been evaluated in combination with each of paclitaxel, carboplatin, PLD, and gemcitabine in four separate cohorts in a Phase 1b clinical trial in patients with PROC. On May 25, 2023, we announced positive data from this Phase 1b clinical trial. Azenosertib was well tolerated in combination with multiple types of chemotherapy and demonstrated encouraging clinical activity, with noteworthy objective response rates, or ORRs, and median progression free survival, or mPFS, in all patients, but especially in those patients with Cyclin E1 positive tumors, a subgroup recognized to have a poor prognosis and to show relatively poor outcomes following treatment with chemotherapy. A total of 115 patients were enrolled in the study across all chemotherapy combination groups. At April 10, 2023, 94 were response evaluable. Across all dosing schedules, azenosertib plus paclitaxel demonstrated the highest ORR of 50.0% (mPFS of 7.4m; mDOR of 5.6m), followed by an ORR of 38.5% (mPFS of 8.3m; mDOR of 6.2m) for azenosertib plus gemcitabine. Azenosertib plus carboplatin demonstrated an ORR of 35.7% (mPFS of 10.4m; mDOR of 11.4m), and azenosertib plus PLD demonstrated an ORR of 19.4% (mPFS of 6.3m; mDOR of 8.3m). Of patients who had available tissue for immunohistochemistry, or IHC, 87% were Cyclin E1+ (H-score >50). Cyclin E1+ status was associated with a superior ORR and a longer mPFS across the response-evaluable patient population with IHC data (ORR of 40.0% vs 8.3%; mPFS of 9.86 vs 3.25 months; HR = 0.37; P = 0.0078), showcasing the potential synergy of WEE1 inhibition with chemotherapy in this patient population. Frequent Grade ≥3 TRAEs (%) across all azenosertib intermittent dosing groups were thrombocytopenia (27.5%), neutropenia (25.5%), anemia (15.7%), and fatigue (9.8%).

•Monotherapy - Phase 1b Dose Finding Clinical Trial in Solid Tumors (ZN-c3-001). We have evaluated azenosertib as a monotherapy in a Phase 1b dose finding clinical trial for the treatment of solid tumors. On June 6, 2023, we announced positive data from this clinical trial. As of April 24, 2023, a total of 127 heavily pretreated patients with advanced solid tumors were enrolled and received monotherapy azenosertib at doses ≥ 300 mg on either continuous daily dosing or intermittent weekly administration schedules. Across all tumor types, 74 patients received azenosertib on a continuous dosing schedule and 53 patients received azenosertib on an intermittent dosing schedule. When evaluating continuous versus intermittent at comparable clinically meaningful dose levels, the data were the following: intermittent dosing maintained safety and improved tolerability of azenosertib as compared to continuous dosing. Gastrointestinal, fatigue, and hematologic Grade 3 and 4 TRAEs were comparable or favorable versus continuous dosing. No discontinuations due to TRAEs were observed in the intermittent cohorts. Steady state exposure, as measured by AUC0-24, more than doubled at the intermittent dose of 400 mg, 5 days on, 2 days off, compared to AUC observed at 300 mg daily with continuous administration, and intermittent dosing achieved higher maximal concentration levels as compared to continuous administration. As of June 2, 2023, the confirmed ORR in the combined ovarian and USC subgroup of patients treated with intermittent dosing was 36.8% (7/19), versus 19.2% (5/26) in those who received a continuous dosing. In the response evaluable patients who received intermittent dosing azenosertib, the confirmed ORR was 50% in USC and 30.8% in ovarian cancer. 89% of ovarian cancer and USC patients who received an intermittent dosing schedule had target lesion reductions from their baseline scans. Patients in this subgroup who received an intermittent dosing schedule had a median follow up of 4.4 months, and 63% (12/19) patients remained on therapy as of June 2, 2023. On November 6, 2023, we announced updated data from this trial. Data from October 25, 2023 in the same population of patients (ovarian cancer and USC patients) that were response-evaluable on June 2, 2023, showed that there continued to be a 36.8% (7/19) ORR in these patients. As compared to the June 2, 2023 data, the median follow-up for patients in this subgroup increased to 9.2 months and the mPFS increased to 6.5 months. As of September 27, 2023, azenosertib continued to demonstrate a favorable safety and tolerability profile with additional safety-evaluable patients and longer follow-up.

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

Since inception, we have incurred significant operating losses. Our net loss was $292.3 million for the year ended December 31, 2023. We had a net loss of $118.4 million and $231.4 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. We had an accumulated deficit of $1.0 billion as of September 30, 2024. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We had cash, cash equivalents and marketable securities of $391.3 million as of September 30, 2024. We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements into mid-2026. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

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
GSK Clinical Trial Collaboration and Supply Agreement

In April 2021, we entered into a clinical trial collaboration and supply agreement with GSK under which we have evaluated the combination of azenosertib and niraparib, GSK’s poly (ADP-ribose) polymerase (PARP) inhibitor, in patients with PROC. Pursuant to this agreement, we are responsible for the conduct and cost of the relevant studies, under the supervision of a joint development committee made up of our representatives and representatives of GSK that meets quarterly. GSK is supplying niraparib for use in the collaboration, at no cost to us. We are required to provide to GSK clinical data and other reports upon completion of the study.

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
Immunome Agreements
In January 2024, we entered into an exclusive, worldwide license agreement with Immunome, or the Immunome License Agreement, under which Immunome licensed from us ZPC-21 (now known as IM-1021), a preclinical ROR1 ADC with best-in-class potential, and our proprietary ADC platform technology, or the ADC Assets. Under the terms of the deal, we received an up-front payment of $35 million in cash and Immunome common stock (with the stock valued at the trailing 30-day volume-weighted average price). In October 2024, we entered into an asset purchase agreement with Immunome, pursuant to which Immunome purchased the ADC Assets, or the Immunome Purchase Agreement. We received approximately 1.8 million shares of Immunome common stock, which was valued at approximately $21.9 million on the date of acquisition. We are also eligible to receive $5.0 million of contingent consideration upon the achievement of a developmental milestone. The Immunome License Agreement terminated upon the parties’ entry into the Immunome Purchase Agreement.
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
The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Azenosertib	$14,595	$18,941	$62,211	$45,728
Unallocated research and development expenses and discontinued programs	22,229	27,824	72,584	92,305
Total research and development expenses	$36,824	$46,765	$134,795	$138,033
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

Results of Operations
Comparison of Three Months Ended September 30, 2024 to Three Months Ended September 30, 2023
The following table summarizes our results of operations for the periods indicated, together with the changes in those items in dollars:

	Three Months Ended September 30,		Increase (Decrease)
	2024	2023
	(in thousands)
Operating Expenses
Research and development	$36,824	$46,765	$(9,941)
Zentera in-process research and development	—	—	—
General and administrative	14,608	15,953	(1,345)
Total operating expenses	51,432	62,718	(11,286)
Loss from operations	(51,432)	(62,718)	11,286
Other Income (Expense)
Investment and other income (expense), net	11,247	7,209	4,038
Net loss before income taxes	(40,185)	(55,509)	15,324
Income tax expense (benefit)	(27)	31	(58)
Loss on equity method investment	—	—	—
Net loss	(40,158)	(55,540)	15,382
Net loss attributable to noncontrolling interests	—	(12)	12
Net loss attributable to Zentalis	$(40,158)	$(55,528)	$15,370

Research and Development Expenses
Research and development, or R&D, expenses for the three months ended September 30, 2024 were $36.8 million, compared to $46.8 million for the three months ended September 30, 2023. The decrease of $9.9 million was primarily due to decreases of $5.8 million for clinical and certain translational expenses, $2.3 million for drug manufacturing and R&D supplies, and $0.8 million for consulting, in addition to a net decrease of $1.8 million related to personnel expense. These decreases were partially offset by net increases of $0.8 million of facilities, allocated and other expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2024 were $14.6 million, compared to $15.9 million during the three months ended September 30, 2023. This decrease of $1.3 million was primarily attributable to decreases of $1.1 million of consulting and outside services expense and $0.4 million of overhead and allocated expenses. This was partially offset by a net increase of $0.2 million related to personnel expense.

Investment and Other Income (Expense), Net
Investment and other income (expense), net was $11.2 million for the three months ended September 30, 2024, compared to $7.2 million for the three months ended September 30, 2023. The increase of $4.0 million was primarily driven by increases in the fair value of Immunome stock of $5.7 million and decrease of other miscellaneous, net expenses of $0.1 million. This was offset by a decrease of $1.8 million in returns on invested cash and marketable securities.
Loss on Equity Method Investment
We did not record a loss on equity method investment for the three months ended September 30, 2024 and 2023.

Comparison of Nine Months Ended September 30, 2024 to Nine Months Ended September 30, 2023
The following table summarizes our results of operations for the periods indicated, together with the changes in those items in dollars:

	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023
	(in thousands)
License Revenue	$40,560	$—	$40,560
Operating Expenses
Research and development	134,795	138,033	(3,238)
Zentera in-process research and development	—	45,568	(45,568)
General and administrative	47,110	47,986	(876)
Total operating expenses	181,905	231,587	(49,682)
Loss from operations	(141,345)	(231,587)	90,242
Other Income (Expense)
Investment and other income, net	23,332	15,769	7,563
Net loss before income taxes	(118,013)	(215,818)	97,805
Income tax expense (benefit)	382	(466)	848
Loss on equity method investment	—	16,014	(16,014)
Net loss	(118,395)	(231,366)	112,971
Net loss attributable to noncontrolling interests	(28)	(92)	64
Net loss attributable to Zentalis	$(118,367)	$(231,274)	$112,907

License Revenue
License revenue for the nine months ended September 30, 2024, was $40.6 million compared to zero for the nine months ended September 30, 2023. The increase relates to the License Agreement with Immunome entered during the three months ended March 31, 2024.
Research and Development Expenses
R&D expenses for the nine months ended September 30, 2024 were $134.8 million, compared to $138.0 million for the nine months ended September 30, 2023. The decrease of $3.2 million was primarily due to decreases of $4.9 million related to personnel expense, $4.5 million of allocated overhead expenses and $1.5 million of consulting and outside services. Additionally, expenses decreased by $0.2 million for drug manufacturing and related freight costs. These decreases were offset by increases of $4.4 million for clinical and certain translational expenses and $3.5 million from no R&D cost sharing with Zentera.
Zentera In-process Research and Development Expenses
Zentera In-process Research and Development expenses for the nine months ended September 30, 2024 were zero, compared to $45.6 million for the nine months ended September 30, 2023. The decrease was due to $45.6 million of total cash and non-cash consideration transferred to Zentera for in-process research and development during the nine months ended September 30, 2023 relating to the termination of our collaboration with Zentera.

General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2024 were $47.1 million, compared to $48.0 million during the nine months ended September 30, 2023. This decrease of $0.9 million was primarily attributable to an operating lease impairment of $5.0 million recorded during the nine months ended September 30, 2023 that did not recur during the nine months ended September 30, 2024. Additional decreases in expenses include $1.7 million in consulting and outside services, $1.1 million in facilities and depreciation related expenses and $0.4 million in insurance expenses. These reductions were offset by increases of $2.3 million in personnel expenses, of which $0.7 million was non-cash stock compensation expense and $0.5 million in lease termination charges. Additionally, costs allocated to R&D from general and administrative expenses decreased by $4.5 million.
Investment and Other Income, Net
Investment and other income, net was $23.3 million for the nine months ended September 30, 2024, compared to $15.8 million for the nine months ended September 30, 2023. The increase of $7.6 million was primarily driven by increases in the fair value of Immunome stock of $7.9 million, an increase of $0.9 million in returns on invested cash and marketable securities and $0.2 million of income from the sublease of our New York office. These amounts were partially offset by transaction and other miscellaneous expenses.
Loss on Equity Method Investment
We did not record a loss on equity method investment for the nine months ended September 30, 2024. We recorded a loss on equity method investment of $16.0 million for the nine months ended September 30, 2023, related to the divestment of our equity method investment.
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

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity securities. From inception through September 30, 2024, we raised a total of $1.2 billion in gross proceeds from the sale of shares of our common stock and convertible preferred units. As of September 30, 2024, we had $41.3 million in cash and cash equivalents, $349.9 million in marketable securities, and an accumulated deficit of $1.0 billion. We maintain the majority of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. We had no indebtedness as of September 30, 2024.

ATM Program
In May 2021, we entered into a sales agreement, or the Sales Agreement, with Leerink Partners LLC, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $200.0 million in “at-the-market” offerings, or the ATM, under our Registration Statement on Form S-3 (File No. 333-277545) filed with the U.S. Securities and Exchange Commission, or the SEC, on February 29, 2024. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act of 1933, as amended, or the Securities Act, including sales made directly through The Nasdaq Global Market or any other existing trading market for our common stock. During the quarter ended September 30, 2024, we did not sell any shares of common stock under the Sales Agreement. As of September 30, 2024, there was $200.0 million of our common stock remaining available for sale under the Sales Agreement.
Cash Flows
The following table summarizes our sources and uses of cash for the period presented:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(131,158)	$(167,223)
Net cash provided by (used in) investing activities	144,278	(2,398)
Net cash provided by financing activities	108	237,303
Net increase in cash and cash equivalents	$13,228	$67,682
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2024 was $131.2 million, consisting primarily of our net loss of $118.4 million as we incurred expenses associated with research and development activities for our product candidates and incurred general and administrative expenses, as well as changes in operating assets and liabilities of $9.5 million and by non-cash adjustments of $3.3 million.
Net cash used in operating activities for the nine months ended September 30, 2023 was $167.2 million, consisting primarily of our net loss of $231.4 million as we incurred expenses associated with research and development activities for our product candidates and incurred general and administrative expenses, and offset by non-cash adjustments of $68.6 million and changes in operating assets and liabilities of $4.4 million.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2024 of $144.3 million was attributable to proceeds of maturities of marketable securities of $199.7 million and the sale of marketable securities of $33.5 million, offset by net investment of excess cash of $88.7 million, purchases of property and equipment of $221 thousand and proceeds from sales of property and equipment of $65 thousand.
Net cash used in investing activities for the nine months ended September 30, 2023 of $2.4 million was attributable to the proceeds from maturities of marketable securities of $451.2 million, offset by net investment of excess cash of $453.2 million and purchases of property and equipment of $410 thousand.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2024 of $108.0 thousand consisted of $349 thousand provided from the issuance of common stock under equity incentive plans off-set by cash used in the net-settlement of restricted stock unit vesting of $241 thousand.
Net cash provided by financing activities for the nine months ended September 30, 2023 of $237.3 million consists of $235.7 million provided from the issuance of common stock from underwritten offerings and $1.6 million provided from the issuance of common stock from equity incentive plans.
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
As of September 30, 2024, we have $2.8 million and $40.5 million in current and long-term lease liabilities, respectively. We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements into mid-2026. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred net losses in almost every reporting period since our inception, we have not generated any revenue from product sales to date, and we have financed our operations principally through private financings, our initial public offering, or IPO, and follow-on public offerings of our common stock. We incurred a net loss of $292.3 million for the year ended December 31, 2023. We had a net loss of $118.4 million and a net loss of $231.4 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $1.0 billion. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential products.

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
As of September 30, 2024, we had cash and cash equivalents and marketable securities of $391.3 million. Based on current business plans, we believe that our existing cash, cash equivalents and marketable securities as of September 30, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements into mid-2026, but will not be sufficient to fund all of the activities that are necessary to complete the development of our product candidates. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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
Risks Related to the Discovery, Development and Commercialization of Our Product Candidates
We are substantially dependent on the success of our lead product candidate, azenosertib. If we are unable to complete development of, obtain approval for and commercialize azenosertib in a timely manner, our business will be harmed.

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
•the imposition of a clinical hold by the FDA;
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
We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial, or by the FDA or comparable ex-U.S. regulatory authorities. Such a suspension or termination may be due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable ex-U.S. regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects resulting in the imposition of a clinical hold, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments will require us to resubmit our clinical trial protocols to IRBs or ethics committees for reexamination, which may impact the costs, timing or successful completion of a clinical trial.
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

In August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap (with resulting prices for the initial ten drugs first effective in 2026); imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (which first became due in 2023, as applicable); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). For more information about the IRA and pricing regulations at the state level, see “Risks Related to Regulatory Approval and Other Legal Compliance Matters – We may face difficulties from changes to current regulations and future legislation.” below.

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
For example, in March 2010, the Affordable Care Act, or the ACA, was passed, which substantially changes the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. It is unclear how other healthcare reform measures will impact our business.
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include the American Rescue Plan Act of 2021, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.
Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most significantly, on August 16, 2022, the IRA was signed into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap (with resulting prices for the initial ten drugs first effective 2026); imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023, as applicable); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. HHS has issued and will continue to issue guidance implementing the IRA, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

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
Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies and their uses, our and our licensors’ ability to operate without infringing the proprietary rights of others, and our and our licensors' ability to successfully defend our patents, including those that we have in-licensed, against third-party challenges. If we or our licensors are unable to protect our intellectual property rights or if our intellectual property rights are inadequate for our technology or our product candidates, our competitive position could be harmed. We and our licensors generally seek to protect our proprietary position by filing patent applications in the United States and outside of the United States related to our product candidates, proprietary technologies and their uses that are important to our business. Our or our licensors’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our or our licensors’ patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents, if issued, will be infringed or will not be designed around by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our and our licensors’ proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our or our licensors’ rights or permit us or our licensors to gain or keep any competitive advantage. These uncertainties and/or limitations in our and our licensors’ ability to properly protect the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operations.
Although we in-license issued patents in the United States and ex-U.S. countries, we cannot be certain that the claims in our other U.S. pending patent applications, corresponding international patent applications and patent applications in certain ex-U.S. countries will be considered patentable by the United States Patent and Trademark Office, or USPTO, courts in the United States or by the patent offices and courts in ex-U.S. countries, nor can we be certain that the claims in our issued patents will not be found invalid or unenforceable if challenged.
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
The patent prosecution process is also expensive and time-consuming, and we or our licensors may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that we or our licensors may not identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, directed to technology that we in-license, including those which we in-license from our licensors and from third parties. We also may require the cooperation of our licensors in order to enforce the licensed patent rights, and such cooperation may not be provided. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. We cannot be certain that patent prosecution and maintenance activities by our licensors have been or will be conducted in compliance with applicable laws and regulations, which may affect the validity and enforceability of such patents or any patents that may issue from such applications. If they fail to do so, this could cause us to lose rights in any applicable intellectual property that we in-license, and as a result our ability to develop and commercialize products or product candidates may be adversely affected and we may be unable to prevent competitors from making, using and selling competing products.

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
Moreover, the scope of claims in a patent application can be significantly reduced before any claims in a patent issue, and claim scope can be reinterpreted after issuance. Even if patent applications we in-license currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we in-license may be challenged or circumvented by third parties or may be narrowed or invalidated as a result of challenges by third parties. Consequently, we do not know whether our product candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our or our licensors’ patents by developing similar or alternative technologies or products in a non-infringing manner, which could materially adversely affect our business, financial condition, results of operations and prospects.
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our in-licensed patents may not cover our product candidates or may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review, or PGR, and inter partes review, or IPR, or other similar proceedings in the USPTO or ex-U.S. patent offices challenging our patent rights. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity of our or our licensors’ patents, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensors and the patent examiner were unaware during prosecution. There is no assurance that all potentially relevant prior art relating to our patents and patent applications or those of our licensors has been found. There is also no assurance that there is not prior art of which we or licensors were or are aware of, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications or those of our licensors, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us. Such loss of in-licensed patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates. Such proceedings also may result in substantial costs and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications or those of our licensors is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

The patent protection and patent prosecution for some of our product candidates may be dependent on our licensors and third parties.
We or our licensors may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to strengthen our patent position. It is possible that defects as to form in the preparation or filing of our patents or patent applications or those of our licensors may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, written descriptions, claim scope, or requests for patent term adjustments, patent term extensions or any foreign equivalents thereof. If we or our licensors, whether current or future, fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation, prosecution, or enforcement of our in-licensed patents or patent applications, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.
As a licensee, we may rely on third parties to file and prosecute patent applications and maintain patents and otherwise protect the in-licensed intellectual property under some of our license agreements. We may not have primary control over these activities for certain of our patents or patent applications or those of our licensors and other intellectual property rights. We cannot be certain that such activities by third parties have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. Pursuant to the terms of the license agreements with some of our licensors, the licensors may have the right to control enforcement of our in-licensed patents or defense of any claims asserting the invalidity of these patents and even if we are permitted to pursue such enforcement or defense, we will require the cooperation of our licensors. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the in-licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to in-license intellectual property that we may need to operate our business. If any of our licensors or any of our future licensors or licensees or future collaborators fails to appropriately prosecute and maintain patent protection for patents covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.
In addition, even where we have the right to control patent prosecution of patents and patent applications we have acquired or in-licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensors and their counsel that took place prior to us assuming control over patent prosecution.
Our technology acquired or in-licensed from various third parties, including our licensors, may be subject to retained rights. Our licensors often retain certain rights under their agreements with us, including the right to use the underlying technology for use in fields other than the fields licensed to us or for use in noncommercial academic and research use, to publish general scientific findings from research related to the technology, and to make customary scientific and scholarly disclosures of information relating to the technology. It is difficult to monitor whether our licensors limit their use of the technology to these uses, and we could incur substantial expenses to enforce our rights to our in-licensed technology in the event of misuse.
If we are limited in our ability to utilize acquired or in-licensed technologies, or if we lose our rights to critical in-licensed technology, we may be unable to successfully develop, out-license, market and sell our products, which could prevent or delay new product introductions. Our business strategy depends on the successful development of in-licensed and acquired technologies into commercial products. Therefore, any limitations on our ability to utilize these technologies may impair our ability to develop, out-license or market and sell our product candidate.

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
Some of the intellectual property rights we have acquired or in-licensed or may acquire or license in the future may have been generated through the use of U.S. government funding and may therefore be subject to certain federal regulations. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products relating to such intellectual property. To the extent any of our future intellectual property is also generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.
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
•we or our licensors might not have been the first to make the inventions covered by the issued patents or patent application that we own or in-license;
•we or our licensors might not have been the first to file patent applications covering certain of our inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•it is possible that our licensors’ pending patent applications will not lead to issued patents;
•issued patents that we own or in-license may be held invalid or unenforceable, as a result of legal challenges by our competitors;
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
We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful. Further, our issued patents or the patents of our licensors could be found invalid or unenforceable if challenged in court.
Competitors may infringe our intellectual property rights or those of our licensors. To prevent infringement or unauthorized use, we and/or our licensors may be required to file infringement claims, which can be expensive and time-consuming. Further, our licensors may need to file infringement claims, but they may elect not file such claims. In addition, in a patent infringement proceeding, a court may decide that a patent we own or license is not valid, is unenforceable and/or is not infringed. If we or any of our licensors or potential future collaborators were to initiate legal proceedings against a third party to enforce a patent directed at one of our product candidates, the defendant could assert that such a patent is invalid, not infringed and/or unenforceable in whole or in part. In patent litigation, defendant allegations of invalidity and/or unenforceability of asserted patents are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including patent-ineligible subject matter, lack of utility, lack of novelty, obviousness or lack of written description, or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent intentionally withheld material information from the USPTO or an ex-U.S. patent office or made a misleading statement during prosecution.
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
Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ patent applications and the enforcement or defense of our or our licensors’ issued patents.
In September 2011, the Leahy-Smith America Invents Act, or Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first inventor to file” system in which, assuming that other requirements of patentability are met, the first inventor to file a patent application will be entitled to the patent regardless of whether a third party was first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013 but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to either (1) file any patent application related to our product candidates or (2) invent any of the inventions claimed in our patents or patent applications or those of our licensors.
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
As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves a high degree of technological and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time-consuming and inherently uncertain. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property and may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. We cannot predict the breadth of claims that may be allowed or enforced in our or our licensors’ patents or in third-party patents. In addition, Congress or other ex-U.S. legislative bodies may pass patent reform legislation that is unfavorable to us.
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
We or our licensors may be subject to claims challenging the inventorship or ownership of our or our licensors’ patents and other intellectual property.
We or our licensors may be subject to claims that former employees or other third parties have an ownership interest in our or our licensors’ patents or other intellectual property. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Such an outcome could have a material adverse effect on our business. Even if we or our licensors are successful in defending against such claims, litigation could result in substantial costs and distraction to management and other employees.
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
Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to the USPTO and various ex-U.S. patent offices at various points over the lifetime of our or our licensors’ patents and/or applications. We have systems in place to remind us to pay these fees, and we rely on third parties to pay these fees when due. Additionally, the USPTO and various ex-U.S. patent offices require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If such an event were to occur, it could have a material adverse effect on our business.
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
As of September 30, 2024, our executive officers and directors, combined with our stockholders who owned more than 5% of our common stock, together with their respective affiliates, owned a significant percentage of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as matters related to our management and affairs. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
Item 5. Other Information.
Insider Trading Arrangements and Policies.
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

2.1	Plan of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.1	05/15/2020
2.2	Certificate of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.2	05/15/2020
3.1	Certificate of Incorporation of Zentalis Pharmaceuticals, Inc.	S-8	333-237593	4.1	04/07/2020
3.2	Certificate of Amendment to Certificate of Incorporation of Zentalis Pharmaceuticals, Inc., dated June 16, 2023	8-K	001-39263	3.1	06/16/2023
3.3	Amended and Restated Bylaws of Zentalis Pharmaceuticals, Inc.	8-K	001-39263	3.1	02/15/2024

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

10.1†	Release Agreement, dated August 19, 2024, among Zentalis Pharmaceuticals, Inc., Zeno Management, Inc., and Diana Hausman, M.D.					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data file (formatted as inline XBRL and contained in Exhibit 101)					*

*    Filed herewith.
**    Furnished herewith.
†     Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zentalis Pharmaceuticals, Inc.

Date: November 12, 2024	By:	/s/ Kimberly Blackwell, M.D.
Kimberly Blackwell, M.D.
Chief Executive Officer, Interim Chief Medical Officer
(principal executive officer)
Date: November 12, 2024	By:	/s/ Cam Gallagher
Cam Gallagher
President, Interim Chief Financial Officer
(principal financial officer)