Form 10-K
period 2024-12-31
Zentalis Pharmaceuticals, Inc.
filed 2025-03-26
CIK 1725160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File Number: 001-39263

Zentalis Pharmaceuticals, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	82-3607803
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10275 Science Center Dr. Suite 200 San Diego, California (Address of principal executive offices)	92121 (Zip Code)
Registrant's telephone number, including area code (858) 263-4333

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	ZNTL	The Nasdaq Global Market
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $231.6 million based on the closing price of $4.09 as reported on The Nasdaq Global Market on such date. Solely for the purposes of this disclosure, shares of common stock held by executive officers, directors and certain stockholders of the registrant as of such date have been excluded because such holders may be deemed to be affiliates.
The number of shares of registrant's common stock outstanding as of March 21, 2025 was 71,811,508.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “design,” “aim,” “support,” “advance,” “on track,” “strive,” "opportunity," "upcoming," "design," or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
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
•our prioritization of azenosertib (ZN-c3) and the potential for azenosertib to be first-in-class and best-in-class;
•the ability of our clinical trials to demonstrate safety and efficacy of azenosertib and other positive results;
•the global macroeconomic environment and increased inflation and interest rates;
•our plans for, including the timing and focus of, our ongoing and future clinical trials of azenosertib, including the reporting of data from those studies and trials and the timing thereof and the timing of initiation of enrollment in our clinical trials, including DENALI Part 2 and our planned Phase 3 confirmatory study of monotherapy azenosertib in Cyclin E1+ PROC patients and our plans to enroll concurrently with DENALI Part 2b;
•the design of our clinical trials, such as for DENALI Part 2, including our estimates of the number of patients that we will enroll in our clinical trials;
•the potential benefits of the measures in the DENALI Part protocol for enhanced patient monitoring, guidance and supportive care;
•the beneficial characteristics, safety, efficacy and therapeutic effects of azenosertib;
•our and our collaborators' strategy, plans and expectations with respect to the development, manufacturing, supply, approval and commercialization of azenosertib and the timing thereof;
•the designs of our studies and the type of information and data expected from our studies and the expected benefits thereof;
•our ability to obtain and maintain any marketing authorizations and our ability to complete post-marketing requirements with respect thereto;
•the timing and amounts of payments from or to our collaborators, licensors and purchasers of assets, and the anticipated arrangements and benefits under our collaboration and license agreements, including with respect to milestones and royalties;
•our pipeline, including its potential, and our related research and development activities;
•our plans relating to a companion diagnostic to identify patients with Cyclin E1+ PROC and other potential biomarkers to identify patients, and the costs thereof;
•our plans relating to the further development of azenosertib, including program timelines, potential paths to registration, and additional indications we may pursue;
•our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms and processes on a timely basis, or at all, with third-party payors for azenosertib and any future product candidates, if approved;
•our plans to evaluate additional strategic opportunities to maximize the value of our pipeline;
•our plans to develop azenosertib in combination with other therapies, resources allowing;
•our existing collaborations and our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize azenosertib;
•timing and likelihood of success of our development and commercialization efforts;
•timing of expected milestones, and the announcement thereof;
•the broad franchise potential of azenosertib;
•the estimated size of the market opportunity for azenosertib, including the market opportunity for azenosertib in Cyclin E1+ platinum-resistant ovarian cancer ("PROC"), and our underlying assumptions thereof, including our estimate of the limited overlap between FRα-high PROC patients and those that have Cyclin E1 overexpression, and our belief that there is additional market opportunity for azenosertib outside of ovarian cancer across other solid tumors;
•our expectations regarding the approval and use of azenosertib;
•the timing or likelihood of regulatory filings and approvals;

•our ability to obtain and maintain regulatory approval of azenosertib and any future product candidates;
•our regulatory strategy, including the potential for DENALI Part 2, if successful, to support an accelerated approval for azenosertib;
•existing laws, regulations and regulatory developments, including those relating to the new U.S. presidential administration, in the United States, the European Union, or the EU, and other jurisdictions;
•our intellectual property position, including obtaining and maintaining patents, and the timing, outcome and impact of administrative, regulatory, legal and other proceedings relating to our patents and other proprietary and intellectual property rights, and the timing and resolution thereof;
•our facilities and lease commitments;
•accounting standards and estimates, their impact, and their expected timing of completion;
•cybersecurity and information security;
•expected ongoing reliance on third parties, including with respect to the development, manufacturing, supply and commercialization of azenosertib and any future product candidates;
•insurance coverage;
•estimated periods of performance of key contracts; and
•the potential need to hire personnel and our ability to attract and retain personnel, and our ability to provide competitive compensation and benefits.

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

•We are substantially dependent on the success of azenosertib, which is currently our only product candidate in clinical development. If we are unable to complete development of, obtain approval for and commercialize azenosertib in a timely manner, our business will be harmed.

•The clinical trials of azenosertib or any future product candidates may not demonstrate safety and efficacy to the satisfaction of the U.S. Food and Drug Administration, or FDA, or ex-U.S. regulatory authorities or otherwise produce positive results.

•We expect to be required by the FDA and ex-U.S. regulatory authorities to obtain approval of a companion diagnostic in connection with approval of our lead indication for azenosertib, and additional biomarkers may be required for the development and commercialization of azenosertib outside of our lead indication and for future product candidates. If regulatory approval is not obtained or there are delays in obtaining regulatory approval of any such companion diagnostic, we will not be able to commercialize azenosertib and, potentially, future product candidates, and our ability to generate product revenue will be materially impaired.

•The regulatory approval processes of the FDA and ex-U.S. regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for azenosertib or any future product candidates, we will be unable to generate product revenue and our business will be substantially harmed.

•We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.

•Our success depends on our ability to protect our intellectual property and our proprietary platform. If we are unable to adequately protect our intellectual property and our proprietary platform, or to obtain and maintain issued patents which are sufficient to protect azenosertib or any future product candidates, then others could compete against us more directly, which would negatively impact our business.

•Our existing collaborations are important to our business and future licenses may also be important to us and, if we are unable to maintain any of these collaborations, or if these arrangements are not successful, our business could be adversely affected.

•We rely, and expect to continue to rely, on third parties, including independent clinical investigators and CROs, to conduct certain aspects of our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize azenosertib or any future product candidates and our business could be substantially harmed.

•Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Claims by third parties that we infringe their proprietary rights may result in liability for damages or prevent or delay our developmental and commercialization efforts.

•The competition for qualified personnel is particularly intense in our industry. If we are unable to retain or hire key personnel, then we may not be able to sustain or grow our business when needed.

•Unfavorable U.S., global, political or economic conditions could adversely affect our business, financial condition or results of operations.

•Business interruptions could adversely affect our operations.

PART I
Item 1. Business.
Overview
We are a clinical-stage biopharmaceutical company developing azenosertib (ZN-c3), a potentially first-in-class and best-in-class WEE1 inhibitor, for patients with ovarian cancer and other tumor types. In clinical trials, azenosertib has been well tolerated and has demonstrated anti-tumor activity as a single agent across multiple tumor types. We are currently focused on advancing the clinical development of azenosertib in Cyclin E1+ platinum-resistant ovarian cancer, or PROC. We believe that our DENALI (ZN-c3-005) Part 2 clinical trial of azenosertib in patients with Cyclin E1+ PROC, if successful, has the potential to support an accelerated approval, subject to U.S. Food and Drug Administration, or FDA, review. Azenosertib also has broad franchise potential beyond Cyclin E1+ PROC. We exclusively in-license or solely own worldwide development and commercialization rights to azenosertib.
Strategy
Our strategy includes the following key components:
•Rapidly advance the clinical development of azenosertib as a monotherapy toward first regulatory approval in Cyclin E1+ PROC. We believe azenosertib has the potential to set a new standard of care in patients with Cyclin E1+ PROC. Many patients with PROC receive single-agent chemotherapy, which has modest clinical benefits. In January 2025, we disclosed a significant amount of clinical data showing an objective response rate, or ORR, of over 30% and a manageable safety profile in patients with Cyclin E1+ PROC who received azenosertib at our primary dose-of-interest, 400 mg QD 5:2 (intermittent daily dosing on a five days on, two days off dosing schedule). We plan to initiate enrollment of our DENALI Part 2 clinical trial of azenosertib in patients with Cyclin E1+ PROC in the first half of 2025 and to disclose topline data from the trial by year end 2026. DENALI Part 2, if successful, has the potential to support an accelerated approval, subject to FDA review.
•Advance the development of azenosertib outside of Cyclin E1+ PROC, as resources allow. We believe that the opportunity for azenosertib outside of Cyclin E1+ PROC is broad, and we plan to advance the clinical development of azenosertib outside of Cyclin E1+ PROC, as our resources allow. We are currently evaluating azenosertib as a monotherapy in a Phase 2 clinical trial (TETON - ZN-c3-004) in patients with uterine serous carcinoma, or USC, and plan to announce data from the trial in the first half of 2026. We are also evaluating azenosertib in combination with bevacizumab in patients with ovarian cancer in our ZN-c3-002 clinical trial. In addition, we are leveraging our extensive experience and capabilities to translate our science to advance research on additional areas of opportunity for azenosertib.
•Evaluate additional strategic opportunities to maximize the value of our pipeline. We previously entered into development collaborations for azenosertib with Pfizer Inc., GSK plc, and Dana-Farber Cancer Institute. We will continue to selectively evaluate additional collaborations for azenosertib with partners whose assets and capabilities complement our own.
Azenosertib (WEE1 Inhibitor)
Mechanism of Action
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
Cyclin E1 Expression as a Sensitive and Specific Predictive Biomarker
Cells with Cyclin E1 activation are exquisitely sensitive to WEE1 inhibition via azenosertib because Cyclin E1 activation further accelerates cancer cells into the DNA replication phase without adequate DNA repair. As a result, we have used retrospective analyses to establish Cyclin E1 as a sensitive and specific predictive biomarker that can be used to identify patients who might benefit from azenosertib. In addition, based on published retrospective analyses, Cyclin E1 alteration is a biomarker of poor prognosis and low benefit from standard-of-care single-agent chemotherapy in PROC patients.

We are working with a diagnostic partner to develop a companion diagnostic test that will identify patients with PROC that overexpress the Cyclin E1 protein using our proprietary immunohistochemistry, or IHC, cutoff. A prototype of this test is ready for use in DENALI Part 2.
Market Opportunity
In 2022, the global ovarian cancer market was approximately $3 billion, with significant growth expected over the next several years. PROC is a subset of the ovarian cancer market. Based on our analysis utilizing our IHC cutoff, we estimate that approximately 50% of PROC patients overexpress Cyclin E1 protein, which account for approximately 21,500 patients on an annual basis in the United States, EU4 (France, Germany, Italy, Spain) and the United Kingdom, based on 2024 estimates. As a result, we believe there is a large market opportunity for azenosertib in Cyclin E1+ PROC patients. Moreover, the successful launch of mirvetuximab in PROC patients with high folate receptor alpha, or FRα-high, expression underscores the demand for biomarker-directed therapies for PROC patients. The limited overlap between FRα-high PROC patients and those that have Cyclin E1 overexpression is estimated to be less than 20%, which highlights the significant unmet need in patients with Cyclin E1+ PROC.
We believe there is additional market opportunity for azenosertib outside of ovarian cancer across other solid tumor types. We are generating data from our Phase 2 TETON (ZN-c3-004) clinical trial of azenosertib in USC, which we expect to announce in the first half of 2026. We previously disclosed data from our Phase 1 ZN-c3-003 clinical trial of azenosertib in combination with gemcitabine in osteosarcoma that supported further investigation of the combination in this setting in an upcoming investigator-initiated Phase 2 trial.
Clinical Development Program
The following ongoing and planned studies constitute the current clinical development program for azenosertib:
•Monotherapy – Phase 2 Clinical Trial in PROC (DENALI - ZN-c3-005).
◦DENALI Part 1b is a single-arm study that evaluated azenosertib monotherapy at our primary dose-of-interest, 400 mg QD 5:2, in 102 patients with PROC. Tissue collection for biomarker assessment was mandated in the study and upon a retrospective analysis, approximately 50% of the patients were Cyclin E1+ per our IHC cutoff. In January and March of 2025, we announced clinical data from this study, which is described below.
◦DENALI Part 2 is designed to enroll approximately 100 patients with Cyclin E1+ PROC at the selected dose who have received one to three prior lines of therapy, or mirvetuximab soravtansine in the case of patients whose tumors are also FRα-high. We have aligned with the FDA on the design of our DENALI Part 2 study in patients with Cyclin E1+ PROC, which allows for seamless enrollment across Parts 2a and 2b. DENALI Part 2a is designed to confirm 400 mg QD 5:2 as the primary dose-of-interest by enrolling approximately 30 patients at each of two dose levels, 400 mg QD 5:2 and 300 mg QD 5:2. DENALI Part 2b is designed to enroll approximately 70 patients at a single dose, the selection of which will be informed by the Part 2a results subject to FDA feedback. We plan to initiate enrollment of DENALI Part 2 in the first half of 2025 and to disclose topline data from DENALI Part 2 by year end 2026. DENALI Part 2, if successful, has the potential to support an accelerated approval, subject to FDA review. The FDA has granted Fast Track Designation to azenosertib for the treatment of patients with PROC who are positive via Cyclin E1 IHC for protein levels.
•Monotherapy – Phase 3 Clinical Trial in Cyclin E1+ PROC. We plan to conduct a randomized Phase 3 clinical trial of azenosertib versus standard-of-care chemotherapy for the treatment of patients with Cyclin E1+ PROC designed to support a full approval of azenosertib in this setting, which we plan to enroll concurrently with DENALI Part 2b, subject to FDA feedback.
•Monotherapy – Phase 2 Clinical Trial in USC (TETON - ZN-c3-004). Azenosertib is currently being evaluated as a monotherapy in a Phase 2 clinical trial in patients with USC. The FDA granted Fast Track Designation to azenosertib in patients with advanced or metastatic USC who have received at least one prior platinum-based chemotherapy regimen for management of advanced or metastatic disease. We plan to disclose data from this trial in the first half of 2026.
•Combination – Phase 1b Clinical Trial of Azenosertib and Chemotherapy or Bevacizumab in Ovarian Cancer (ZN-c3-002). We are currently enrolling patients in an arm of our ZN-c3-002 Phase 1b clinical trial that is evaluating azenosertib in combination with bevacizumab in platinum sensitive ovarian cancer.

•Combination - Phase 1/2 Clinical Trial of Azenosertib with Encorafenib and Cetuximab (BEACON Regimen) in BRAF V600E Mutant Metastatic Colorectal Cancer (mCRC) (ZN-c3-016). ZN-c3-016 is an ongoing Phase 1/2 study that is evaluating azenosertib in combination with encorafenib and cetuximab in patients with metastatic BRAF V600E mCRC in collaboration with Pfizer. In January 2025, we announced clinical data from this trial. While the results from this trial in BRAF inhibitor naïve patients were encouraging, we decided not to advance into the dose expansion phase of the study due to resource prioritization and an evolving treatment landscape.
The following chart is a graphical representation of our current clinical development program for azenosertib:

INDICATION	TRIAL NAME + DEVELOPMENT APPROACH	PHASE 1	PHASE 2	PHASE 3
Studies for Lead Indication	**PROC** *Monotherapy*	**DENALI Part 1b**			
		DENALI Part 2a + Part 2b Registration-intent Cyclin E1+ *FDA Fast Track Designation*			
		Randomized Confirmatory Study Azenosertib vs. SOC chemo Cyclin E1+			
Other Studies Ongoing	**Uterine Serous Carcinoma** *Monotherapy*	**TETON (ZN-c3-004)** *FDA Fast Track Designation*			
	Ovarian Cancer *Combination*	**ZN-c3-002** Azenosertib + multiple chemo backbones and bevacizumab			
	BRAF Mutant Colorectal cancer *Combination*	**ZN-c3-016** Azenosertib + encorafenib and cetuximab		Pfizer	

Ongoing Study   Planned Study

Clinical Data
Our focus on advancing the clinical development of azenosertib as a monotherapy in Cyclin E1+ PROC and our continuing clinical development of azeonsertib as a monotherapy in USC is supported by the following clinical data:
DENALI Part 1b
In January 2025, we announced data from DENALI Part 1b (n=102). As of the December 2, 2024 data cutoff, in patients with Cyclin E1+ PROC tumors who were response-evaluable (patients who had at least one scan after receiving azenosertib), an ORR of 34.9% (15/43; 95% CI: 21.0 - 50.9) was observed. In the intent-to-treat patients with Cyclin E1+ PROC (patients who received at least one dose of azenosertib), the ORR was 31.3% (15/48; 95% CI: 18.7 - 46.3). As of the December 2, 2024 data cutoff, the median duration of response, or mDOR, for the intent-to-treat population was still maturing and was approximately 5.5 months (95% CI: 2.7 - not estimable).
As of the December 2, 2024 data cutoff, azenosertib was observed to have a safety and tolerability profile that is favorable compared to published data from standard-of-care single-agent chemotherapy. Treatment-related serious adverse events occurred in 22 patients (21.6%).
The most common treatment-related adverse events of special interest or clinical significance for azenosertib, were nausea (65.7% all grades; 3.9% Grade 3+), fatigue (59.8% all grades, 15.7% Grade 3+), diarrhea (50.0% all grades; 6.9% Grade 3+), thrombocytopenia (34.3% all grades; 11.8% Grade 3+), and anemia (30.4% all grades, 10.8% Grade 3+). In addition, Grade 3+ sepsis occurred in 3 patients (2.9%), Grade 3+ febrile neutropenia occurred in 3 patients (2.9%), and Grade 3+ pancytopenia occurred in 1 patient (1.0%). Treatment-related adverse events led to dose reductions in 43 patients (42.2%), dose interruptions in 60 patients (58.8%) and discontinuations in 22 patients (21.6%). There were two previously reported treatment-

related Grade 5 events in the study (2.0%). The DENALI Part 2 protocol contains measures for enhanced patient monitoring, guidance and supportive care, which could potentially improve discontinuation rates.
In March 2025 at the Society of Gynecologic Oncology 2025 Annual Meeting on Women’s Cancer, or SGO, we disclosed updated data from DENALI Part 1b reflecting a January 13, 2025 data cutoff. As of the January 13, 2025 data cutoff, the ORR in patients with Cyclin E1+ PROC tumors who were response-evaluable remained at 34.9% (15/43; 95% CI: 21.0 - 50.9). The safety and tolerability profile presented at SGO reflected treatment-related adverse events occurring in 10% or greater of patients and was consistent with the safety and tolerability profile reflected in the December 2, 2024 data cutoff, with no new safety findings. As previously disclosed in January 2025, the mDOR for the intent-to-treat population in DENALI Part 1b was still maturing. As of the January 13, 2025 data cutoff, the ongoing mDOR had increased to approximately 6.3 months (95% CI: 2.7 - not estimable). Since patients remain on study in DENALI Part 1b, the mDOR continues to mature.
MAMMOTH (ZN-c3-006) – Monotherapy
In January 2025, we announced data from the monotherapy arm of our Phase 1/2 clinical trial of azenosertib in patients with PARP-inhibitor resistant ovarian cancer. In the monotherapy arm of the study (n=61), patients who were PARPi refractory were treated with azenosertib at 300 mg QD 5:2 or 400 mg QD 5:2. As of the December 2, 2024 data cutoff, among Cyclin E1+ patients treated at the primary dose-of-interest, 400 mg QD 5:2 (n=16), an ORR of 31.3% (5/16; 95% CI: 11.0 - 58.7) and an mDOR of 4.2 months (95% CI: 3.0, not estimable) were observed, and among Cyclin E1+ patients treated at the 300 mg QD 5:2 dose level (n=14), an ORR of 21.4% (3/14; 95% CI: 4.7 - 50.8) and an mDOR of 4.9 months (95% CI: 3.0 - not estimable) were observed. The upper end of the mDOR confidence interval was not estimable due to the small number of patients and events.
As of the December 2, 2024 data cutoff, in the monotherapy arm of the MAMMOTH study at both 300mg QD 5:2 and 400mg QD 5:2 regardless of biomarker status, similar rates of treatment-related serious adverse events were observed across dose levels. There was a low rate of treatment-related Grade 3+ hematological toxicity with the majority being Grade 3 events, and only one Grade 4 febrile neutropenia event and one Grade 4 sepsis event. There was a low rate of treatment-related adverse events leading to treatment discontinuation: 16% in the 300 mg arm (n=4) and 5.6% in the 400 mg arm (n=2). There was one previously reported treatment-related Grade 5 event in the study.
ZN-c3-001
ZN-c3-001 is a Phase 1, dose-escalation study that evaluated azenosertib monotherapy in solid tumors across continuous and intermittent dosing schedules. ZN-c3-001 is fully enrolled (n=274). Greater anti-tumor activity was seen with intermittent dose schedules and in Cyclin E1+ patients.
There were 23 patients with Cyclin E1+ PROC who were dosed at intermittent schedules at total daily doses of ≥300 mg. In these patients as of the December 2, 2024 data cutoff, an ORR of 34.8% (8/23; 95% CI: 16.4 - 57.3) and an mDOR of 5.2 months (95% CI: 2.8, 6.9) were observed.
There were 11 patients with Cyclin E1+ USC who were dosed at intermittent schedules at total daily doses of ≥300 mg. In these patients as of the December 2, 2024 data cutoff, an ORR of 36.4% (4/11; 95% CI: 10.9 - 69.2) and an mDOR of 5.5 months (95% CI: 5.4, not estimable) were observed. The upper end of the mDOR confidence interval was not estimable due to the small number of patients and events.
There were 193 patients in ZN-c3-001 at total daily doses of ≥300 mg across all tumor types and regardless of biomarker status. In these patients as of the December 2, 2024 data cutoff, azenosertib was shown to be tolerable with no Grade 3+ gastrointestinal treatment-related adverse events observed and low rates of Grade 3+ hematological toxicity, with the majority of hematological toxicity events being Grade 3. In these patients, there was also a low rate of treatment-related adverse events leading to discontinuation (n=10, 5.2%). There was one previously disclosed treatment-related Grade 5 event in the study (n=1, 0.5%).
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
We have engaged CMOs to manufacture, package, label and distribute azenosertib for preclinical and clinical use. We obtain our clinical trial supplies from these CMOs on a purchase order basis and do not have long-term supply arrangements in place. Although we do not currently have contractual arrangements in place for redundant supply for each component of the supply chain for either of these product candidates, we currently mitigate potential supply risks for azenosertib through inventory management. More broadly, we intend to identify and qualify additional manufacturers to provide the raw materials, active drug substance and drug product post regulatory approval for azenosertib.
Competition
The biotechnology and pharmaceutical industries are characterized by rapid technological advancement, significant competition and an emphasis on intellectual property. While we believe that our product candidate, development capabilities, experience and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major and specialty pharmaceutical and biotechnology companies, academic research institutions, governmental agencies and public and private research institutions. Any product candidate that we successfully develop and commercialize will compete with current therapies and new therapies that may become available in the future.
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
Azenosertib
WEE1 Inhibitors
Currently, there are no WEE1 inhibitors approved by the FDA. Debiopharm has disclosed that it is clinically evaluating a WEE1 inhibitor, Debio 0123, as both a monotherapy and in combination, for the treatment of advanced solid tumors. Aprea Therapeutics, Inc., or Aprea, has disclosed that it is clinically evaluating a WEE1 inhibitor, APR-1051 (formerly ATRN-W1051). APR-1051 was originally developed by Atrin Pharmaceuticals, Inc., which was acquired by Aprea in May 2022. Aprea has disclosed that it dosed the first patient in a Phase 1 trial of APR-1051 as a monotherapy in patients with advanced solid tumors harboring defined genetic and/or molecular signatures in June 2024. Impact Therapeutics has disclosed that it is investigating IMP7068, a WEE1 inhibitor, currently in a Phase 1 trial for advanced solid tumors. Shouyao Holdings has disclosed that it is investigating SY-4835, a WEE1 inhibitor, in a Phase 1 trial for patients with advanced solid tumors. Schrödinger, Inc., or Schrödinger, has disclosed that it is evaluating multiple WEE1 inhibitors, including SGR-3515, a Wee1/Myt1 inhibitor, as potential monotherapy or combination therapy approaches for the treatment of gynecological cancers and other solid tumors. Schrödinger has disclosed that it initiated a Phase 1 study for SGR-3515 in June 2024. Acrivon Therapeutics, Inc. has disclosed that it is developing and evaluating a dual WEE1/PKMYT1 inhibitor, ACR-2316, as monotherapy for the treatment of solid tumors and initiated a Phase 1 study in October 2024. WuXi AppTec has disclosed that SC0191, a WEE1 inhibitor, is currently in Phase 1 development as a monotherapy or combination in advanced colorectal cancer. Other companies or institutions may have WEE1 inhibitors in preclinical development; however, none has publicly disclosed information or timelines for IND filing.
Other

There are also other therapies available or in development, such as CDK2 and antibody-drug conjugates against various targets, that may compete with azenosertib.
Intellectual Property
We strive to protect the proprietary technology, inventions and improvements that are commercially important to our business, including seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. We also rely on know-how and trade secret relating to our proprietary technology and product candidates and continuing innovation to develop, strengthen and maintain our proprietary position. In addition, we plan to rely on data exclusivity, market exclusivity and patent term extensions or adjustments when available. Our commercial success will depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions and improvements; to defend and enforce our proprietary rights, including any patents and trade secrets that we may own in the future; and to operate without infringing the valid and enforceable patents and other proprietary rights of third parties. Intellectual property rights may not address all potential threats to our competitive advantage.
With respect to our product candidates and processes we intend to develop and commercialize in the normal course of business, we intend, or understand that our licensors intend, to pursue patent protection covering, when possible, composition of matter, methods of use, dosing and formulations. We or our licensors also may pursue patent protection with respect to manufacturing and drug development processes and technologies. Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies. We or our licensors may not be able to obtain patent protections for our composition of matter, methods of use, dosing and formulations, manufacturing and drug development processes and technologies throughout the world. Issued patents can provide protection for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. In general, patents issued for applications filed in the United States can provide exclusionary rights for 20 years from the earliest non-provisional or PCT filing date. In addition, in certain instances, the term of an issued U.S. patent that is directed to or claims an FDA-approved product can be extended to recapture a portion of the term effectively lost due to the time spent on clinical trials and the FDA regulatory review, which is called “patent term extension.” The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The term of patents outside of the United States varies in accordance with the laws of the jurisdiction, but typically is also 20 years from the earliest non-provisional or PCT filing date plus any extensions of term that may be available under national law. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent. Patent term may be inadequate to protect our competitive position on our products for an adequate amount of time.
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

In-licensed Patents and Patent Applications
Our wholly owned subsidiary, Zeno Management, Inc., or ZMI, has exclusively in-licensed or is the owner/assignee of issued patents and patent applications directed to our technology across our pipeline in the United States and many other major jurisdictions worldwide, including Europe, Japan and China. Certain issued patents and patent applications directed to azenosertib have been exclusively in-licensed from Recurium IP Holdings, LLC, or Recurium IP. For additional information on our license agreement with Recurium IP, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—License Agreements and Strategic Collaborations" in this Annual Report.
The expected expiration dates for issued patents, or patents that may issue from any patent applications, directed to our WEE1 inhibitor program, including azenosertib, are between 2038 and 2046 plus any extensions or adjustments of term available under national law. However, there can be no assurance that any of the pending patent applications will issue. Furthermore, there can be no assurance that we will benefit from any patent term extension or favorable adjustments to the term of any of the issued patents or patents that may issue from any pending patent applications in the future. The applicable authorities, including the FDA in the United States and the U.S. Patent and Trademark Office, or USPTO, may not agree with our assessment of whether such patent term extensions or adjustments should be granted, and, if granted, they may grant more limited extensions or adjustments than we request.
Trademarks
Our trademark portfolio includes the ZENTALIS mark and the stylized “Z” mark, both of which are registered in the United States as well as in major foreign markets, including the EU, the United Kingdom, Japan and China.
Furthermore, we rely upon know-how, trade secret, continuing technological innovation and potential in-licensing opportunities to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality and invention assignment agreements with our commercial partners, collaborators, employees, and consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with an employee or a third party. These agreements may be breached, and we may not have adequate remedies for any such breach. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.
License Agreements and Strategic Collaborations
Recurium IP Holdings, LLC License Agreement
In December 2014, our wholly owned subsidiary, Zeno Pharmaceuticals, Inc., entered into a license agreement, or the Recurium Agreement, with Recurium IP, which was subsequently amended, under which Zeno Pharmaceuticals, Inc. was granted an exclusive worldwide license to certain intellectual property rights owned or controlled by Recurium IP to develop and commercialize pharmaceutical products for the treatment or prevention of disease, other than for providing pain relief. Following certain corporate restructuring disclosed elsewhere in this Annual Report on 10-K, our wholly owned subsidiary, ZMI, became the Zentalis contracting party to the Recurium Agreement. The intellectual property rights exclusively licensed by ZMI under the Recurium Agreement include certain intellectual property covering azenosertib. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—License Agreements and Strategic Collaborations" in this Annual Report for additional information.
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
Prior to beginning the first clinical trial with a product candidate in the United States, a sponsor must submit an IND to the FDA. An IND is a request for allowance from the FDA to administer an investigational new drug product to humans. The IND includes results of animal and in vitro studies assessing the toxicology, PK, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.
Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include among other things, the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, or AEs, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.
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
•Phase 3: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product labeling.
Post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of post-marketing studies, including Phase 4 studies, as a condition of approval of an NDA or BLA.
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
During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 1, at the end of Phase 2, and before an NDA/BLA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach alignment on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new drug. Alternatively, sponsors planning for a Phase 2 registration study will utilize the meetings at the end of the Phase 1 trial to discuss Phase 1 clinical results and present plans for the Phase 2 registration study that they believe will support approval of the new drug.
U.S. Review and Approval Process
Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, including results from preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA/BLA requesting approval to market the product. The submission of an NDA/BLA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. Additionally, no user fees are assessed on NDAs/BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.
The FDA conducts a preliminary review of an NDA/BLA within the first 60 days after submission, before accepting the application for filing, to determine whether it is sufficiently complete to permit a substantive review. The FDA may request additional information rather than accept an NDA/BLA for filing. In this event, the NDA/BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once filed, the FDA reviews an NDA/BLA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA/BLA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted.
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
If regulatory approval of a product is granted, such approval will be granted for a particular indication(s) and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. The FDA may also approve the NDA/BLA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA may also mandate post-marketing requirements, including one or more post-market studies and/or surveillance programs, to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.
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
Any product candidate submitted to the FDA for approval, including a product candidate with a fast track designation or breakthrough therapy designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review.
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
Accelerated Approval
In addition, depending on the design of the applicable clinical studies, a product candidate may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled confirmatory clinical trials to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit, and may require that such confirmatory clinical trials be underway prior to granting accelerated approval. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory studies in a timely manner, or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the product.
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
For purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (b) rare diseases or conditions within the meaning of the Orphan Drug Act. Under the current statutory sunset provisions, as amended by the Continuing Appropriations and Extensions Act, 2025, the FDA may only award a voucher for an approved rare pediatric disease product application if the Sponsor has a rare pediatric disease designation for the drug, and that designation was granted by December 20, 2024. After September 30, 2026, FDA may not award any rare pediatric disease priority review voucher.
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
Marketing Exclusivity
Market exclusivity provisions authorized under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application, or ANDA, or an NDA submitted under Section 505(b)(2), or 505(b)(2) NDA, submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.
The FDCA alternatively provides three years of non-patent exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to any preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of exclusivity attached to another existing patent term or period of regulatory exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials. In addition, orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances.
The Affordable Care Act, or the ACA, which was passed in March 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. Under the BPCIA, a manufacturer may submit an application for licensure of a biological product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity, and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.
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
Non-Clinical Studies and Clinical Trials
Similarly to the United States, the various phases of non-clinical and clinical research in the European Union, or EU, are subject to significant regulatory controls.
Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances and must typically be conducted in compliance with good laboratory practice, or GLP, standards. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.
Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use, or ICH, guidelines on GCPs, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. The sponsor of the trial must have an EU representative, an insurance policy, and a compensation plan for any injuries.
The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation, or CTR, repealed the EU Clinical Trials Directive and became applicable on January 31, 2022. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a clinical trials information system, which contains a centralized EU portal and database. While the EU Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR.
Medicines used in trials must be made following good manufacturing practice, or GMP. Other national and EU rules may also apply.
Marketing Authorization
In order to market our product candidates in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals. In the EU, medicinal product candidates can only be commercialized after obtaining a marketing authorization, or MA. To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit a MA application, or MAA. The process for doing this depends, among other things, on the nature of the medicinal product. We will be required to follow a “Centralized MA” process. Centralized MAs are issued by the European Commission through the centralized procedure based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and are valid throughout the EU. The centralized procedure is compulsory for certain types of medicinal products such as (i) medicinal products derived from biotechnological processes, (ii) designated orphan medicinal products, (iii) advanced therapy medicinal products, or ATMPs (such as gene therapy, somatic cell therapy and tissue engineered products) and (iv) medicinal products containing a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases or autoimmune diseases and other immune dysfunctions, and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops. The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.
Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MA, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.
Other Healthcare Laws
Pharmaceutical and medical device manufacturers are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, U.S. federal anti-kickback, fraud and abuse, false claims, consumer fraud, pricing reporting, and transparency laws and regulations as well as similar state and foreign laws in the jurisdictions outside the United States. Violation of any of such laws or any other governmental regulations that apply may result in penalties, including, without limitation, significant administrative, civil and criminal penalties, damages, fines, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and imprisonment.
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
Healthcare Reform
In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the Affordable Care Act, or the ACA, was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States.
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
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. Most significantly, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (which first became due by certain manufacturers in 2023, as applicable); and replaces the Part D coverage gap discount program with a new discounting program (which began on January 1, 2025). The Centers for Medicare & Medicaid Services has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.
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
Human Capital Management
As of December 31, 2024, Zentalis had a total of 166 employees all of whom were full-time employees. On January 28, 2025, Zentalis announced a strategic restructuring to support execution of late-stage development for azenosertib and extend its cash runway. In connection with this strategic restructuring, we disclosed our plans to reduce our workforce by approximately 40%, with the workforce reduction expected to be substantially completed in the second quarter of 2025. None of our employees is represented by labor unions or covered by any collective bargaining agreements.
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
•We have recycling protocols in our facility for both regular recyclables and lab waste.
In addition, we are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and waste.
Social
Zentalis aims to drive positive social impact, including by improving the lives of cancer patients through our therapeutics. Below are a couple of initiatives that demonstrate our focus on social impact:

•Safety. We prioritize the safety and well-being of our patients and our employees. Our employees receive annual trainings on general safety, on-site lab safety procedures, quality assurance and standard operating procedures to help ensure that we are managing risks and operating safely. We continue to evaluate our practices to address our employees' health and well-being.
•Diversity & Inclusivity. We are committed to being an equal opportunity employer and enhancing diversity and inclusivity, including diversity of thought and experience. We are proud of the diversity we have cultivated throughout the company and our management team. We intend to continue to develop our workforce in compliance with all applicable laws in an equitable fashion based on performance and merit. Our Code of Business Conduct and Ethics prohibits discrimination of any protected group, and our employees participate in regular anti-harassment training.
•Compensation and Benefits. We are dedicated to supporting a talented team and strive to offer competitive compensation, including salaries, bonuses and equity awards, and benefits in order to support our business objectives, assist in the achievement of our strategic goals and create value for our stockholders. We formally review employee performance annually and provide merit increases, bonus payments and annual equity awards, subject to achievement of certain goals. In addition to offering benefits such as medical, dental, vision, 401(k) with company matching, flexible spending for healthcare and dependent care, life insurance and both short and long-term disability, we offer work / life balance benefits and employee development opportunities. These include flexible time off, voluntary life-illness-accident insurance, wellness challenges and healthy food options onsite. We also have a variety of company-wide events designed to support camaraderie and encourage teamwork and collaboration. In 2021, we completed the first offering period under the Zentalis Pharmaceuticals, Inc. 2020 Employee Stock Purchase Plan for all full-time employees who elected to participate—a benefit we are proud to offer and that we believe helps to foster our corporate culture and encourage collaboration towards our shared business success.
Governance
Zentalis prioritizes governance systems and policies that promote fair, transparent and efficient business practices. Here are a few initiatives that demonstrate our focus on good governance:
•Our Board of Directors and Executive Leadership Team oversee all material ESG issues.
•We have employee trainings, procedures and policies in place to train our employees on data privacy and cybersecurity. Trainings take place at regular intervals and cover threats and phishing risk. We also have a defined information security incident response plan that is designed to assist Zentalis in detecting and managing cybersecurity incidents. See Part I, Item 1C. "Cybersecurity" for additional information
•We have adopted a Code of Business Conduct and Ethics, and we conduct regular trainings on a variety of related topics, including insider trading compliance and anti-harassment.
Corporate Information
We were initially formed as Zeno Pharmaceuticals, Inc., a Delaware corporation, in December 2014. In conjunction with a corporate restructuring, Zeno Pharma, LLC, a Delaware limited liability company, was formed, and in December 2017 acquired Zeno Pharmaceuticals, Inc., pursuant to a merger agreement. As a result of this merger, Zeno Pharmaceuticals, Inc. became a wholly-owned subsidiary of Zeno Pharma, LLC. In December 2019, Zeno Pharma, LLC changed its name to Zentalis Pharmaceuticals, LLC. In April 2020, in connection with our initial public offering, Zentalis Pharmaceuticals, LLC was converted to a Delaware corporation pursuant to a statutory conversion and changed its name to Zentalis Pharmaceuticals, Inc.
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
We have incurred net losses in almost every reporting period since our inception, we have not generated any revenue from product sales to date, and we have financed our operations principally through private financings, our initial public offering, or IPO, and follow-on public offerings of our common stock. We have incurred net losses of $165.9 million and $292.3 million for the years ended December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $1.1 billion. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential products.
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

Our ability to generate product revenue and achieve profitability depends significantly on our ability to achieve a number of objectives.
Our business depends entirely on the successful discovery, development and commercialization of azenosertib and any future product candidates. We currently generate no revenues from sales of any products. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate product revenue and achieve profitability depends significantly on our ability, or any future collaborator’s ability, to achieve a number of objectives, including:

•successful and timely completion of the clinical development of azenosertib as a monotherapy for the treatment of Cyclin E1+ PROC, successful and timely completion of the development of a companion diagnostic with a diagnostic partner to identify patients with Cyclin E1+ PROC, and meeting the associated costs thereof, including any unforeseen costs we have incurred and may continue to incur as a result of delays including due to public health emergencies, U.S. and global economic issues, such as rising inflation and interest rates, or ongoing military conflicts, among other causes;
•successful and timely completion of the clinical development of azenosertib for additional oncology indications and of any future product candidates, resources allowing;
•if applicable, the availability or successful development of diagnostic tools for biomarkers for any future product candidates or for additional biomarkers for azenosertib;
•establishing and maintaining relationships with CROs and clinical sites for the clinical development, both in the United States and internationally, of azenosertib and any future product candidates, resources allowing;
•timely receipt of marketing approvals from applicable regulatory authorities for azenosertib for the treatment of Cyclin E1+ PROC and, resources allowing, additional oncology indications for azenosertib and any future product candidates, in each case for which we successfully complete clinical development;
•timely receipt by our diagnostic partner of a marketing approval for a companion diagnostic to identify patients with Cyclin E1+ PROC and, if applicable, marketing approval of diagnostic tools for biomarkers for any future product candidates and any additional biomarkers for azenosertib;
•maintaining marketing approvals, including our diagnostic partner's maintaining its marketing approval of a companion diagnostic to identify patients with Cyclin E1+PROC, and making any required post-marketing approval commitments to applicable regulatory authorities;
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

We may never be successful in achieving our objectives and, even if we do, may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to maintain or further our research and development efforts, raise additional necessary capital, grow our business and continue our operations. Additionally, our current prioritization of a single product candidate means that our financial prospects are closely tied to the success of azenosertib. Any setbacks in its development or commercialization could have a material adverse effect on our financial condition and ability to continue operations.

We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. Following our strategic restructuring announced in January 2025 for which we expect to incur the associated non-recurring expenses in the first quarter of 2025, we expect an initial decrease in expenses; however, if our azenosertib development program continues to advance successfully, we expect our expenses to increase as we initiate and execute our Phase 3 confirmatory study and prepare for commercialization. Even if azenosertib or any future product candidate that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond our expectations if we are required by the FDA, the EMA, or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. We will incur costs related to collaborating with a diagnostic company for the development, manufacturing and supply of a companion diagnostic to identify patients with Cyclin E1+ PROC, and we may in the future incur costs relating to additional diagnostic tools for biomarkers associated with azenosertib and any future product candidates. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for any of our product candidates, including azenosertib, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We have also incurred, and expect to continue to incur, costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations.
As of December 31, 2024, we had cash and cash equivalents and marketable securities of $371.1 million. Based on current business plans, we believe that our existing cash, cash equivalents and marketable securities as of December 31, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements into late 2027, but will not be sufficient to fund all of the activities that are necessary to complete the development of azenosertib and any future product candidates. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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
Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are substantially dependent on the success of azenosertib, which is currently our only product candidate in clinical development. If we are unable to complete development of, obtain approval for and commercialize azenosertib in a timely manner, our business will be harmed.

Our future success is dependent on our ability to timely complete clinical trials, obtain marketing approval for and successfully commercialize our only product candidate in clinical development, azenosertib. We are investing significant efforts and financial resources in the research and development of azenosertib, which will require additional clinical development, additional clinical, preclinical and manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote any product candidate before we receive marketing approval from the FDA and/or ex-U.S. regulatory authorities, and we may never receive such marketing approvals.

The success of azenosertib will depend on several factors, including the following:
•the successful and timely completion of our ongoing and planned clinical trials;
•maintaining and establishing relationships with CROs and clinical sites for the clinical development of azenosertib both in the United States and internationally;
•the frequency and severity of AEs observed in clinical trials;
•efficacy, safety and tolerability profiles that are satisfactory to the FDA and/or any ex-U.S. regulatory authority for marketing approval;
•the timely receipt of marketing approvals from applicable regulatory authorities;
•the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•the successful development, in collaboration with our diagnostic partner, of a companion diagnostic for our lead indication for azenosertib and the availability or successful development of diagnostic tools for any additional biomarkers for azenosertib;
•the maintenance of existing or the establishment of new supply arrangements with third-party drug substance and drug product suppliers and manufacturers for clinical development of azenosertib;
•the maintenance of existing, or the establishment of new, scaled production arrangements with third-party manufacturers to obtain finished products that are appropriate for commercial sale of azenosertib, if approved, including for supplies of drugs that we are testing in combination with azenosertib;
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

We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights, and the manufacturing, marketing, distribution and sales efforts of any future collaborator. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize azenosertib or any future product candidates, which would materially harm our business. If we do not receive marketing approvals for azenosertib, or any future product candidates, we may not be able to continue our operations.

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

Collaborations involving our research programs, our product candidates and any future research programs or product candidates we may develop pose risks to us, including the following:

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
•Collaborators may be unable to maintain compliance with applicable laws, regulations and guidance, including good practice quality guidelines and regulations, including GLP, GCP, and cGMP, or similar ex-U.S. requirements or to secure approval for clinical development plans from the FDA or ex-U.S. regulatory authorities.
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

Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates beyond azenosertib. A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.
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

The regulatory approval processes of the FDA and ex-U.S. regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for azenosertib or any future product candidates, we will be unable to generate product revenue and our business will be substantially harmed.

We are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Ex-U.S. regulatory authorities impose similar requirements. The time required to obtain approval by the FDA and ex-U.S. regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Even if we eventually complete clinical testing and receive approval of any regulatory filing for our product candidates, the FDA and ex-U.S. regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested. We have not submitted for, or obtained, regulatory approval for any product candidate, and it is possible that neither azenosertib nor any product candidates we may seek to develop in the future will ever obtain regulatory approval.

Applications for our product candidates could fail to receive regulatory approval for many reasons, including the following:

•the FDA or ex-U.S. regulatory authorities may disagree with the design, implementation or results of our clinical trials;
•the FDA or ex-U.S. regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;
•the population studied in the clinical trial may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;
•the FDA or ex-U.S. regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or BLA or other submission or to obtain regulatory approval in the United States or elsewhere;
•we may be unable to demonstrate to the FDA or ex-U.S. regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;

•the FDA or ex-U.S. regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
•if the FDA or ex-U.S. regulatory authority requires approval or clearance of a companion diagnostic for a particular product candidate, which we expect to be the case for monotherapy azenosertib for the treatment of patients with Cyclin E1+ PROC, and the FDA or comparable regulatory authority does not provide such approval or clearance, then the product candidate may not be approved for marketing; and/or
•the approval policies or regulations of the FDA or ex-U.S. regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

In addition, the policies and practices of the FDA and ex-U.S. regulatory authorities with respect to clinical trials may change and additional government regulations may be enacted. For example, in recent years the FDA has issued guidance and launched programs aiming to reform and modernize the dose optimization procedures used by clinical trial sponsors during the development of oncology drugs. Since these guidelines are new and can potentially evolve during the conduct of our clinical trials, changes in the FDA’s thinking with respect to dose selection and optimization could require us to change the design of our planned or ongoing clinical trials or otherwise conduct additional preclinical, clinical or manufacturing studies beyond those we currently anticipate, which could increase our costs and/or delay the development of our product candidates. In June 2024, the FDA issued a revised draft guidance regarding the creation of diversity action plans for certain clinical trials. The purpose of this draft guidance is to provide recommendations to sponsors developing medical products on the approach for developing a Diversity Action Plan designed to improve enrollment of representative numbers of participants from underrepresented racial and ethnic populations in the United States. This guidance, if finalized, could require us to change the way we decide to enroll our planned clinical trials, which could increase our costs and/or delay the development of our product candidates.

In addition, the regulatory landscape related to clinical trials in the EU has evolved in the last few years. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR instituted a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials, including those that are ongoing, became subject to the provisions of the CTR. Compliance with the CTR requirements by us, our collaborators and third-party service providers, such as CROs, may impact our development plans.

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

The clinical trials of azenosertib or any future product candidates may not demonstrate safety and efficacy to the satisfaction of the FDA or ex-U.S. regulatory authorities or otherwise produce positive results.

Before obtaining marketing approval from the FDA or ex-U.S. regulatory authorities for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete and its ultimate outcome is uncertain. A failure of one or more clinical trials can occur at any stage of the process. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials, including that potential biomarkers, even if validated preclinically or in early-stage clinical trials, may not be functionally validated in later clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs. We cannot guarantee that the FDA or ex-U.S. regulatory authorities will interpret trial results as we do, and more trials could be required before we are able to submit applications seeking approval of our product candidates, which may require us to expend significant resources that may not be available to us and/or cause delays in our planned timelines. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.

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

We do not know whether our future clinical trials will begin on time or enroll patients on time, or whether our ongoing and/or future clinical trials will be completed on schedule or at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

•the FDA or ex-U.S. regulatory authorities disagreeing as to the design or implementation of our clinical studies;
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
•subjects choosing an alternative treatment for the indication for which a product candidate is being developed, or participating in competing clinical trials;
•lack of adequate funding to continue the clinical trial;
•subjects experiencing severe or unexpected drug-related AEs;
•occurrence of serious AEs in trials of the same class of agents conducted by other companies;
•selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;
•a facility manufacturing our product candidates or any of their components being ordered by the FDA or ex-U.S. regulatory authorities to temporarily or permanently shut down due to violations of cGMP regulations or similar ex-U.S. requirements or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
•any changes to our manufacturing process that may be necessary or desired;
•the imposition of a clinical hold by the FDA, such as the azenosertib partial clinical hold we announced in June 2024 that was lifted in September 2024 without any changes required by FDA to the azenosertib clinical development plan;
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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or ex-U.S. regulatory authorities. Such a suspension or termination may be due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or ex-U.S. regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects resulting in the imposition of a clinical hold, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments will require us to resubmit our clinical trial protocols to IRBs or ethics committees for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

Further, conducting clinical trials in ex-U.S. countries, as we do for azenosertib, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in ex-U.S. countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with ex-U.S. regulatory schemes, as well as political and economic risks relevant to such ex-U.S. countries.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or ex-U.S. regulatory authorities. The FDA or ex-U.S. regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or ex-U.S. regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or ex-U.S. regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

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

We expect to be required by the FDA and ex-U.S. regulatory authorities to obtain approval of a companion diagnostic in connection with approval of our lead indication for azenosertib, and additional biomarkers may be required for the development and commercialization of azenosertib outside of our lead indication and for future product candidates. If regulatory approval is not obtained or there are delays in obtaining regulatory approval of any such companion diagnostic, we will not be able to commercialize azenosertib and, potentially, future product candidates, and our ability to generate product revenue will be materially impaired.

We are working with a diagnostic partner to develop a companion diagnostic to identify patients with Cyclin E1+ PROC in connection with our clinical development of monotherapy azenosertib for the treatment of patients with Cyclin E1+ PROC, and we expect the FDA and ex-U.S. regulatory authorities to require approval of this companion diagnostic in connection with approval of monotherapy azenosertib for this indication. In addition, in the future, we may develop diagnostic tools for additional biomarkers for azenosertib and future product candidates for which the FDA and ex-U.S. regulatory authorities may require us or a third party collaborator to obtain marketing approval.

According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. Many ex-U.S. regulatory authorities have similar requirements as the FDA for companion diagnostics. If there is not a satisfactory companion diagnostic commercially available for a particular biomarker, which is the case for Cyclin E1+ PROC, we would be required to develop or obtain such diagnostic, which would be subject to regulatory approval requirements. The approval or clearance of a companion diagnostic as part of the therapeutic product’s further labeling limits the use of the therapeutic product to only those patients who express the specific characteristic that the companion diagnostic was developed to detect. Depending on the data from our clinical trials, we may decide to collaborate with diagnostic companies during our clinical trial enrollment process to help identify patients with characteristics that we believe will be most likely to respond to our product candidates, which we have done for our development of monotherapy azenosertib for the treatment of Cyclin E1+ PROC. The process of obtaining or creating a companion diagnostic is time consuming and costly and may not result in any future income. This could require us to raise additional funds, which could dilute our current investors or impact our ability to continue our operations in the future.

In addition, we may have difficulty in establishing or maintaining development relationship with diagnostic partners, and we will face competition from other companies in establishing and maintaining these partnerships. We face similar risks with our relationships with diagnostic partners as we face with other collaborations - see "We have and in the future may enter into collaborations with third parties for the research, development and commercialization of certain of the product candidates we may develop. If any of these collaborations is not successful, we may not be able to capitalize on the market potential of those product candidates" above for more information.

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

If we, in collaboration with our diagnostic partner, are unable to successfully develop a Cyclin E1+ PROC companion diagnostic for azenosertib, or experience delays in doing so, including delays in obtaining regulatory approvals, the development of monotherapy azenosertib for patients with Cyclin E1+ PROC will be adversely affected, which will have a material adverse effect on our business. In addition, if additional indications of azenosertib or any future product candidates require a companion diagnostic or other diagnostic tool and we, in collaboration with diagnostic partners, are unable to successfully develop such tools, or such tools are not available commercially, or we experience delays in doing so, then the development of such product candidates will be adversely affected, which could have a material adverse effect on our business.

We or our collaborators may also experience delays in developing a sustainable, reproducible and scalable manufacturing process for a companion diagnostic, such as the one our diagnostic partner is developing for identifying patients with Cyclin E1+ PROC, or in transferring that process to commercial partners, if applicable, or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing azenosertib and any future product candidates, if approved, on a timely or profitable basis, if at all.

Interim, initial, “topline,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
We may publicly disclose initial, preliminary or topline data from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the initial, topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Certain of these data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, initial, topline and preliminary data should be viewed with caution until the final data are available. For example, in January 2025, we announced monotherapy azenosertib clinical data in patients with Cyclin E1+ PROC, who were identified using a proprietary immunohistochemistry cutoff defined by retrospective tissue analysis utilizing a Cyclin E1 biomarker assay. In our DENALI Part 2 clinical trial, we plan to identify patients using our proprietary immunohistochemistry cutoff with a prospective tissue analysis utilizing the Cyclin E1 biomarker assay. If we have not identified the optimal immunohistochemistry cutoff, or if our Cyclin E1 biomarker assay does not function as it functioned previously, or if the historical correlation between retrospective tissue analysis and response rates is not replicated with prospective tissue analysis, then the clinical data we announced in January 2025 may be materially different in future studies, such as DENALI Part 2.
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
Even if approved, azenosertib and any future product candidates may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success.
Even if azenosertib and any future product candidates receive regulatory approval, they may not gain adequate market acceptance among physicians, patients, healthcare payors and others in the medical community. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:

•the efficacy and safety profile as demonstrated in clinical trials compared to alternative treatments;
•the timing of market introduction of the product candidate as well as competitive products;
•the clinical indications for which the product candidate is approved;
•if applicable (which we expect to be the case for monotherapy azenosertib in Cyclin E1+ PROC), the availability and/or reimbursement of diagnostic tools such as companion diagnostics for biomarkers associated with our product candidates or any other future product candidates;
•restrictions on the use of our product candidates, such as boxed warnings or contraindications in labeling, or a REMS, or similar risk management measures, if any, which may not be required of alternative treatments and competitor products;
•the potential and perceived advantages of the product candidate over alternative treatments;
•the cost of treatment in relation to alternative treatments;
•the availability of coverage and adequate reimbursement, as well as pricing, by third-party payors, including government authorities;
•for combination therapies, the availability of the combination product ;
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
If azenosertib or any future product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate or derive sufficient revenue from that product candidate and our financial results could be negatively impacted.
If we experience delays or difficulties in the enrollment and/or continuing participation of patients in clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
Patient enrollment is a significant factor in the timing of clinical trials, and the timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. We may not be able to initiate or continue clinical trials for azenosertib and any future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to each such trial’s conclusion as required by the FDA or ex-U.S. regulatory authorities. Additionally, certain clinical trials for future product candidates may be focused on indications with relatively small patient populations, which may further limit enrollment of eligible patients or may result in slower enrollment than we anticipate. The eligibility criteria of our clinical trials, once established, may further limit the pool of available trial participants.

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
•the risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they may be late-stage cancer patients, will not survive the full terms of the clinical trials; and
•Geopolitical changes may impact the ability to enroll in countries selected for clinical trials.
Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates and jeopardize our ability to obtain marketing approval for the sale of our product candidates. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining such patients on trial.
A fast track designation from the FDA may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive regulatory approval.
The FDA has granted fast track designation for azenosertib in (i) patients with advanced or metastatic USC who have received at least one prior platinum-based chemotherapy regimen for management of advanced or metastatic disease, and (ii) for the treatment of patients with platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer who are positive via Cyclin E1 immunohistochemistry for protein levels, and we intend to seek such designation for some or all of our other product candidates when applicable. The fast track program is intended to expedite or facilitate the process for reviewing new product candidates that meet certain criteria. Specifically, drugs and biologic are eligible for fast track designation if they are intended, alone or in combination with one or more drugs or biologics, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA or BLA is submitted, the application may be eligible for priority review. An NDA or BLA submitted for a fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the NDA or BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.
The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even where we do receive fast track designation for any of our product candidates, such product candidates may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may also withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Furthermore, such a designation does not increase the likelihood that azenosertib or any other product candidate that may be granted fast track designation will receive regulatory approval in the United States. Many product candidates that have received fast track designation have ultimately failed to obtain approval.

We are developing azenosertib in combination with other therapies, which exposes us to additional risks.

We are developing azenosertib in combination with one or more other approved therapies to treat cancer and may in the future develop azenosertib or additional product candidates in combination with other approved or unapproved therapies. If we were to experience an unexpected loss of supply of any of those approved or unapproved therapies, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or ex-U.S. regulatory authorities could revoke approval of the therapy used in combination with our product or that safety, efficacy, manufacturing or supply issues could arise with any of those existing therapies. If the therapies we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA or ex-U.S. regulatory authorities may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.

In the event we evaluate azenosertib or other future product candidates in combination with one or more therapies that have not yet been approved for marketing by the FDA or ex-U.S. regulatory authorities, we will not be able to market and sell any product candidate we develop in combination with an unapproved therapy for a combination indication if that unapproved therapy does not ultimately obtain marketing approval either alone or in combination with our product candidate. In addition, unapproved therapies face the same risks described herein with respect to product candidates currently in development and clinical trials, including the potential for serious adverse effects, delay in their clinical trials and lack of regulatory approval.

If the FDA or ex-U.S. regulatory authorities do not approve these other drugs or revoke their approval of, or if safety, efficacy, quality, manufacturing or supply issues arise with, the drugs we choose to evaluate in combination with our product candidate we develop, we may be unable to obtain approval of or market such combination therapy.
If the market opportunity for azenosertib or any future product candidate that we or our strategic partners develop is smaller than we believe, our revenue may be adversely affected and our business may suffer.
Our projections of addressable patient populations that may benefit from treatment with azenosertib and any future projections we may make with respect to any future product candidates are based on our estimates. These estimates, which have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations and market research, may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these indications. Additionally, the potentially addressable patient population for azenosertib and any future product candidates may not ultimately be amenable to treatment with such product candidate. Our market opportunity may also be limited by future competitor treatments that enter the market. If any of our estimates proves to be inaccurate, the market opportunity for such product candidate that we or our strategic partners develop could be significantly diminished and have an adverse material impact on our business.
We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.
The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products, product candidates and processes competitive with our product candidates. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the indications for which we are currently developing azenosertib and for the indications for which we may attempt to develop azenosertib and any future product candidates. In addition, our products may need to compete with off-label drugs used by physicians to treat the indications for which we seek approval. This may make it difficult for us to replace existing therapies with our products.
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
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe effects, are more convenient, have a broader label, are marketed more effectively, are reimbursed or are less expensive than any products that we may develop. Our competitors also may obtain marketing approval from the FDA or ex-U.S. regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Even if the product candidates we develop achieve marketing approval, they may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical. If we are unable to compete effectively, our opportunity to generate revenue from the sale of our products we may develop, if approved, could be adversely affected.
We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we focus on product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on and current prioritization of azenosertib, and any future product candidates for specific indications, may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.
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
Our business exposes us to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA or other regulatory authority investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs. FDA or other regulatory authority investigations could potentially lead to a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources and substantial monetary awards to trial participants or patients. We currently have product liability insurance that we believe is appropriate for our stage of development and may need to obtain higher levels prior to marketing any of our product candidates, if approved. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have an adverse effect on our business and financial condition. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, may apply to diagnostic tools, such as companion diagnostics, that we or our collaborators develop.
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
There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, for example, principal decisions about reimbursement for new products are typically made by CMS, an agency within HHS. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.
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
In August 2022, IRA was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discount program (beginning in 2025). CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation. For more information about the IRA and pricing regulations at the state level, see “Risks Related to Regulatory Approval and Other Legal Compliance Matters – We may face difficulties from changes to current regulations and future legislation.” below.
Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as azenosertib and any of our future product candidates, if approved. In many countries, particularly the member states of the EU, medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing authorization. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, product prices under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products, but monitor and control company profits. Additional ex-U.S. price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.
If we are unable to establish or sustain coverage and adequate reimbursement for azenosertib or any future product candidates, if approved, from third-party payors, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those product candidates, if approved. Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Additionally, we or our collaborators may develop diagnostic tests, including companion diagnostic tests, for use with azenosertib or any of our future product candidates, such as the companion diagnostic test being developed by our diagnostic collaborator to identify patients with Cyclin E1+ PROC relating to our development of monotherapy azenosertib for patients with Cyclin E1+ PROC. Companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical products, will apply to companion diagnostics. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize any product candidates that we develop.
Risks Related to Regulatory Approval and Other Legal Compliance Matters
We may be unable to obtain U.S. or ex-U.S. regulatory approvals and, as a result, may be unable to commercialize azenosertib or any future product candidates.
Azenosertib and any future product candidates we may develop are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process must be successfully completed in the United States and in many ex-U.S. jurisdictions before a new drug can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. We cannot provide any assurance that azenosertib or any future product candidate we may develop will progress through required clinical testing and obtain the regulatory approvals necessary for us to begin selling them.
We have not conducted, managed or completed large-scale or pivotal clinical trials nor managed the regulatory approval process with the FDA or any other regulatory authority. The time required to obtain approvals from the FDA and other regulatory authorities is unpredictable, and requires successful completion of extensive clinical trials which typically takes many years, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its ex-U.S. counterparts use when evaluating clinical trial data can change during drug development, which makes it difficult to predict with any certainty how they will be applied. In addition, the FDA and its ex-U.S. counterparts may require approval or clearance of a companion diagnostic for a particular product candidate and may not approve the product candidate for marketing if such regulatory authority does not approve or clear the companion diagnostic. For example, we expect the FDA and its ex-U.S. counterparts to require regulatory approval of the companion diagnostic test being developed by our diagnostic collaborator to identify patients with Cyclin E1+ PROC relating to our development of monotherapy azenosertib for patients with Cyclin E1+ PROC. We may also encounter unexpected delays or increased costs due to new government regulations, including future legislation or administrative action, or changes in FDA or ex-U.S. regulatory authorities policy during the period of drug development, clinical trials and FDA or ex-U.S. regulatory authorities regulatory review.
Any delay or failure in seeking or obtaining required approvals would have a material and adverse effect on our ability to generate revenue from the particular product candidate for which we are developing and seeking approval. Furthermore, any regulatory approval to market a drug may be subject to significant limitations on the approved uses or indications for which we may market the drug or the labeling or other restrictions. In addition, the FDA has the authority to require a REMS as part of approving an NDA or BLA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. Similar requirements may exist in ex-U.S. jurisdictions. These requirements or restrictions might include limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may significantly limit the size of the market for the drug and affect reimbursement by third-party payors.
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
Azenosertib or any future product candidates may cause significant AEs, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could inhibit regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.
As is the case with pharmaceuticals generally, it is likely that there may be side effects and AEs associated with our product candidates’ use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or ex-U.S. regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
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
If significant AEs or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA or ex-U.S. regulatory authorities, or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects.
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

The FDA and ex-U.S. regulatory authorities may not accept data from trials conducted in locations outside of their jurisdiction.

We are conducting international clinical trials for azenosertib and may in the future conduct international clinical trials for other product candidates. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or ex-U.S. regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from ex-U.S. clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of ex-U.S. data alone unless i) the data are applicable to the U.S. population and U.S. medical practice; ii) the trials were performed by clinical investigators of recognized competence and pursuant to current GCP requirements; and iii) the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA's clinical trial requirements, including the adequacy of the patient population studied and statistical powering, must be met. Furthermore, even where the ex-U.S. study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many ex-U.S. regulatory authorities have similar approval requirements. In addition, such ex-U.S. trials would be subject to the applicable local laws of the ex-U.S. jurisdictions where the trials are conducted. There can be no assurance that the FDA or any ex-U.S. regulatory authority will accept data from trials conducted outside of its applicable jurisdiction. If the FDA or any ex-U.S. regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction.
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
Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or ex-U.S. regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, AE reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with cGMPs or similar ex-U.S. requirements and GCP for any clinical trials that we conduct post-approval. In addition, CMOs and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations or similar ex-U.S. requirements and standards. If we or a regulatory agency discover previously unknown problems with a product, such as AEs of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA and ex-U.S. regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

•delays in or the rejection of product approvals;
•restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials by the FDA or ex-U.S. regulatory authorities;
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

The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate product revenue and could require us to expend significant time and resources in response and could generate negative publicity.
The FDA’s and ex-U.S. regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad.
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

Changes and/or disruptions at the FDA, the SEC and other government agencies, including as a result of the new presidential administration, funding shortages or global health concerns could prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA and other regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes, changes in presidential administrations, and other events that may otherwise affect the FDA’s and ex-U.S. regulatory authorities’ ability to perform routine functions. Average review times at the FDA and ex-U.S. regulatory authorities have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

Separately, in response to COVID-19, the FDA postponed most inspections of domestic and ex-U.S. manufacturing facilities at various points. If a prolonged government shutdown occurs, if renewed global health concerns prevent the FDA or other regulatory authorities from conducting their regular reviews or other regulatory activities, or if there are delays and slowdowns caused by reductions in force of government employees or for other reasons, it could significantly impact the ability of the FDA or ex-U.S. regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

If we are unable to obtain accelerated approval or any other form of expedited development or review from the FDA or ex-U.S. regulatory authorities, we may be required to conduct additional clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.

We plan to seek accelerated approval from the FDA for monotherapy azenosertib for the treatment of Cyclin E1+ PROC, subject to supportive clinical data and FDA review. In addition, we may in the future seek accelerated approval or another form of expedited development or review for azenosertib in another indication or future product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional confirmatory studies to verify and describe the drug’s clinical benefit. If such confirmatory studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug on an expedited basis. In addition, in December 2022, the former President signed the Food and Drug Omnibus Reform Act of 2022, which, among other things, provided the FDA statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval, and additional oversight over confirmatory trials. Under these provisions, the FDA may, among other things, require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.

In the EU, under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use may perform an accelerated assessment of a marketing authorization application. Applicants requesting an accelerated assessment procedure must justify that the product candidate is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. Conditional approval is also available in the EU, which is similar to the FDA's accelerated approval program.

Prior to seeking accelerated approval or another form of expedited development or review for any of our product candidates, we intend to seek feedback from the FDA or ex-U.S. regulatory authorities and will otherwise evaluate our ability to seek and receive accelerated approval or another form of expedited development or review. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA or BLA, whichever is applicable, for accelerated approval or another form of expedited development, review or approval. Furthermore, if we decide to submit an application for accelerated approval or another form of expedited development, review or approval for our product candidates, there can be no assurance that such submission or application will be accepted or that any such expedited development, review or approval will be granted on a timely basis, or at all. The FDA or ex-U.S. regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

We may face difficulties from changes to current regulations and future legislation.

Existing regulatory policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates and affect our ability to profitably sell our products for which we receive approval. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, including by executive order, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.
New and changing laws and regulations, including by executive order, may also create uncertainty about how such laws and regulations will be interpreted and applied. If the Company is found to have violated laws and regulations, it could materially adversely affect the Company’s business, results of operations and financial condition.

For example, in March 2010, the ACA was passed, which substantially changes the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. It is unclear how other healthcare reform measures will impact our business.

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most significantly, on August 16, 2022, the IRA was signed into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023, as applicable); and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent fifteen drugs that will be subject to negotiation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Each year thereafter, more Part B and Part D products will become subject to the HHS price negotiation program, although the program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have also enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states.

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
In addition, new and changing laws, regulations, executive orders and other governmental actions, particularly from the new presidential administration, may also create uncertainty about how laws and regulations will be interpreted and applied. Regulatory changes and other actions that materially affect our business may be announced with little or no advance notice, and we may be unable to effectively mitigate all adverse impacts from such measures. Differing interpretations of such legal obligations can expose us to significant fines, government investigations, litigation and reputational harm. If we are found to have violated laws, regulations, or executive orders, it could materially adversely affect our business, reputation, results of operations and financial condition.
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

In addition, we selectively use artificial intelligence, or AI, in our business. The regulatory framework for AI is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of AI. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.
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
In addition, our products and activities may be subject to U.S. and ex-U.S. export controls, trade sanctions, tariffs and import laws and regulations. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or products targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export our products to existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell access to our products would likely adversely affect our business.
Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business
Our success is highly dependent on our ability to attract and retain highly skilled executive officers and employees.
To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management and scientific and medical staff. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements or otherwise address the loss in a timely manner. The competition for qualified personnel in the biotechnology field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the future success of our business. We could in the future have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.
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
In addition, losing employees, including as a result of a workforce reduction such as the one announced in January 2025, subjects us to a number of risks, including the failure to transition responsibilities and tasks, the need to adapt or create systems and processes, the impact on corporate culture, and the loss of historical knowledge.

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

In order to successfully implement our long-term plans and strategies, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.

In order to successfully implement our long-term development and commercialization plans and strategies, and as we continue to operate as a public company, we expect to need additional managerial, operational, sales, marketing, financial, legal, compliance and other personnel in the long term. Future growth would impose significant added responsibilities on members of management, including:

•identifying, recruiting, integrating, maintaining and motivating additional employees;
•managing our internal development efforts effectively, including the clinical, FDA and ex-U.S. regulatory agencies’ review process for our product candidates, while complying with any contractual obligations to contractors and other third parties we may have; and
•improving our operational, financial and management controls, reporting systems and procedures.

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

If we are not able to effectively expand our organization if and when we need to by hiring new employees and/or engaging additional third party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. If such an event were to occur and cause interruptions in our operations or result in the unauthorized acquisition of or access to our Confidential Information, it could result in a material disruption of our drug development programs. Some federal, state and ex-U.S. government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of Confidential Information, we could be exposed to litigation and governmental investigations, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws.

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
Ex-U.S. pricing, drug marketing and reimbursement regulations may materially affect our ability to market and receive coverage for our products in the European member states.
We may seek approval to market our product candidates in both the United States and in selected ex-U.S. jurisdictions. If we obtain approval in one or more ex-U.S. jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some ex-U.S. countries, particularly those in the EU, the pricing of drugs is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future healthcare reform measures.

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

Our results of operations could be adversely affected by general conditions in the U.S. and global economy and in the U.S. and global financial markets. For example, the recent global economic downturn has caused rising inflation and interest rates and has led to extreme volatility and disruptions in the capital and credit markets. A worsening or prolonged economic downturn or recession could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, and cause the prices of our supplies to increase or cause our customers to delay making payments for our services. In addition, current military conflicts and/or civil unrest could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions have and may in the future be initiated by nations including the United States, the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Increasing scrutiny and changing expectations from governments and other stakeholders with respect to ESG policies and practices may cause us to incur additional costs or expose us to additional risks.

There has been increasing public focus and scrutiny from investors, patients, activists, the media, governmental and nongovernmental organizations, and other stakeholders on a variety of environmental, social and related matters, including diversity and inclusion practices. Expectations regarding ESG continues to evolve rapidly. A failure, or perceived failure, to respond to related expectations could subject us to litigation or activism, cause harm to our business and reputation and have a negative impact on the market price of our securities. Additionally, we may be subject to new or varied laws or regulations which could result in new or more stringent forms of ESG oversight and disclosures, which may lead to increased expenditures for compliance or otherwise impact our business, including risk of fines, investigation and litigation.
Business interruptions could adversely affect our operations.

Our operations are vulnerable to interruption by fire, severe weather conditions, power loss, telecommunications failure, terrorist activity, public health crisis and pandemic diseases, natural disasters, man-made disasters or events beyond our control. Our facilities are located in regions that experience severe weather from time to time. We have not undertaken a systematic analysis of the potential consequences to our business and financial results due to hurricane, tornado, flood, fire, earthquake, landslide, other severe weather events, power loss, terrorist activity, public health crisis, pandemic diseases or other disasters, and do not have a comprehensive recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2024, we have U.S. federal and state net operating losses, or NOL, carryforwards of approximately $404.2 million and $212.4 million, respectively. The federal NOL carryforwards generated prior to January 1, 2018 begin to expire in 2035. The federal NOL generated after 2017 of $390.0 million can be carried forward indefinitely and be available to offset up to 80% of our taxable income in future periods. This limitation may require us to pay U.S. federal income taxes in future years despite generating U.S. federal NOLs in prior years. Our U.S. federal NOLs generated in tax years beginning prior to January 1, 2018 are not subject to this limitation, but are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law, and will start to expire in 2035 if not utilized. Our state NOLs begin to expire in 2035.

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
We may seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we would be subject to additional risks related to operating in ex-U.S. countries if we obtain the necessary approvals, including:

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
•risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and marketing approvals; and
•our inability to generate product revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

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

As a public company, we are and will continue to be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Stock Market, LLC, or Nasdaq, and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose material changes made in our internal control over financial reporting on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may also need to hire employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

A portion of our manufacturing of azenosertib takes place in ex-U.S. countries, including China, through third-party manufacturers. A significant disruption in the operation of those manufacturers, a trade war or political unrest in such ex-U.S. countries, including China, could materially adversely affect our business, financial condition and results of operations.

We currently contract manufacturing operations to third parties, and clinical quantities of azenosertib are manufactured by certain of these third parties outside the United States, including in China, and we expect to continue to use such third-party manufacturers for azenosertib. Any disruption in production or inability of our manufacturers in such ex-U.S. countries, including in China, to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of azenosertib. Furthermore, since these manufacturers are located outside the United States, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or ex-U.S. governments, political unrest or unstable economic conditions in such ex-U.S. countries, including in China. For example, the current trade war between the United States and ex-U.S. governments could lead to tariffs on the chemical intermediates we use that are manufactured in such countries. With the 2025 change in the presidential administration, the U.S. government has imposed additional tariffs on a broader range of imports from certain countries, and in response to these tariffs, those countries have taken further retaliatory trade measures. These actions could potentially disrupt or increase costs associated with our existing supply chains for clinical quantities of azenosertib and impose additional costs on our business. Furthermore, in January 2024, the U.S. House of Representatives introduced the BIOSECURE Act (H.R. 7085) and the Senate advanced a substantially similar bill (S.3558). Though such legislation was not enacted into law in 2024, Congress could re-introduce similar measures, which, if passed and enacted into law, would have the potential to restrict the ability of U.S. biopharmaceutical companies to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Although we do not currently anticipate that supply of azenosertib will be affected by the enactment and implementation of legislation similar to the BIOSECURE Act, the impact of the BIOSECURE Act or any related legislation remains uncertain, and we are continuing to monitor proposed changes to law. Any of these matters could materially and adversely affect our business and results of operations. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position. Further, we may be exposed to fluctuations in the value of the local currency in the ex-U.S. countries. Future appreciation of the local currency could increase our costs. In addition, our labor costs could continue to rise as wage rates increase due to increased demand for skilled laborers and the availability of skilled labor declines in the ex-U.S. countries, including in China.
Risks Related to Our Intellectual Property

Our success depends on our ability to protect our intellectual property and our proprietary platform.
Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies and their uses, our and our licensors’ ability to operate without infringing the proprietary rights of others, and our and our licensors’ ability to successfully defend our patents, including those that we have in-licensed, against third-party challenges. If we or our licensors are unable to protect our intellectual property rights or if our intellectual property rights are inadequate for our technology or azenosertib or any future product candidates, our competitive position could be harmed. We and our licensors generally seek to protect our proprietary position by filing patent applications in the United States and outside of the United States related to our product candidates, proprietary technologies and their uses that are important to our business. Our or our licensors’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our or our licensors’ patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents, if issued, will be infringed or will not be designed around by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our and our licensors’ proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our or our licensors’ rights or permit us or our licensors to gain or keep any competitive advantage. These uncertainties and/or limitations in our and our licensors’ ability to properly protect the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operations.
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
In addition, certain of our agreements may limit or delay our ability to consummate certain transactions, may impact the value of those transactions, or may limit our ability to pursue certain activities. For example, if we choose to sublicense or assign to any third parties certain patent rights exclusively in-licensed under the Recurium Agreement, we will be required to pay to Recurium a specified percentage of certain sublicensing income to be received in connection with such transaction.
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
Moreover, the scope of claims in a patent application can be significantly reduced before any claims in a patent issue, and claim scope can be reinterpreted after issuance. Even if patent applications we in-license currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we in-license may be challenged or circumvented by third parties or may be narrowed or invalidated as a result of challenges by third parties. Consequently, we do not know whether our product candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our or our licensors' patents by developing similar or alternative technologies or products in a non-infringing manner, which could materially adversely affect our business, financial condition, results of operations and prospects.
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our in-licensed patents may not cover our product candidates or may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review, or PGR, and inter partes review, or IPR, or other similar proceedings in the USPTO or ex-U.S. patent offices challenging our patent rights. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity of our or our licensors' patents, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensors and the patent examiner were unaware during prosecution. There is no assurance that all potentially relevant prior art relating to our patents and patent applications or those of our licensors has been found. There is also no assurance that there is not prior art of which we or licensors were or are aware of, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications or those of our licensors, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us. Such loss of in-licensed patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates. Such proceedings also may result in substantial costs and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications or those of our licensors is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
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
Competitors may infringe our intellectual property rights or those of our licensors. To prevent infringement or unauthorized use, we and/or our licensors may be required to file infringement claims, which can be expensive and time-consuming. Further, our licensors may need to file infringement claims, but they may elect not file such claims. In addition, in a patent infringement proceeding, a court may decide that a patent we own or license is not valid, is unenforceable and/or is not infringed. If we or any of our licensors or potential future collaborators were to initiate legal proceedings against a third party to enforce a patent directed at one of our product candidates, the defendant could assert that such a patent is invalid, not infringed and/or unenforceable in whole or in part. In patent litigation, defendant allegations of invalidity and/or unenforceability of asserted patents are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including patent-ineligible subject matter, lack of utility, lack of novelty, obviousness or lack of written description, or non-enablement. Grounds for an unenforceability assertion could include an allegation of inequitable conduct that someone connected with prosecution of the patent intentionally withheld material information from the USPTO or an ex-U.S. patent office or made a misleading statement during prosecution.
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
Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our or our licensors' patent applications and the enforcement or defense of our or our licensors' issued patents.
In September 2011, the Leahy-Smith America Invents Act, or Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first inventor to file” system in which, assuming that other requirements of patentability are met, the first inventor to file a patent application will be entitled to the patent regardless of whether a third party was first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013 but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to either (1) file any patent application related to our product candidates or (2) invent any of the inventions claimed in our patents or patent applications of those of our licensors.
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
As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves a high degree of technological and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time-consuming and inherently uncertain. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property and may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. We cannot predict the breadth of claims that may be allowed or enforced in our or our licensors' patents or in third-party patents. In addition, Congress or other ex-U.S. legislative bodies may pass patent reform legislation that is unfavorable to us.
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

We or our licensors may be subject to claims challenging the inventorship or ownership of our or our licensors' patents and other intellectual property.
We or our licensors may be subject to claims that former employees or other third parties have an ownership interest in our or our licensors' patents or other intellectual property. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Such an outcome could have a material adverse effect on our business. Even if we or our licensors are successful in defending against such claims, litigation could result in substantial costs and distraction to management and other employees.
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
Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to the USPTO and various ex-U.S. patent offices at various points over the lifetime of our or our licensors' patents and/or applications. We have systems in place to remind us to pay these fees, and we rely on third parties to pay these fees when due. Additionally, the USPTO and various ex-U.S. patent offices require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If such an event were to occur, it could have a material adverse effect on our business.
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

Risks Related to Our Dependence on Third Parties
We rely, and expect to continue to rely, on third parties, including independent clinical investigators and CROs, to conduct certain aspects of our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize azenosertib or any future product candidates and our business could be substantially harmed.
We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators, consultants and third-party CROs, to conduct certain aspects of our preclinical studies and clinical trials and to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors, including CROs, are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and ex-U.S. regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or ex-U.S. regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations and similar ex-U.S. requirements. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be adversely affected if any of these third parties violates federal, state or ex-U.S. fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
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
Our CROs have the right to terminate their agreements with us in the event of an uncured material breach. In addition, some of our CROs have an ability to terminate their respective agreements with us if it can be reasonably demonstrated that the safety of the subjects participating in our clinical trials warrants such termination, if we make a general assignment for the benefit of our creditors, or if we are liquidated.
If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Additionally, CROs may lack the capacity to absorb higher workloads or take on additional capacity to support our needs. They may also suffer from high staff turnover which may leave them at least temporarily unable to sufficiently meet our needs. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.
We contract with third parties for the manufacture of azenosertib for preclinical studies and our ongoing clinical trials, and expect to continue to do so for additional clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of azenosertib or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently have the infrastructure or internal capability to manufacture supplies of azenosertib or any future product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of azenosertib and any future product candidates for preclinical studies and clinical trials under the guidance of members of our organization. We do not have long-term supply agreements, and we purchase our required supply on a purchase order basis. Furthermore, the raw materials for azenosertib are sourced, in some cases, from a single-source supplier. We currently mitigate potential supply risks for azenosertib, if any, through inventory management. If we were to experience an unexpected loss of supply of azenosertib or any of our future product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials.
We expect to continue to rely on third-party manufacturers for the commercial supply of azenosertib and any future product candidates for which we obtain marketing approval. We may be unable to maintain or establish required agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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
We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our third-party contract manufacturing partners for compliance with cGMP regulations or similar ex-U.S. requirements for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our third-party contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain marketing approval for the use of their manufacturing facilities for the manufacture of our product candidates. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or an ex-U.S. regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations. Our current and anticipated future dependence upon others for the manufacture of our product candidates or drugs may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.
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
Our drug development programs and the potential commercialization of azenosertib and any future product candidates will require substantial additional cash to fund expenses. We may continue to seek to selectively form collaborations to expand our capabilities, potentially accelerate research and development activities and provide for commercialization activities by third parties. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.
We would face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or ex-U.S. regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of intellectual property and industry and market conditions generally. The potential collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. Further, we may not be successful in our efforts to establish a collaboration or other alternative arrangements for future product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view them as having the requisite potential to demonstrate safety and efficacy.
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
•regulatory actions with respect to our products or product candidates or our competitors’ products or product candidates;
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
We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•variations in the level of expense related to the ongoing development of azenosertib or future development programs;
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
•if azenosertib or any future product candidates receives regulatory approval, the terms of such approval and market acceptance and demand for such product candidates;
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

As of December 31, 2024, our executive officers and directors, combined with our stockholders who owned more than 5% of our common stock, together with their respective affiliates, owned a significant percentage of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as matters related to our management and affairs. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
We are required to disclose material changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.
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

Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of our critical systems and information. Our cybersecurity program is aligned with industry standards and reasonable security safeguards for comparable companies in our industry. We reference various security industry frameworks and other guidance to help us assess, identify and manage cybersecurity risks. We also actively engage with industry participants as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures. We may engage consultants or other third parties from time to time to assist us with assessing and improving our cybersecurity program.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. See “Risk Factors—Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business—Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.”
The Board considers cybersecurity risk as part of its overall risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and information security risks, including oversight of management’s implementation of our cybersecurity risk management program. The Audit Committee receives periodic reports from management regarding our cybersecurity program. These reports include updates on our cybersecurity program and the status of projects to strengthen our information security systems. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity.
Our management team, including our Chief Executive Officer, our Chief Legal Officer and our Executive Director, IT Infrastructure & Information Security, is responsible for assessing and managing our risks from cybersecurity threats. Certain members of our management team are part of our Cyber Incident Response Team and are responsible for executing the processes set forth therein, including with respect to our key third party service providers. Cybersecurity events are escalated to the Audit Committee or to our Board as appropriate. Our Executive Director, IT Infrastructure & Information Security, has close to thirty years of experience in information security, including twenty years of experience building and leading information security teams, and has held Certified Information Systems Security Professional certification from the

International Information System Security Certification Consortium since 2002, as well as Qualified Technical Expert certification from the Digital Directors Network. Our Chief Executive Officer has thirty years of experience overseeing information technology, or IT, functions and has eight years of experience serving on the audit committees of companies that had oversight responsibility of the company’s cybersecurity risk management program. Our Chief Legal Officer has overseen our IT team since 2023. Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

Item 2. Properties.
Our principal executive office is located at 10275 Science Center Drive, Suite 200, San Diego, California 92121, where we lease approximately 56,700 square feet and 17,900 square feet of office and laboratory space, respectively, under a lease that expires in September 2032. We believe that our facilities are sufficient to meet our current needs.

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

Stock Performance Graph

The following graph and table illustrate the total return from April 3, 2020 (the date of our IPO) through December 31, 2024, for (i) our common stock, (ii) the Nasdaq Composite Index, and (iii) the Nasdaq Biotechnology Index. The graph and the table assume that $100 was invested on April 3, 2020 in each of our common stock, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index, and that any dividends were reinvested. The graph assumes our closing sales price on April 3, 2020 of $23.20 per share as the initial value of our common stock and not the initial offering price to the public of $18.00 per share. The comparisons reflected in the graph and table represent past performance and are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG ZENTALIS PHARMACEUTICALS, INC.
NASDAQ COMPOSITE INDEX AND NASDAQ BIOTECHNOLOGY INDEX
$400
$350
$300
$250
$200
$150
$100
$50
$-
4/3/2020
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
ZENTALIS PHARMACEUTICALS, INC.
NASDAQ COMPOSITE INDEX
NASDAQ BIOTECHNOLOGY INDEX
*ASSUMES $100 INVESTMENT IN COMPANY'S COMMON STOCK ON APRIL 3, 2020

Holders
As of March 21, 2025, there were approximately 9 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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
Recent Sales of Unregistered Securities
The Company did not sell any equity securities during the year ended December 31, 2024 that were not registered under the Securities Act.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans is incorporated herein by reference to Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance Under Equity Compensation Plans" of this Annual Report on Form 10-K.

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

A discussion regarding our financial condition and results of operations for the years ended December 31, 2024 and 2023, including a year-to-year comparison between 2024 and 2023, is presented below. For a discussion regarding our financial condition and results of operations for the year ended December 31, 2022, including a year-to-year comparison between 2023 and 2022, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on 10-K for the year ended December 31, 2023 filed on February 27, 2024.
Overview
We are a clinical-stage biopharmaceutical company developing azenosertib (ZN-c3), a potentially first-in-class and best-in-class WEE1 inhibitor, for patients with ovarian cancer and other tumor types. In clinical trials, azenosertib has been well tolerated and has demonstrated anti-tumor activity as a single agent across multiple tumor types. We are currently focused on advancing the clinical development of azenosertib in Cyclin E1+ platinum-resistant ovarian cancer, or PROC. We believe that our DENALI (ZN-c3-005) Part 2 clinical trial of azenosertib in patients with Cyclin E1+ PROC, if successful, has the potential to support an accelerated approval, subject to U.S. Food and Drug Administration, or FDA, review. Azenosertib also has broad franchise potential beyond Cyclin E1+ PROC. We exclusively in-license or solely own worldwide development and commercialization rights to azenosertib.
Azenosertib (WEE1 Inhibitor)
Mechanism of Action
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
Cyclin E1 Expression as a Sensitive and Specific Predictive Biomarker
Cells with Cyclin E1 activation are exquisitely sensitive to WEE1 inhibition via azenosertib because Cyclin E1 activation further accelerates cancer cells into the DNA replication phase without adequate DNA repair. As a result, we have used retrospective analyses to establish Cyclin E1 as a sensitive and specific predictive biomarker that can be used to identify patients who might benefit from azenosertib. In addition, based on published retrospective analyses, Cyclin E1 alteration is a biomarker of poor prognosis and low benefit from standard-of-care single-agent chemotherapy in PROC patients.
We are working with a diagnostic partner to develop a companion diagnostic test that will identify patients with PROC that overexpress the Cyclin E1 protein using our proprietary immunohistochemistry, or IHC, cutoff. A prototype of this test is ready for use in DENALI Part 2.
Market Opportunity
In 2022, the global ovarian cancer market was approximately $3 billion, with significant growth expected over the next several years. PROC is a subset of the ovarian cancer market. Based on our analysis utilizing our IHC cutoff, we estimate that approximately 50% of PROC patients overexpress Cyclin E1 protein, which account for approximately 21,500 patients on an annual basis in the United States, EU4 (France, Germany, Italy, Spain) and the United Kingdom, based on 2024 estimates. As a result, we believe there is a large market opportunity for azenosertib in Cyclin E1+ PROC patients. Moreover, the successful launch of mirvetuximab in PROC patients with high folate receptor alpha, or FRα-high, expression underscores the demand for biomarker-directed therapies for PROC patients. The limited overlap between FRα-high PROC patients and those that have

Cyclin E1 overexpression is estimated to be less than 20%, which highlights the significant unmet need in patients with Cyclin E1+ PROC.
We believe there is additional market opportunity for azenosertib outside of ovarian cancer across other solid tumor types. We are generating data from our Phase 2 TETON (ZN-c3-004) clinical trial of azenosertib in USC, which we expect to announce in the first half of 2026. We previously disclosed data from our Phase 1 ZN-c3-003 clinical trial of azenosertib in combination with gemcitabine in osteosarcoma that supported further investigation of the combination in this setting in an upcoming investigator-initiated Phase 2 trial.
Clinical Development Program
The following ongoing and planned studies constitute the current clinical development program for azenosertib:
•Monotherapy – Phase 2 Clinical Trial in PROC (DENALI - ZN-c3-005).
◦DENALI Part 1b is a single-arm study that evaluated azenosertib monotherapy at our primary dose-of-interest, 400 mg QD 5:2, in 102 patients with PROC. Tissue collection for biomarker assessment was mandated in the study and upon a retrospective analysis, approximately 50% of the patients were Cyclin E1+ per our IHC cutoff. In January and March of 2025, we announced clinical data from this study, which is described below.
◦DENALI Part 2 is designed to enroll approximately 100 patients with Cyclin E1+ PROC at the selected dose who have received one to three prior lines of therapy, or mirvetuximab soravtansine in the case of patients whose tumors are also FRα-high. We have aligned with the FDA on the design of our DENALI Part 2 study in patients with Cyclin E1+ PROC, which allows for seamless enrollment across Parts 2a and 2b. DENALI Part 2a is designed to confirm 400 mg QD 5:2 as the primary dose-of-interest by enrolling approximately 30 patients at each of two dose levels, 400 mg QD 5:2 and 300 mg QD 5:2. DENALI Part 2b is designed to enroll approximately 70 patients at a single dose, the selection of which will be informed by the Part 2a results subject to FDA feedback. We plan to initiate enrollment of DENALI Part 2 in the first half of 2025 and to disclose topline data from DENALI Part 2 by year end 2026. DENALI Part 2, if successful, has the potential to support an accelerated approval, subject to FDA review. The FDA has granted Fast Track Designation to azenosertib for the treatment of patients with PROC who are positive via Cyclin E1 IHC for protein levels.
•Monotherapy – Phase 3 Clinical Trial in Cyclin E1+ PROC. We plan to conduct a randomized Phase 3 clinical trial of azenosertib versus standard-of-care chemotherapy for the treatment of patients with Cyclin E1+ PROC designed to support a full approval of azenosertib in this setting, which we plan to enroll concurrently with DENALI Part 2b, subject to FDA feedback.
•Monotherapy – Phase 2 Clinical Trial in USC (TETON - ZN-c3-004). Azenosertib is currently being evaluated as a monotherapy in a Phase 2 clinical trial in patients with USC. The FDA granted Fast Track Designation to azenosertib in patients with advanced or metastatic USC who have received at least one prior platinum-based chemotherapy regimen for management of advanced or metastatic disease. We plan to disclose data from this trial in the first half of 2026.
•Combination – Phase 1b Clinical Trial of Azenosertib and Chemotherapy or Bevacizumab in Ovarian Cancer (ZN-c3-002). We are currently enrolling patients in an arm of our ZN-c3-002 Phase 1b clinical trial that is evaluating azenosertib in combination with bevacizumab in platinum sensitive ovarian cancer.
•Combination - Phase 1/2 Clinical Trial of Azenosertib with Encorafenib and Cetuximab (BEACON Regimen) in BRAF V600E Mutant Metastatic Colorectal Cancer (mCRC) (ZN-c3-016). ZN-c3-016 is an ongoing Phase 1/2 study that is evaluating azenosertib in combination with encorafenib and cetuximab in patients with metastatic BRAF V600E mCRC in collaboration with Pfizer. In January 2025, we announced clinical data from this trial. While the results from this trial in BRAF inhibitor naïve patients were encouraging, we decided not to advance into the dose expansion phase of the study due to resource prioritization and an evolving treatment landscape.
The following chart is a graphical representation of our current clinical development program for azenosertib:

Clinical Data
Our focus on advancing the clinical development of azenosertib as a monotherapy in Cyclin E1+ PROC and our continuing clinical development of azeonsertib as a monotherapy in USC is supported by the following clinical data:
DENALI Part 1b
In January 2025, we announced data from DENALI Part 1b (n=102). As of the December 2, 2024 data cutoff, in patients with Cyclin E1+ PROC tumors who were response-evaluable (patients who had at least one scan after receiving azenosertib), an ORR of 34.9% (15/43; 95% CI: 21.0 - 50.9) was observed. In the intent-to-treat patients with Cyclin E1+ PROC (patients who received at least one dose of azenosertib), the ORR was 31.3% (15/48; 95% CI: 18.7 - 46.3). As of the December 2, 2024 data cutoff, the median duration of response, or mDOR, for the intent-to-treat population was still maturing and was approximately 5.5 months (95% CI: 2.7 - not estimable).
As of the December 2, 2024 data cutoff, azenosertib was observed to have a safety and tolerability profile that is favorable compared to published data from standard-of-care single-agent chemotherapy. Treatment-related serious adverse events occurred in 22 patients (21.6%).
The most common treatment-related adverse events of special interest or clinical significance for azenosertib and this class of molecules, were nausea (65.7% all grades; 3.9% Grade 3+), fatigue (59.8% all grades, 15.7% Grade 3+), diarrhea (50.0% all grades; 6.9% Grade 3+), thrombocytopenia (34.3% all grades; 11.8% Grade 3+), and anemia (30.4% all grades, 10.8% Grade 3+). In addition, Grade 3+ sepsis occurred in 3 patients (2.9%), Grade 3+ febrile neutropenia occurred in 3 patients (2.9%), and Grade 3+ pancytopenia occurred in 1 patient (1.0%). Treatment-related adverse events led to dose reductions in 43 patients (42.2%), dose interruptions in 60 patients (58.8%) and discontinuations in 22 patients (21.6%). There were two previously reported treatment-related Grade 5 events in the study (2.0%). The DENALI Part 2 protocol contains measures for enhanced patient monitoring, guidance and supportive care, which could potentially improve discontinuation rates.
In March 2025 at the Society of Gynecologic Oncology 2025 Annual Meeting on Women’s Cancer, or SGO, we disclosed updated data from DENALI Part 1b reflecting a January 13, 2025 data cutoff. As of the January 13, 2025 data cutoff, the ORR in patients with Cyclin E1+ PROC tumors who were response-evaluable remained at 34.9% (15/43; 95% CI: 21.0 - 50.9). The safety and tolerability profile presented at SGO reflected treatment-related adverse events occurring in 10% or greater of patients and was consistent with the safety and tolerability profile reflected in the December 2, 2024 data cutoff, with no new safety findings. As previously disclosed in January 2025, the mDOR for the intent-to-treat population in DENALI Part

1b was still maturing. As of the January 13, 2025 data cutoff, the ongoing mDOR had increased to approximately 6.3 months (95% CI: 2.7 - not estimable). Since patients remain on study in DENALI Part 1b, the mDOR continues to mature.
MAMMOTH (ZN-c3-006) – Monotherapy
In January 2025, we announced data from the monotherapy arm of our Phase 1/2 clinical trial of azenosertib in patients with PARP-inhibitor resistant ovarian cancer. In the monotherapy arm of the study (n=61), patients who were PARPi refractory were treated with azenosertib at 300 mg QD 5:2 or 400 mg QD 5:2. As of the December 2, 2024 data cutoff, among Cyclin E1+ patients treated at the primary dose-of-interest, 400 mg QD 5:2 (n=16), an ORR of 31.3% (5/16; 95% CI: 11.0 - 58.7) and an mDOR of 4.2 months (95% CI: 3.0, not estimable) were observed, and among Cyclin E1+ patients treated at the 300 mg QD 5:2 dose level (n=14), an ORR of 21.4% (3/14; 95% CI: 4.7 - 50.8) and an mDOR of 4.9 months (95% CI: 3.0 - not estimable) were observed. The upper end of the mDOR confidence interval was not estimable due to the small number of patients and events.
As of the December 2, 2024 data cutoff, in the monotherapy arm of the MAMMOTH study at both 300mg QD 5:2 and 400mg QD 5:2 regardless of biomarker status, similar rates of treatment-related serious adverse events were observed across dose levels. There was a low rate of treatment-related Grade 3+ hematological toxicity with the majority being Grade 3 events, and only one Grade 4 febrile neutropenia event and one Grade 4 sepsis event. There was a low rate of treatment-related adverse events leading to treatment discontinuation: 16% in the 300 mg arm (n=4) and 5.6% in the 400 mg arm (n=2). There was one previously reported treatment-related Grade 5 event in the study.
ZN-c3-001
ZN-c3-001 is a Phase 1, dose-escalation study that evaluated azenosertib monotherapy in solid tumors across continuous and intermittent dosing schedules. ZN-c3-001 is fully enrolled (n=274). Greater anti-tumor activity was seen with intermittent dose schedules and in Cyclin E1+ patients.
There were 23 patients with Cyclin E1+ PROC who were dosed at intermittent schedules at total daily doses of ≥300 mg. In these patients as of the December 2, 2024 data cutoff, an ORR of 34.8% (8/23; 95% CI: 16.4 - 57.3) and an mDOR of 5.2 months (95% CI: 2.8, 6.9) were observed.
There were 11 patients with Cyclin E1+ USC who were dosed at intermittent schedules at total daily doses of ≥300 mg. In these patients as of the December 2, 2024 data cutoff, an ORR of 36.4% (4/11; 95% CI: 10.9 - 69.2) and an mDOR of 5.5 months (95% CI: 5.4, not estimable) were observed. The upper end of the mDOR confidence interval was not estimable due to the small number of patients and events.
There were 193 patients in ZN-c3-001 at total daily doses of ≥300 mg across all tumor types and regardless of biomarker status. In these patients as of the December 2, 2024 data cutoff, azenosertib was shown to be tolerable with no Grade 3+ gastrointestinal treatment-related adverse events observed and low rates of Grade 3+ hematological toxicity, with the majority of hematological toxicity events being Grade 3. In these patients, there was also a low rate of treatment-related adverse events leading to discontinuation (n=10, 5.2%). There was one previously disclosed treatment-related Grade 5 event in the study (n=1, 0.5%).
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

Since inception, we have incurred significant operating losses. Our net losses were $165.9 million for the year ended December 31, 2024. We had an accumulated deficit of $1.1 million as of December 31, 2024. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We had cash, cash equivalents and marketable securities of $371.1 million as of December 31, 2024. We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements into late 2027. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
License Agreements and Strategic Collaborations
Recurium IP Holdings, LLC License Agreement
In December 2014, our wholly owned subsidiary, Zeno Pharmaceuticals, Inc., entered into the Recurium Agreement with Recurium IP, which was subsequently amended, under which Zeno Pharmaceuticals, Inc. was granted an exclusive worldwide license to certain intellectual property rights owned or controlled by Recurium IP to develop and commercialize pharmaceutical products for the treatment or prevention of disease, other than for providing pain relief. Following certain corporate restructuring disclosed elsewhere in this Annual Report on Form 10-K, our wholly owned subsidiary, ZMI, became the Zentalis contracting party to the Recurium Agreement. The intellectual property rights exclusively licensed by ZMI under the Recurium Agreement include certain intellectual property covering azenosertib. ZMI has the right to sublicense its rights under the Recurium Agreement, subject to certain conditions. ZMI is required to use commercially reasonable efforts to develop and commercialize at least one product that comprises or contains a compound modulating one of ten specific biological targets and to execute certain development activities.
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
Pfizer Development Agreement
In April 2022, we entered into a development agreement with Pfizer to collaborate to advance the clinical development of azenosertib. We did not grant Pfizer any economic ownership or control of azenosertib or the rest of our pipeline. In October 2022, we announced our first clinical development collaboration with Pfizer to initiate a Phase 1/2 dose escalation study of azenosertib, in combination with encorafenib and cetuximab (an FDA-approved standard of care known as the BEACON regimen) in patients with BRAF V600E-mutant mCRC. In January 2025, we announced that we would not advance to the dose expansion phase of the study due to resource prioritization and an evolving treatment landscape.
GSK Clinical Trial Collaboration and Supply Agreement
In April 2021, we entered into a clinical trial collaboration and supply agreement with GSK under which we have evaluated the combination of azenosertib and niraparib, GSK’s poly (ADP-ribose) polymerase (PARP) inhibitor, in patients with PROC. In January 2025, we announced that the trial was fully enrolled and that we were not proceeding further with the development of the combination of azenosertib with niraparib as efficacious exposures of azenosertib were not reached. Pursuant to this agreement, we were responsible for the conduct and cost of the study, under the supervision of a joint development committee made up of our representatives and representatives of GSK. GSK supplied niraparib for use in the collaboration, at no cost to us. We are required to provide to GSK clinical data and other reports upon completion of the study.
This agreement does not grant any right of first negotiation to participate in future clinical trials, and neither party granted the other any additional right or ability to evaluate their respective compounds in any other clinical studies, either as monotherapy or in combination with any other product or compound, in any therapeutic area.
The agreement with GSK will expire upon completion of all obligations of the parties thereunder or upon termination by either party. In addition, there are standard early termination provisions under this agreement.
Immunome Agreements

In January 2024, we entered into an exclusive, worldwide license agreement with Immunome, or the Immunome License Agreement, under which Immunome licensed from us ZPC-21 (now known as IM-1021), a preclinical ROR1 ADC with best-in-class potential, and our proprietary ADC platform technology, or the ADC Assets. Under the terms of the deal, we received an up-front payment of $35 million in cash and Immunome common stock (with the stock valued at the trailing 30-day volume-weighted average price). In October 2024, we entered into an asset purchase agreement with Immunome, pursuant to which Immunome purchased the ADC Assets, or the Immunome Purchase Agreement. We received $25 million worth of Immunome common stock, with the shares valued at the trailing 30-day volume-weighted average price of Immunome's common stock. On the date of execution of the transaction, the Immunome stock was valued at $21.9 million based on the closing price of Immunome's common stock on that date. We were also eligible to receive $5.0 million of contingent consideration upon the achievement of a developmental milestone, which was achieved in December 2024. The Immunome License Agreement terminated upon the parties’ entry into the Immunome Purchase Agreement.
Components of Our Results of Operations
Revenue
To date, we have not generated any revenue, and we do not expect to generate any revenue in the foreseeable future from product sales. We have generated, and may in the future generate, revenue from payments received under our licensing, collaboration and asset sale agreements, which included payments of upfront fees, license fees, milestone-based payments and reimbursements for research and development efforts.
Research and Development Expenses
Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, and include:

•salaries, benefits and other related costs, including non-cash stock-based compensation expense, for personnel engaged in research and development functions;
•expenses incurred under agreements with third parties, including CROs and other third parties that conduct research, preclinical activities and clinical trials on our behalf as well as CMOs that manufacture drug material for use in our preclinical studies and clinical trials;
•costs of outside consultants, including their fees, non-cash stock-based compensation and related travel expenses;
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
We track external development costs by product candidate or development program, but we do not allocate personnel costs, general license payments made under our licensing arrangements or other internal costs to specific development programs or product candidates. These costs are included in unallocated research and development expenses and discontinued programs in the table below.
The following table summarizes our research and development expenses by product candidate or development program:

	Year Ended December 31,
	2024	2023
	(in thousands)
Azenosertib	$75,837	$67,019
Unallocated research and development expenses and discontinued programs	91,931	122,571
Total research and development expenses	$167,768	$189,590

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Following the strategic restructuring announced in January 2025 for which we expect to incur the associated non-recurring expenses in the first quarter of 2025, we expect an initial decrease in research and development expenses; however, if our azenosertib development program continues to advance successfully, we expect our research and development expenses to increase as we initiate and execute our Phase 3 confirmatory study and prepare for commercialization.
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
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and other related costs, including non-cash stock-based compensation, for personnel in our executive, finance, business development and administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.
Following the strategic restructuring announced in January 2025 for which we expect to incur the associated non-recurring expenses in the first quarter of 2025, we expect an initial decrease in general and administrative expenses; however, if our azenosertib development program continues to advance successfully, we expect our general and administrative expenses to increase as we initiate and execute our Phase 3 confirmatory study and prepare for commercialization. We also expect to continue to incur expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements; director and officer insurance costs; and investor and public relations costs.
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

Results of Operations
Comparison of Years Ended December 31, 2024 and 2023
The following table summarizes our results of operations for the years ended December 31, 2024 and 2023, together with the changes in those items in dollars:

	Year Ended December 31,
	2024	2023	Increase (Decrease)
	(in thousands)

Revenues from Licensing and Sales of Intellectual Property	$67,425	$—	$67,425
Operating Expenses
Research and development	167,768	189,590	(21,822)
Zentera in-process research and development	—	45,568	(45,568)
General and administrative	87,115	64,351	22,764
Goodwill impairment	3,736	—
Total operating expenses	258,619	299,509	(40,890)
Loss from operations	(191,194)	(299,509)	108,315
Investment and other income, net	25,504	22,617	2,887
Net loss before income taxes	(165,690)	(276,892)	111,202
Income tax expense (benefit)	177	(601)	778
Loss on equity method investment	—	16,014	(16,014)
Net loss	(165,867)	(292,305)	126,438
Net loss attributable to noncontrolling interests	(28)	(114)	86
Net loss attributable to Zentalis	$(165,839)	$(292,191)	$126,352
Revenues from Licensing and Sales of Intellectual Property
Revenues from licensing and sales of intellectual property for the year ended December 31, 2024 were $67.4 million compared to zero for the year ended December 31, 2023. The increase relates to the Immunome License Agreement and related stock issue agreement with Immunome entered during the three months ended March 31, 2024 and the Asset Purchase Agreement and the related stock issuance agreement with Immunome entered during the three months ended December 31, 2024.
Research and Development Expenses
Research and development, or R&D, expenses for the year ended December 31, 2024 were $167.8 million, compared to $189.6 million for the year ended December 31, 2023. The decrease of $21.8 million was primarily due to a decrease of $10.7 million for personnel expense, of which $9.7 million is related to non-cash stock-based compensation. We also saw decreases of $5.8 million for clinical, $4.5 million for allocable expenses and $4.3 million for consulting, outside services and other expenses. These decreases were partially offset by increases of $3.5 million as a result of changes in cost sharing with Zentera.

Zentera In-process Research and Development Expenses
Zentera In-process Research and Development expenses for the year ended December 31, 2024 were zero, compared to $45.6 million for the year ended December 31, 2023. The $45.6 million expense for the year ended December 31, 2023 related to the termination of our collaboration with Zentera, and therefore there was no comparable expense for the year ended December 31, 2024.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2024 were $87.1 million, compared to $64.4 million during the year ended December 31, 2023. The increase of $22.8 million was primarily attributable to a $27.1 million increase related to personnel expense, of which $22.2 million is related to non-cash stock-based compensation. We also saw an increase of $3.1 million for facilities and allocable expenses. These increases were partially offset by decreases of $4.9 million for the operating lease impairment charge during the twelve months ended December 31, 2023, and $2.5 million for outside services and other expense.
Goodwill Impairment
Goodwill impairment for 2024 of $3.7 million was the result of an impairment test performed in the fourth quarter of 2024. Impairment tests performed in 2023 did not identify any impairment expense.
Investment and Other Income, Net
Investment and other income was $25.5 million for the year ended December 31, 2024, compared to $22.6 million for the year ended December 31, 2023. The increase of $2.9 million was primarily the result of higher rates of return from our invested marketable securities.
Loss on Equity Method Investment
We did not record a loss on equity method investment for the twelve months ended December 31, 2024. We recorded a loss on equity method investment of $16.0 million for the twelve months ended December 31, 2023, related to the divestment of our equity method investment.
Liquidity and Capital Resources

Since our inception, our operations have been limited to organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product pipeline. We do not have any products approved for commercial sale and have not generated any revenues from product sales, and we have incurred significant operating losses. Following the strategic restructuring announced in January 2025 for which we expect to incur the associated non-recurring expenses in the first quarter of 2025, we expect an initial decrease in expenses; however, if our azenosertib development program continues to advance successfully, we expect our expenses to increase as we initiate and execute our Phase 3 confirmatory study and prepare for commercialization.
As a result, we will need to raise substantial additional capital to support our continuing operations and pursue our strategy. Until such time as we can generate significant revenue from product sales, if ever, we plan to finance our operations through the sale of equity, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of the global macroeconomic environment and fluctuating inflation and interest rates. If we are unable to secure adequate additional funding as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates or delay our pursuit of potential in-licenses or acquisitions.
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

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity securities. From inception through December 31, 2024, we raised a total of $1.2 billion in gross proceeds from the sale of shares of our common stock and convertible preferred units. As of December 31, 2024, we had $33.9 million in cash and cash equivalents, $318.0 million in marketable debt securities, $19.2 million in marketable equity securities, and an accumulated deficit of $1.1 billion. We maintain the majority of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. We had no indebtedness as of December 31, 2024.
ATM Program
In May 2021, we entered into a sales agreement, or the Sales Agreement, with Leerink Partners LLC, as sales agent, pursuant to which we may, from time to time, issue and sell common stock in “at-the-market” offerings, or the ATM, under a registration statement. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through The Nasdaq Global Market or any other existing trading market for our common stock. During the year ended December 31, 2024, we did not sell any shares of common stock under the Sales Agreement. As of December 31, 2024 there was $200.0 million of our common stock remaining available for sale under our ATM.
Cash Flows
The following table summarizes our sources and uses of cash for the period presented:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(170,860)	$(207,822)
Net cash provided by (used in) investing activities	176,561	(44,458)
Net cash provided by financing activities	108	237,303
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,809	$(14,977)
Operating Activities
We have incurred losses since inception. Net cash used in operating activities for the year ended December 31, 2024 was $170.9 million, consisting primarily of our net loss of $165.9 million as we incurred expenses associated with research activities for our lead product candidates and incurred general and administrative expenses, as well as changes in operating assets and liabilities of $16.5 million, partially offset by non-cash adjustments of $11.5 million.
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
Investing Activities
Net cash provided by investing activities for the year ended December 31, 2024 of $176.6 million was attributable to proceeds from maturities of $271.2 million of marketable debt securities, the sale of marketable equity securities of $33.5 million and proceeds from the sale of property and equipment of $65 thousand offset by net investment of excess cash of $128.0 million and the purchases of property and equipment of $221 thousand.
Net cash used in investing activities for the year ended December 31, 2023 of $44.5 million was attributable to the investment of excess cash of $549.2 million and the purchases of property and equipment of $0.6 million, partially offset by proceeds from marketable securities of $505.3 million.

Financing Activities
Net cash provided by financing activities for the year ended December 31, 2024 of $108.0 thousand consisted of $349 thousand provided from the issuance of common stock under equity incentive plans, offset by cash used in the net-settlement of restricted stock unit vesting of $241 thousand.
Net cash provided by financing activities in the year ended December 31, 2023 of $237.3 million primarily relates to the June 2023 follow-on offering, which provided net cash of $235.7 million. An additional $1.6 million was provided from the issuance of common stock under equity incentive plans.
Funding Requirements

Following the strategic restructuring announced in January 2025 for which we expect to incur the associated non-recurring expenses in the first quarter of 2025, we expect an initial decrease in expenses; however, if our azenosertib development program continues to advance successfully, we expect our expenses to increase as we initiate and execute our Phase 3 confirmatory study and prepare for commercialization. Our future capital requirements will depend on many factors, including:

•the clinical development of azenosertib for the treatment of oncology indications;
•the preclinical and clinical development of other programs, resources allowing;
•the development of a companion diagnostic with a partner in conjunction with our clinical development of azenosertib as a monotherapy for the treatment of Cyclin E1+ PROC, if applicable, diagnostics tools for additional biomarkers for azenosertib and any future product candidates;
•the costs of in-licensing or acquiring the rights to other products, product candidates or technologies;
•the legal costs related to maintaining, expanding and protecting our intellectual property portfolio;
•hiring additional personnel, if needed;
•to costs to seek regulatory approval for azenosertib for the treatment of Cyclin E1+ PROC and support our diagnostic partner's seeking regulatory approval of a companion diagnostic to identify patients with Cyclin E1+ PROC, and resources allowing, seek regulatory approval of azenosertib for additional oncology indications, assuming supportive clinical data; and
•to costs to seek regulatory approval for any future product candidates and, if needed, diagnostics tools for biomarkers associated with such product candidates, that successfully complete clinical development, resources allowing.

As of December 31, 2024, we have $3.1 million and $39.6 million in current and long-term lease liabilities, respectively. We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements into late 2027. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drugs, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•the progress, costs and results of our clinical trials for azenosertib for patients with Cyclin E1+ PROC and, resources allowing, any additional indications, and any future product candidates;
•the progress, costs and results to develop a companion diagnostic to identify patients with Cyclin E1+ PROC;
•the progress, costs and results of additional research and preclinical studies in other research programs we initiate in the future and, if needed, of diagnostics tools for additional biomarkers for azenosertib and any future product candidates;
•the costs and timing of process development and manufacturing scale-up activities associated with azenosertib and, resources allowing, our product candidates and other programs as we advance them through preclinical and clinical development;
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

Revenue Recognition
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions
For revenue with customers, we are entitled to receive event-based payment subject to the customer's achievement of specific regulatory milestones. We recognize revenue when it is deemed probable that these milestones will be achieved, which could be in a period preceding its actual occurrence. At the end of each reporting period, we re-evaluate the probability of achievement of such milestones, and if necessary, adjust our estimate of the overall transaction price.	Revenue is recognized when we determine it is probable a milestone will be achieved. This assessment is based on market insight and customer communications.	An adjustment of our estimate of the overall transaction price and reversal of revenue will be required in the event it is determined that achievement of a milestone, previously deemed probable, will not occur. This adjustment and reversal may be material.

Research and Development Expenses - Clinical Trial Accruals
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions
All of our clinical trials have been executed with support from CROs and other vendors. We accrue costs for clinical trial activities performed by CROs and other vendors based upon the estimated amount of work completed on each trial.	For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, the activities to be performed for each patient, the number of active clinical sites, and the duration for which the patients will be enrolled in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence with CROs and review of contractual terms.
We base our estimates on the best information available at the time. However, additional information may become available to us, which may allow us to make a more accurate estimate in future periods. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. There were no such significant changes during the years ended December 31, 2024 or 2023.

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

If actual results are not consistent with the assumptions used, the share-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the share-based compensation. A 10% change in our share-based compensation expense for the year ended December 31, 2024, would have affected pre-tax earnings by approximately $6.7 million.

Recent Accounting Pronouncements
See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on certain accounting standards that have been adopted during 2024 or that have not yet been required to be implemented and may be applicable to our future operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under this framework, our principal executive officer and our principal financial officer have concluded that our internal control over financial reporting was effective as of December 31, 2024.

Attestation Report of the Registered Public Accounting Firm

In accordance with applicable rules and regulations, this report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements and Policies

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.
The information required by this item will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

2.1	Plan of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.1	05/15/2020
2.2	Certificate of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.2	05/15/2020
3.1	Certificate of Incorporation of Zentalis Pharmaceuticals, Inc.	S-8	333-237593	4.1	04/07/2020
3.2	Certificate of Amendment to Certificate of Incorporation of Zentalis Pharmaceuticals, Inc., dated June 16, 2023.	8-K	001-39263	3.1	06/16/2023
3.3	Amended and Restated Bylaws of Zentalis Pharmaceuticals, Inc.	8-K	001-39263	3.1	02/15/2024
3.4	Second Amended and Restated Limited Liability Company Agreement of Zentalis Pharmaceuticals, LLC	S-1	333-236959	3.3	03/06/2020
4.1	Amended and Restated Investors’ Rights Agreement, dated as of September 6, 2019, by and among Zeno Pharma, LLC and the investors party thereto	S-1	333-236959	4.1	03/06/2020
4.2	Specimen of Common Stock Certificate evidencing the shares of common stock	S-1	333-236959	4.2	03/06/2020
4.3	Description of Capital Stock	10-K	001-39263	4.3	03/25/2021
10.1#	Zentalis Pharmaceuticals, LLC 2017 Profits Interest Plan, as amended, and form of profit interest award agreement thereunder	S-1	333-236959	10.1	03/06/2020
10.2.1#	2020 Incentive Award Plan and form of option agreement and restricted stock unit agreement thereunder	S-1/A	333-236959	10.2	03/30/2020
10.2.2#	Amendment No. 1 to the Zentalis Pharmaceuticals, Inc. 2020 Incentive Award Plan	10-Q	001-39263	10.3	05/17/2021
10.3#	Non-Employee Director Compensation Program					*

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.4#	2020 Employee Stock Purchase Plan, as amended and restated.	S-8	333-254506	99.1	03/19/2021
10.5.1#	Zentalis Pharmaceuticals, Inc. 2022 Employment Inducement Incentive Award Plan, as amended					*
10.5.2#	Form of Option Agreement pursuant to the Zentalis Pharmaceuticals, Inc. 2022 Employment Inducement Incentive Award Plan	8-K	001-39263	10.2	07/22/2022
10.5.3#	Form of RSU Agreement pursuant to the Zentalis Pharmaceuticals, Inc. 2022 Employment Inducement Incentive Award Plan	8-K	001-39263	10.3	07/22/2022
10.6#	Form of Indemnification Agreement for Directors and Officers	10-Q	001-39263	10.1	05/10/2023
10.7.1	Lease, effective September 30, 2020, between Zentalis Pharmaceuticals, Inc. and TPSC IX, LLC	8-K	001-39263	10.1	10/02/2020
10.7.2	Partial Lease Termination Agreement and First Amendment to Lease, effective September 16, 2021, by and between Zentalis Pharmaceuticals, Inc. and TPSC IX, LLC	10-Q	001-39263	10.1	11/10/2021
10.8.1	Lease, effective March 24, 2021, between Zentalis Pharmaceuticals, Inc. and ESRT 1359 BROADWAY, L.L.C.	10-K	1.39263	10.12	3/25/2021
10.8.2†	Amendment to Lease, dated December 11, 2023, between Zentalis Pharmaceuticals, Inc. and ESRT 1359 BROADWAY, L.L.C.	10-K	001-39263	10.9.2	2/27/2024
10.9†	Sublease, effective March 6, 2023, between Zentalis Pharmaceuticals, Inc. and L.M. Cohen & Co. LLP Certified Public Accountants, as amended on April 10, 2023	10-Q	001-39263	10.2	05/10/2023
10.10#†	Employment Agreement, dated November 13, 2024, between Zeno Management, Inc. and Ingmar Bruns, M.D.					*
10.11#†	Employment Agreement, dated November 13, 2024, between Zeno Management, Inc. and Julie Eastland					*
10.12#	Amended and Restated Employment Agreement, dated February 28, 2023, between Zeno Management, Inc. and Kimberly Blackwell, M.D.	10-K	001-39263	10.12	03/01/2023
10.13#†	Release Agreement, effective November 13, 2024, between Zentalis Pharmaceuticals, Inc., Zeno Management, Inc. and Kimberly Blackwell, M.D.					*
10.14#†	Consulting Agreement, dated November 13, 2024, between Zentalis Pharmaceuticals, Inc. and Kimberly Blackwell, M.D.					*
10.15#	Amended and Restated Employment Agreement, dated February 28, 2023, between Zeno Management, Inc. and Cam S. Gallagher	10-K	001-39263	10.13	03/01/2023
10.16#†	Release Agreement, effective November 13, 2024, between Zentalis Pharmaceuticals, Inc., Zeno Management, Inc. and Cam S. Gallagher					*
10.17#†	Consulting Agreement, dated November 13, 2024, between Zentalis Pharmaceuticals, Inc. and Cam S. Gallagher					*

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.18#	Amended and Restated Employment Agreement, dated February 28, 2023, between Zeno Management, Inc. and Andrea Paul	10-K	001-39263	10.16	03/01/2023
10.19#	Amended and Restated Employment Agreement, effective December 31, 2023, between Zeno Management, Inc. and Mark Lackner, Ph.D.	10-K	001-39263	10.23	02/27/2024
10.20#	Employment Agreement, dated January 19, 2024, between Zeno Management, Inc. and Diana Hausman, M.D.	10-K	001-39263	10.24	02/27/2024
10.21#†	Release Agreement, dated August 19, 2024, among Zentalis Pharmaceuticals, Inc., Zeno Management, Inc., and Diana Hausman, M.D.	10-Q	001-39263	10.1	11/12/2024
10.22†	Third Amended and Restated License Agreement, dated June 5, 2023, by and between Zeno Management, Inc. and Recurium IP Holdings, LLC	10-Q	001-39263	10.1	08/09/2023
19.1	Insider Trading Compliance Policy					*
21.1	List of Subsidiaries of Zentalis Pharmaceuticals, Inc.	10-K	001-39263	21.1	02/27/2024
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					**
97#	Zentalis Pharmaceuticals, Inc. Policy for Erroneously Awarded Compensation	10-K	001-39263	97	02/27/2024
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

ZENTALIS PHARMACEUTICALS, INC.

Date: March 26, 2025	By:	/s/ Julie Eastland
Julie Eastland
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Julie Eastland	President and Chief Executive Officer (principal executive officer)	March 26, 2025
Julie Eastland

/s/ Vincent A. Vultaggio	Senior Vice President, Finance and Principal Accounting Officer (principal financial and accounting officer)	March 26, 2025
Vincent A. Vultaggio

/s/ Scott Myers	Chairperson	March 26, 2025
Scott Myers

/s/ David Johnson	Director	March 26, 2025
David Johnson

/s/ Enoch Kariuki	Director	March 26, 2025
Enoch Kariuki

/s/ Jan Skvarka	Director	March 26, 2025
Jan Skvarka

/s/ Karan Takhar	Director	March 26, 2025
Karan Takhar

/s/Luke Walker, M.D.	Director	March 26, 2025
Luke Walker, M.D.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Zentalis Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zentalis Pharmaceuticals, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Accrued clinical trial expenses
Description of the Matter
During 2024, the Company incurred $167.8 million for research and development expenses and as of December 31, 2024, the Company accrued $28.7 million for research and development expenses, which includes clinical trial expenses and accruals. As described in Note 2 of the financial statements, the Company records accruals for estimated costs of research and development activities that include costs for clinical trials. The Company records costs based on estimates and/or representations from contract research organizations (“CROs”) and other vendors regarding work performed, level of patient enrollment, completion of patient studies and progress of the clinical trials. The Company monitors patient enrollment levels and related activities through internal reviews, correspondence with CROs and reviews of contractual terms.

Auditing management's accounting for accrued clinical trial expenses was especially challenging as the evaluation is dependent upon a high volume of data received from third-party service providers and internal clinical personnel, which is tracked in spreadsheets. The accrued amounts are determined based on an evaluation of the unique terms and conditions set forth in each respective agreement.

How We Addressed the Matter in Our Audit
To test the adequacy of the Company’s accrued clinical trial expenses, our audit procedures included, among others, testing the completeness and accuracy of data and assumptions used in management's clinical trial accrual models by inspecting a sample of invoices paid to date, agreeing terms and conditions to a sample of contracts and performing inquiries with clinical staff to corroborate progress and level of expended effort incurred by the Company's CROs and other third-party vendors. We further obtained the clinical trial agreements for a sample of active clinical sites and compared the costs and number of patient visits to the Company’s clinical trial accrual models. We also tested a sample of expenses against the related invoices and contracts and examined a sample of subsequent payments to evaluate the completeness of the accrued clinical trial expenses.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

San Diego, California
March 26, 2025

Zentalis Pharmaceuticals, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts and par value)

	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$33,901	$28,038
Marketable debt securities, available for sale	318,009	454,881
Marketable equity securities	19,174	—
Contracts receivable	5,000	—
Prepaid expenses and other current assets	9,982	13,799
Total current assets	386,066	496,718
Property and equipment, net	4,699	5,819
Operating lease right-of-use assets	32,528	35,916
Prepaid expenses and other assets	4,417	6,818
Goodwill	—	3,736
Restricted cash	2,627	2,681
Total assets	$430,337	$551,688
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,438	$14,926
Accrued expenses	45,287	54,441
Total current liabilities	52,725	69,367
Long-term lease liability	39,577	43,150
Other long-term liabilities	849	1,780
Total liabilities	93,151	114,297
Commitments and contingencies (see Note 10)
EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 71,282,400 and 70,765,554 shares issued and outstanding at December 31, 2024 and 2023, respectively	71	70
Additional paid-in capital	1,390,952	1,323,576
Accumulated other comprehensive income/(loss)	558	2,194
Accumulated deficit	(1,054,395)	(888,556)
Total stockholders' equity	337,186	437,284
Noncontrolling interests	—	107
Total equity	337,186	437,391
Total liabilities and stockholders' equity	$430,337	$551,688
See accompanying notes to consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year ended December 31,
	2024	2023	2022

Revenues from Licensing and Sales of Intellectual Property	$67,425	$—	$—
Operating Expenses
Research and development	167,768	189,590	172,734
Zentera in-process research and development	—	45,568	—
General and administrative	87,115	64,351	54,553
Goodwill impairment	3,736	—	—
Total operating expenses	258,619	299,509	227,287
Loss from operations	(191,194)	(299,509)	(227,287)
Other Income (Expense)
Investment and other income, net	25,504	22,617	5,987
Net loss before income taxes	(165,690)	(276,892)	(221,300)
Income tax expense (benefit)	177	(601)	(469)
Loss on equity method investment	—	16,014	16,282
Net loss	(165,867)	(292,305)	(237,113)
Net loss attributable to noncontrolling interests	(28)	(114)	(307)
Net loss attributable to Zentalis	$(165,839)	$(292,191)	$(236,806)
Net loss per common share outstanding, basic and diluted	$(2.33)	$(4.47)	$(4.48)
Common shares used in computing net loss per share, basic and diluted	71,080	65,409	52,857
See accompanying notes to consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year ended December 31,
	2024	2023	2022
Net loss	$(165,867)	$(292,305)	$(237,113)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable debt securities, net	(1,636)	3,547	(1,228)
Total comprehensive loss	(167,503)	(288,758)	(238,341)
Comprehensive loss attributable to noncontrolling interests	(28)	(114)	(307)
Comprehensive loss attributable to Zentalis	$(167,475)	$(288,644)	$(238,034)
See accompanying notes to consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except per unit amounts)

	Year Ended December 31, 2022
	Zentalis Stockholders
	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2021	45,491	$45	$723,593	$(125)	$(359,559)	$528	$364,482
Share-based compensation expense	—	—	46,840	—	—	—	46,840
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions and offering costs	13,495	13	257,909	—	—	—	257,922
Issuance of common stock in connection with restricted stock unit vesting	159	1	—	—	—	—	1
Issuance of common stock upon exercise of options	122	—	2,246	—	—	—	2,246
Issuance of common stock under employee stock purchase plan	30	—	874	—	—	—	874
Cancellation of restricted stock awards	(17)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	(1,228)	—	—	(1,228)
Net loss attributable to non-controlling interest	—	—	—	—	—	(307)	(307)
Net loss attributable to Zentalis	—	—	—	—	(236,806)	—	(236,806)
Balance at December 31, 2022	59,280	$59	$1,031,462	$(1,353)	$(596,365)	$221	$434,024

	Year Ended December 31, 2023
	Zentalis Stockholders
	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2022	59,280	$59	$1,031,462	$(1,353)	$(596,365)	$221	$434,024
Share-based compensation expense	—	—	54,822	—	—	—	54,822
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions and offering costs	11,033	11	235,669	—	—	—	235,680
Issuance of common stock in connection with restricted stock unit vesting	361	—	—	—	—	—	—
Issuance of common stock upon exercise of options	54	—	995	—	—	—	995
Issuance of common stock under employee stock purchase plan	42	—	628	—	—	—	628
Cancellation of restricted stock awards	(3)	—	—	—	—	—	—
Other comprehensive income	—	—	—	3,547	—	—	3,547
Net loss attributable to non-controlling interest	—	—	—	—	—	(114)	(114)
Net loss attributable to Zentalis	—	—	—	—	(292,191)	—	(292,191)
Balance at December 31, 2023	70,767	$70	$1,323,576	$2,194	$(888,556)	$107	$437,391

	Year Ended December 31, 2024
	Zentalis Stockholders
	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2023	70,767	$70	$1,323,576	$2,194	$(888,556)	$107	$437,391
Share-based compensation expense	—	—	67,269	—	—	—	67,269
Other comprehensive income (loss)	—	—	—	(1,636)	—	—	(1,636)
Issuance and withholding of common stock in connection with restricted stock unit vesting, net	466	1	(241)	—	—	—	(240)
Deconsolidation of Kalyra	—	—	—	—	—	(79)	(79)
Issuance of common stock upon exercise of options	1	—	8	—	—	—	8
Issuance of common stock under employee stock purchase plan	48	—	340	—	—	—	340
Net loss attributable to non-controlling interest	—	—	—	—	—	(28)	(28)
Net loss attributable to Zentalis	—	—	—	—	(165,839)		(165,839)
Balance at December 31, 2024	71,282	$71	$1,390,952	$558	$(1,054,395)	$—	$337,186
See accompanying notes to consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net loss	$(165,867)	$(292,305)	$(237,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,289	1,389	1,426
Operating lease right-of-use asset and fixed asset impairment	—	4,953	—
Noncash consideration portion of Zentera in-process research and development	—	15,045	—
Share-based compensation	67,269	54,822	46,840
Goodwill impairment	3,736	—	—
Loss on disposal of equipment	(13)	406	56
Non-cash impact of revenues from licensing and sales of intellectual property	(47,425)	—	—
Non-cash recognized mark-to-market of equity securities	(5,228)	—	—
Accretion of discounts on marketable securities, net	(8,002)	(13,157)	(3,725)
Loss on equity method investment	—	16,014	16,282
Deferred income taxes	—	(853)	(769)
Deconsolidation of Kalyra	(79)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(5,000)	—	—
Prepaid expenses and other assets	6,218	(5,678)	(6,605)
Accounts payable and accrued liabilities	(18,022)	10,919	15,527
Operating lease right-of-use assets and liabilities, net	264	623	4,330
Net cash used in operating activities	(170,860)	(207,822)	(163,751)
Investing activities:
Purchases of marketable debt securities	(127,962)	(549,182)	(533,161)
Proceeds from maturities of marketable debt securities	271,200	505,307	421,529
Proceeds from sale of marketable equity securities	33,479	—	—
Proceeds from sale of property and equipment	65	—	—
Purchases of property and equipment	(221)	(583)	(2,548)
Net cash provided by (used in) investing activities	176,561	(44,458)	(114,180)
Financing activities:
Proceeds from issuance of common stock, net	—	235,680	257,922
Proceeds from issuance of common stock under equity incentive plans	349	1,623	3,121
Net-settlement of restricted stock unit vesting	(241)	—	—
Net cash provided by financing activities	108	237,303	261,043
Net increase (decrease) in cash, cash equivalents and restricted cash	5,809	(14,977)	(16,888)
Cash, cash equivalents and restricted cash at beginning of year	30,719	45,696	62,584
Cash, cash equivalents and restricted cash at end of year	$36,528	$30,719	$45,696
Supplemental disclosure of cash flow information:
Income taxes paid	$359	$140	$12
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$602	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Cash and cash equivalents	$33,901	$28,038	$43,069
Restricted cash, non-current	2,627	2,681	2,627
Total cash, cash equivalents and restricted cash reported in the Consolidated Statement of Cash Flows	$36,528	$30,719	$45,696
See accompanying notes to consolidated financial statements.

Zentalis Pharmaceuticals, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Business
Organization

Zentalis Pharmaceuticals, Inc. (“Zentalis,” “We” or the “Company”) is a clinical-stage biopharmaceutical company developing azenosertib (ZN-c3), a potentially first-in-class and best-in-class WEE1 inhibitor for patients with Cyclin E1-positive platinum-resistant ovarian cancer ("Cyclin E1+ PROC"). The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. All of the Company’s tangible assets are held in the United States.
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and include our wholly-owned subsidiaries and Kalyra Pharmaceuticals, Inc. ("Kalyra"), a variable interest entity (“VIE”) for which we were the primary beneficiary until Kalyra was dissolved in January 2024. All intercompany transactions and balances have been eliminated in consolidation. Following the dissolution of Kalyra, we no longer have an interest in any VIEs.

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
Cash and Cash Equivalents
Cash equivalents are comprised of short-term, highly-liquid investments with maturities of 90 days or less at the date of purchase. As of December 31, 2024 and 2023, our cash equivalents consisted of money market funds and corporate debt securities.

Marketable Debt Securities
Marketable debt securities are investments with original maturities of more than ninety days from the date of purchase that we have the ability to liquidate to fund current operations. Accordingly, those investments with contractual maturities of greater than one year from the date of purchase are classified as short-term investments on the accompanying consolidated balance sheets. Marketable debt securities are considered available-for-sale and are carried at fair value with unrealized gains and losses recorded in other comprehensive income (loss) and included as a separate component of stockholders' equity. The cost of marketable debt securities is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in investment and other income, net through an allowance account. We use the specific identification method for calculating realized gains and losses on marketable securities sold. Realized gains and losses on marketable securities, if any, are included in investment and other income, net in the consolidated statements of operations.
Investments in Equity Securities
We carry investments of less than twenty percent ownership in equity securities at fair value and record the changes in fair value in the consolidated statement of operations as a component of Investment and other income, net. We account for our equity investments in publicly traded companies at their listed stock price. As of December 31, 2024, we held an equity investment in one publicly traded company.
Contracts Receivable
Our contracts receivable balance represents the amounts we are contractually allowed to bill our customers and that are due to us unconditionally for goods we have delivered, services we have performed or milestones achieved. When we bill our customers with payment terms based on the passage of time, we consider the contracts receivable to be unconditional.
Restricted Cash
Under the terms of our office leases, we are required to maintain a letter of credit as a security deposit during the term of such leases. At December 31, 2024 and 2023, restricted cash of $2.6 million and $2.7 million, respectively, was pledged as collateral for the letters of credit.
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
We rely on third-party manufacturers for the supply of raw materials, active drug substance and finished drug product.
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
Leases
We have entered into operating leases for real estate. We determine if an arrangement is a lease at inception and evaluate each lease agreement to determine whether the lease is an operating or finance lease. For leases where we are the lessee, right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Liabilities from operating leases are included in accrued expenses and long-term lease liabilities on our consolidated balance sheet. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any prepaid lease payments, lease incentives received, and costs which will be incurred in exiting a lease. Our leases often include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that we will exercise that option. As of December 31, 2024, it is not reasonably certain that these options will be exercised and they are not included within the lease term. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components which are accounted for as a single lease component for all of our leases.
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
Goodwill is reviewed for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment. During the impairment review process, we consider qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount, including goodwill. If we determine that it is not more-likely-than-not that the fair value of our reporting unit is less than the carrying amount, then no additional assessment is deemed necessary. Otherwise, we proceed to compare the estimated fair values of the reporting units with the carrying values, including goodwill. If the carrying amounts of the reporting units exceed the fair values, we record an impairment loss based on the difference.

During the fourth quarter ended December 31, 2024, we concluded the sustained decrease in the Company’s stock price and overall market capitalization during the quarter was an indication that the fair value of a reporting unit might be less than its carrying amount and that a goodwill test was required. As a result, the Company performed a quantitative test over the reporting unit, noting that the fair value of the reporting unit was less than the carrying value, which resulted in an impairment of goodwill of $3.7 million.

In performing a quantitative test for impairment of goodwill, we primarily use the market approach method of valuation that includes the guideline public company method to determine the fair value of the reporting unit. In order to further validate the reasonableness of the fair value concluded for our reporting unit, a reconciliation to market capitalization was performed by estimating a reasonable implied control premium and other market factors.

In connection with the goodwill impairment test, the Company also performed a quantitative analysis over its long-lived assets and determined no impairment existed and therefore no charges were record for the fourth quarter ended December 31, 2024.
Equity Method Accounting
We held significant influence, but not a controlling interest, in our former affiliate Zentera. From the deconsolidation of Zentera during July 2021 until the termination of our collaboration with Zentera during the six-months ended June 30, 2023, this investment was accounted for using the equity method. Our share of earnings or losses of the investment entity were reported on the consolidated statement of operations, with a corresponding increase or decrease to the equity investment carried on the statement of financial position. This information was generally not received sufficiently timely for us to record our portion of earnings or loss in the current financial statements, and therefore we reported our portion of earnings or loss on a one quarter lag. The maximum exposure to loss as a result of our investment in Zentera was directly associated with the carrying amount of the equity method investment on our consolidated balance sheet, which was zero as of December 31, 2024 and December 31, 2023.
Revenue Recognition and Collaborative Arrangements
The Company generates revenues from payments received under collaborative, intellectual property licensing and sale agreements.
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
Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the combination of the tax payable for the period and the change during the period in deferred tax assets and liabilities. We follow the accounting guidance on accounting for uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities based on the technical merits of the position.
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
If determined to be an asset acquisition, the Company accounts for the transaction under ASC 805-50, which requires the acquiring entity to recognize assets acquired and liabilities assumed based on the cost to the acquiring entity on a relative fair value basis, which includes transaction costs in addition to consideration given. No gain or loss is recognized as of the date of acquisition unless the fair value of non-cash assets given as consideration differs from the assets’ carrying amounts on the acquiring entity’s books. Consideration transferred that is non-cash will be measured based on either the cost (which shall be measured based on the fair value of the consideration given) or the fair value of the assets acquired and liabilities assumed, whichever is more reliably measurable. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values. If the in-licensed agreement for IPR&D does not meet the definition of a business and the assets have not reached technological feasibility and therefore have no alternative future use, the Company expenses payments made under such license agreements as acquired IPR&D expense in its consolidated statement of comprehensive loss. Contingent consideration payments in asset acquisitions are recognized when the contingency is resolved and the consideration is paid or becomes payable (unless the contingent consideration meets the definition of a derivative, in which case the amount becomes part of the basis in the asset acquired). Upon recognition of the contingent consideration payment, the amount is included in the cost of the acquired asset or group of assets.

Adoption and Pending Adoption of Recent Accounting Pronouncements

The following table provides a brief description of recently issued accounting standards, those adopted in the current period and those not yet adopted:

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters

In November 2023, the FASB issued ASU 2023-07, Segment Reporting- Improvements to Reportable Segment Disclosures (Topic 280)	The guidance requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis.	December 31, 2024	We have adopted the new guidance as of December 31, 2024. The required disclosures have been included in the notes to the financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes — Improvements to Income Tax Disclosures (Topic 740)
This standard requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction.
		January 1, 2025	We are currently evaluating the impact that adoption of ASU 2023-09 will have on our financial statement disclosures.

3. Significant Transactions

Immunome License Agreement

In January 2024, the Company and Immunome, Inc. (“Immunome”) entered into an exclusive, worldwide license agreement under which Immunome licensed from Zentalis ZPC-21 (now known as IM-1021), a preclinical ROR1 antibody-drug conjugate (“ADC”) and proprietary ADC technology platform (the “Immunome License Agreement”). Simultaneously, the Company and Immunome entered into a stock issuance agreement (together with the Immunome License Agreement, the “Immunome License Agreements”). The upfront consideration from Immunome amounted to $40.6 million, which consisted of $15.0 million in cash and approximately 2.3 million shares (quantified using a 30-day volume average price) of Immunome common stock valued at approximately $25.6 million on the date of acquisition and accounted for as marketable equity securities on the condensed consolidated balance sheet. Changes to the fair value of the Immunome stock are recorded as a component of investment and other income, net within the condensed consolidated statement of operations. The Company was eligible to receive up to $275.0 million in development, regulatory and sales milestones as well as tiered royalties on net sales of licensed products.

The Company determined that the Immunome License Agreements fall within the scope of ASC 606, Revenue from Contracts with Customers (ASC 606) as Immunome has contracted to obtain goods and services that are an output of ordinary activities and is a customer. Furthermore, subsequent to the execution of the Immunome License Agreements, the Company is no longer an active participant in the research and is no longer exposed to the significant risks and rewards of the research. Management of the Company determined there was one combined performance obligation for the Immunome License Agreements and know-how given the deliverables are not distinct. The Company evaluated the performance obligation within the Immunome License Agreements and determined the combined performance obligation was satisfied at a point in time with Immunome as the Immunome Agreements represents a right to use the functional intellectual property as it exists at the time of the Immunome Agreements, the customer has significant risk and rewards of ownership of the asset and the customer has accepted the asset with the transfer of know-how within the quarter ended March 31, 2024. In addition, variable consideration consisting of milestone payments was evaluated based on the Company’s analysis that the possibility of achieving any of the milestone payments was remote, and therefore determined to be constrained and excluded from the transaction price.

Immunome Asset Sale

In October 2024, the Company and Immunome entered into an asset purchase agreement, pursuant to which Immunome purchased from the Company ZPC-21 (now known as IM-1021), a preclinical ROR1 ADC, and the Company’s proprietary ADC platform technology (the “Immunome Purchase Agreement”). The assets subject to the Immunome Asset Sale Agreement were previously licensed to Immunome under the Immunome License Agreement. Simultaneously, the Company and Immunome entered into a stock issuance agreement (together with the Immunome Purchase Agreement, the "Immunome Asset Purchase Agreements"). The upfront consideration from Immunome amounted to $30 million, which consisted of 1.8 million shares of Immunome common stock based on the trailing 30-day volume weighted average price of Immunome common stock (valued at approximately $21.9 million based on the closing price of Immunome's common stock on the date of acquisition), and $5.0 million of contingent consideration due upon the achievement of a developmental milestone. The developmental milestone was achieved in December 2024. Pursuant to the terms of the Immunome Stock Agreement, Zentalis is obligated to hold and not sell greater than 50% of the shares until the six-month anniversary of the closing date, subject to certain exceptions. The Immunome License Agreement terminated upon the parties’ entry into the Immunome Purchase Agreement.

The Company determined that the Immunome Asset Purchase Agreements fall within the scope of ASC 606, Revenue from Contracts with Customers (ASC 606) as Immunome has contracted to obtain goods and services that are an output of ordinary activities and is a customer. Furthermore, the Immunome Asset Purchase Agreements changes existing enforceable rights and obligations of the Immunome License Agreement and is accounted for as a contract modification. Management of the Company determined there was one combined performance obligation for the Immunome Asset Purchase Agreements. The Company evaluated the performance obligation within the Immunome Purchase Agreements and determined the performance obligation was satisfied at a point in time with Immunome as the Immunome Purchase Agreements represent the transfer of ownership of functional intellectual property as it exists at the time of the Immunome Purchase Agreements within the quarter ended December 31, 2024. In addition, variable consideration consisting of milestone payments was evaluated based on the Company’s analysis that the possibility of achieving the milestone payment was probable. During the twelve months ended December 31, 2024, the Company recognized revenue from milestone payments of $5.0 million.

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

The Company accounted for the common stock issued to Pfizer based on the fair market value of the common stock on the date of issuance. The fair value of the common stock issued to Pfizer was $20.8 million, based on the closing price of the Company’s common stock on the date of issuance, resulting in a $4.2 million premium. The Company determined that the premium paid by Pfizer for the common stock should be attributed to the transaction price of the Pfizer Development Agreement and accounted for as a reduction of research and development expense over the term of the anticipated research period of the project based on a percentage of total costs to be incurred. Research and development expense was reduced by $1.8 million and $1.3 million for the twelve months ended December 31, 2024 and 2023 to account for the premium paid by Pfizer on the Company’s common stock.

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

Pursuant to authoritative guidance, we recorded the identifiable assets, liabilities and noncontrolling interests in Kalyra at their fair value upon initial consolidation. The identified goodwill was comprised of the workforce and expected synergies from combining the entities. Total assets and liabilities of Kalyra as of December 31, 2024 and December 31, 2023 are zero and immaterial, respectively. The liabilities recognized as a result of consolidating Kalyra did not represent additional claims on our general assets. Pursuant to the authoritative guidance, the equity interest in Kalyra not owned by Zentalis was reported as a noncontrolling interest on our condensed consolidated balance sheets.

The following is a reconciliation of equity (net assets) attributable to the noncontrolling interest (in thousands):

	December 31,
	2024	2023
Noncontrolling interest at beginning of period	$107	$221
Net loss attributable to noncontrolling interest	(28)	(114)
Deconsolidation of Kalyra	(79)	—
Noncontrolling interest at end of period	$—	$107

5. Fair Value Measurement
Available-for-sale marketable debt securities consisted of the following (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$233,291	$731	$(81)	$233,941
US Treasury securities	84,160	43	(135)	84,068
	$317,451	$774	$(216)	$318,009

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$75,227	$60	$(15)	$75,272
Corporate debt securities	229,896	2,036	—	231,932
US government agencies	83,025	100	(78)	83,047
US Treasury securities	64,538	103	(11)	64,630
	$452,686	$2,299	$(104)	$454,881

As of December 31, 2024, six of our available-for-sale debt securities with a fair market value of $58.8 million were in a gross unrealized loss position of $0.2 million. When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of December 31, 2024, because we do not intend to sell these securities, and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.
Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	December 31, 2024	December 31, 2023
	Estimated Fair Value
Due within one year	$249,308	$267,336
After one but within five years	68,701	187,545
	$318,009	$454,881
Equity investment gains (losses) for the year ended December 31, 2024 are summarized as follows (in thousands):

December 31, 2024
Change in unrealized investment gains (losses) during the year on securities held at the end of the year	$(2,690)
Investment gains (losses) during the year on securities sold	7,918
Net gains (losses) recognized on equity securities	$5,228

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

The Company had $0.5 million in contingent consideration liabilities as of December 31, 2024 related to the agreement to terminate its Collaboration and License Agreements with Zentera. The contingent consideration balance is limited to one potential milestone payment measured at fair value (See Note 3 - Significant Transactions for additional information). The fair value of the contingent consideration is estimated based on the monetary value of the milestone discounted for the probability of achieving the milestone and a present value factor based on the timing of when the milestone is expected to be achieved. The value for the contingent consideration balance is based on significant inputs not observable in the market which represents Level 3 measurement within the fair value hierarchy. This liability existed as of December 31, 2023.

The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total estimated fair value
Cash equivalents:
Money market funds	$13,723	$—	$—	$13,723
Total cash equivalents:	13,723	—	—	13,723

Available-for-sale marketable securities:
Commercial paper	—	—	—	—
Corporate debt securities	—	233,941	—	233,941
US government agencies	—	—	—	—
US Treasury securities	—	84,068	—	84,068
Total available-for-sale marketable securities:	—	318,009	—	318,009

Immunome marketable equity securities	19,174	—	—	19,174

Total assets measured at fair value	$32,897	$318,009	$—	$350,906
Financial liabilities:
Contingent consideration	—	—	$500	$500
Total financial liabilities	$—	$—	$500	$500

	December 31, 2023
	Level 1	Level 2	Level 3	Total estimated fair value
Cash equivalents:
Money market funds	$4,755	$—	$—	$4,755
Total cash equivalents:	4,755	—	—	4,755

Available-for-sale marketable securities:
Commercial paper	—	75,272	—	75,272
Corporate debt securities	—	231,932	—	231,932
US government agencies	—	83,047	—	83,047
US Treasury securities	—	64,630	—	64,630
Total available-for-sale marketable securities:	—	454,881	—	454,881

Total assets measured at fair value	$4,755	$454,881	$—	$459,636
Financial liabilities:
Contingent consideration	—	—	500	500
Total financial liabilities	$—	$—	$500	$500

The following significant unobservable inputs were used in the valuation of the contingent consideration payable to Zentera pursuant to the Termination Agreement at December 31, 2024:

Contingent Consideration Liability	Fair Value as of December 31, 2024	Valuation Technique	Unobservable Input	Range
	(in thousands)
Milestone payment	$500	Discounted cash flow	Likelihood of occurrence	1.0%- 2.4%
			Discount rate	40%
			Expected term	Perpetuity

The following table reflects the activity for the Company’s contingent consideration, measured at fair value using Level 3 inputs (in thousands):

Contingent consideration at December 31, 2023	$500
Changes in the fair value of contingent consideration	—
Contingent consideration at December 31, 2024	$500

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2024. We had one instrument that was classified within Level 3 as of December 31, 2024 and one instrument classified as Level 3 as of December 31, 2023. As of December 31, 2024 and December 31, 2023, no material fair value adjustments were required for non-financial assets and liabilities.

6. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following (in thousands):

	December 31,
	2024	2023
Prepaid insurance	$249	$747
Prepaid software licenses and maintenance	509	691
Foreign R&D credit refund	—	500
Prepaid research and development expenses	8,788	13,640
Interest receivable	2,943	3,337
Deferred tax asset	101	38
Sublease assets	626	1,471
Other prepaid expenses	1,183	193
Total prepaid expenses and other current assets	14,399	20,617
Less long-term portion	4,417	6,818
Total prepaid expenses and other assets, current	$9,982	$13,799

7. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Lab equipment	$3,382	$3,069
Leasehold improvements	4,168	4,235
Office equipment and furniture	1,280	1,340
Computer equipment	143	150
Construction in process	—	173
Subtotal	8,973	8,967
Accumulated depreciation and amortization	(4,274)	(3,148)
Property and equipment, net	$4,699	$5,819
Depreciation and amortization expense was approximately $1.3 million, $1.4 million and $1.4 million for the years ended December 31, 2024, 2023 and 2022 respectively.

8. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2024	2023
Accrued research and development expenses	$28,715	$36,261
Accrued employee expenses	12,799	14,477
Accrued general and administrative expenses	642	1,032
Lease liability	3,072	2,623
Contingent consideration	500	500
Income taxes payable	—	281
Accrued legal expenses	408	1,047
Total accrued expenses	46,136	56,221
Less long-term portion	849	1,780
Total accrued expenses, current	$45,287	$54,441

9. Stockholders' Equity
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

In July 2022, the Company’s Board of Directors approved the Zentalis Pharmaceuticals, Inc. 2022 Employment Inducement Incentive Award Plan (the “2022 Inducement Plan”), which is used exclusively for the grant of equity awards to new employees as an inducement material to the employees’ entering into employment with the Company. As of December 31, 2024, the Board of Directors reserved 8,775,000 shares of the Company’s common stock for issuance pursuant to awards granted under the 2022 Inducement Plan.
As of December 31, 2024, 8,617,478 shares were subject to outstanding awards under the 2020 Plan and 5,535,685 shares were available for future grants of share-based awards under the 2020 Plan. As of December 31, 2024, 6,825,937 shares were subject to outstanding awards under the 2022 Inducement Plan and 1,917,063 shares were available for future grants of share-based awards under the 2022 Inducement Plan.
During 2024, we issued an aggregate of 687 shares of common stock in connection with the exercises of stock options for cash in the aggregate amount of approximately $8 thousand. We did not issue any shares of common stock in connection with grants of restricted stock awards ("RSA's"). We issued 488,833 shares of common stock, upon vesting of RSU's.
Total share-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Year ended December 31,
	2024	2023	2022
Research and development expense	$14,932	$24,519	$20,439
General and administrative expense	52,337	30,303	26,401
Total share-based compensation expense	$67,269	$54,822	$46,840
Share-based compensation expense by type of share-based award (in thousands):

	Year ended December 31,
	2024	2023	2022
Stock options	$49,307	$41,642	$36,338
RSAs and RSUs	17,721	12,816	10,075
Employee Stock Purchase Plan	241	364	427
	$67,269	$54,822	$46,840

Total unrecognized estimated compensation cost by type of award and the weighted average requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	December 31, 2024
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (Years)
Stock options	$45,729	2.8
RSUs	$8,437	2.7
Stock Options: The following table summarizes option activity for the year ended December 31, 2024. The amounts include stock options granted to both employees and non-employees:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	10,017,435	$26.59
Granted	8,595,802	$6.86
Exercised	(687)	$11.69
Cancelled	(5,243,249)	$22.54
Outstanding at December 31, 2024	13,369,301	$15.50	7.6	$—
Vested and expected to vest at December 31, 2024	13,369,301	$15.50	7.6	$—
Exercisable at December 31, 2024	4,547,429	$26.27	5.5	$—
The weighted average grant date fair value of stock options granted during the years ended December 31, 2024, 2023 and 2022 was $4.51 per share, $15.48 per share and $20.45 respectively. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was approximately immaterial, $0.3 million and $2.0 million, respectively.
The exercise price of stock options granted is equal to the closing price of the Company's common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company estimates expected volatility based on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company uses the “simplified method” for estimating the expected term of employee options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years). The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not issued any dividends and does not expect to issue dividends over the life of the options. As a result, the Company has estimated the dividend yield to be zero. The fair value of the stock options granted during the year ended December 31, 2024 was determined with the following assumptions:

Year ended December 31,
	2024	2023	2022
Expected volatility	75.3% - 83.2%	73.5% - 80.8%	73.6% - 80.5%
Average expected term (in years)	2.7 - 6.1	5.5 - 6.1	6.0 - 6.5
Risk-free interest rate	3.7% - 4.6%	3.4% - 4.7%	1.5% - 4.2%
Expected dividend yield	—%	—%	—%
Restricted Stock Awards: RSAs are shares of our common stock subject to forfeiture restrictions that lapse based on the awardee's continued employment or service. The shares covered by a RSA cannot be sold, pledged or otherwise disposed of until the awards vest, and any unvested shares will be forfeited following the awardee's termination of service.
The following table summarizes RSA activity for the year ending December 31, 2024. The amounts include RSAs granted to both employees and non-employees:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	949	$4.61
Vested	(949)	$4.61
Outstanding at December 31, 2024	—	$4.61
The total grant date fair value of RSAs vested during the years ended December 31, 2024, 2023 and 2022 was approximately $4 thousand, $0.7 million and $1.0 million, respectively. The fair value of RSAs vested during the years ended December 31, 2024, 2023 and 2022, was approximately $13.8 thousand, $2.7 million and $8.3 million, respectively.

Restricted Stock Units: An RSU is a promise by us to issue a share of our common stock upon vesting of the unit.
The following table summarizes RSU activity for the year ending December 31, 2024. The amounts include RSUs granted to both employees and non-employees:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	1,218,815	$23.30
Granted	2,257,264	$9.36
Vested	(488,833)	$24.14
Forfeited	(913,132)	$15.45
Outstanding at December 31, 2024	2,074,114	$11.38
The estimated fair value of the RSUs was based on the closing market value of our common stock on the date of grant. The total grant date fair value of RSUs vested during the years ended December 31, 2024, 2023 and 2022 was approximately $11.8 million, $9.7 million and $4.6 million, respectively. The fair value of RSUs vested during the years ended December 31, 2024, 2023 and 2022 was approximately $4.4 million, $7.7 million and $7.3 million, respectively.
Employee Stock Purchase Plan
Effective April 2020, the Company’s Board of Directors adopted, and the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which was subsequently amended and restated effective March 15, 2021 to provide for a share reserve of 2,000,000 shares. As of December 31, 2024, 1,865,179 shares were available for issuance under the 2020 ESPP.

The weighted average assumptions used to estimate the fair value of stock purchase rights under the 2020 ESPP are as follows:

	Year ended December 31,
	2024	2023	2022
ESPP
Volatility	83.3%	85.8%	74.0%
Expected term (years)	0.5	0.5	0.5
Risk free rate	3.8%	4.8%	1.6%
Expected dividend yield	—%	—%	—%

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
On March 6, 2023, we entered into a sublease agreement pursuant to which we sublet the office space located at 1359 Broadway, Suites 1710 and 1800 in New York, New York to a subtenant. As a result of certain triggering events, we performed an interim impairment test by comparing the carrying value of the long-lived asset group to its estimated fair value, which was determined based on the income approach using a discounted cash flow model. Estimates and assumptions used in the model included projected cash flows and a discount rate. As a result, we recorded an impairment expense of $5.0 million within our operating expenses against our operating lease right-of-use asset and fixed assets associated with this New York lease during the year ended December 31, 2023. For the year ended December 31, 2024, we recorded lease income of $1.4 million relating to this sublease, presented as other income in the statement of operations.
In December 2023, we entered into a lease for approximately 4,115 square feet of office space in New York, New York. In June 2024, we entered into an agreement to terminate this lease in exchange for consideration of $0.5 million.
Rent expense recorded by the Company under the leases was approximately $6.9 million, $6.9 million and $7.0 million for the years ended December 31, 2024, 2023 and 2022 respectively. We paid approximately $6.5 million, $6.4 million and $2.5 million of lease payments, respectively, during the years ended December 31, 2024, 2023 and 2022.
The following table presents the weighted average remaining lease term and weighted average discount rates related to our operating leases as of December 31, 2024:

Weighted average remaining lease term (in years)	7.8
Weighted average discount rate	9.0%

Approximate annual future minimum operating lease payments as of December 31, 2024 are as follows (in thousands):

Year	Amount
2025	$6,799
2026	7,278
2027	7,451
2028	7,760
2029	7,930
Thereafter	23,088
Total minimum lease payments:	60,306
Less: imputed interest	17,657
Total operating lease liabilities	42,649
Less: current portion	3,072
Lease liability, net of current portion	$39,577
11. Income Taxes
Zentalis Pharmaceuticals, Inc. is a corporation for tax purposes and is subject to income taxes which have been included in the consolidated financial statements.
The amount of net loss before income taxes and loss on equity method investment for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
U.S. net loss before income taxes	$(165,490)	$(293,284)	$(237,926)
Foreign net income (loss) before income taxes	(200)	378	344
Net loss before income taxes, including loss on equity method investment	$(165,690)	$(292,906)	$(237,582)
The following table presents the current and deferred income tax provision (benefit) for federal, state and foreign income taxes (in thousands):

	Year ended December 31,
	2024	2023	2022
Current tax provision:
Federal	$—	$—	$—
State	228	41	11
Foreign	12	249	298
Total current tax provision	240	290	309
Deferred tax provision:
Federal	—	(891)	(683)
State	—	—	(41)
Foreign	(63)	—	(54)
Total deferred tax provision	(63)	(891)	(778)
Total provision for income taxes:	$177	$(601)	$(469)
The following table is a reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total provision for income taxes (in thousands):

	Year ended December 31,
	2024		2023		2022
Expected tax at 21%	$(34,796)	21.0%	$(61,509)	21.0%	$(49,892)	21.0%
State income tax, net of federal tax	(2,565)	1.5%	(2,384)	0.8%	(4,222)	1.8%
Research credits	(7,393)	4.5%	(2,031)	0.7%	(12,558)	5.3%
Share-based compensation	11,295	(6.8)%	3,008	(1.0)%	1,245	(0.5)%
Deemed royalty	—	—%	8,263	(2.8)%	—	—%
Kalyra deconsolidation and impairment	2,461	(1.5)%	—	—%	—	—%
Other	320	(0.2)%	586	(0.2)%	(2,799)	1.2%
Section 162(m) limitations	2,985	(1.8)%	5,028	(1.7)%	3,950	(1.7)%
Effective Tax Rate Change	—	—%	(10,420)	3.6%	—	—%
Change in valuation allowance	27,870	(16.8)%	58,858	(20.1)%	63,807	(26.9)%
Provision for income taxes	$177	(0.1)%	$(601)	0.2%	$(469)	0.2%
Deferred income taxes as of each of the following periods reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our net deferred tax asset or liability are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets
Net operating loss	$98,506	$96,676
Compensation	2,411	2,451
Share-based compensation	11,375	11,486
ASC 842 lease liability	10,474	11,131
Intangibles	10,079	11,185
Capitalized research and experimental expenditures	85,872	66,500
Accrued liabilities	322	1,163
Research credits	36,849	29,055
Other	100	22
Total gross deferred tax assets	255,988	229,669
Valuation allowance	(247,025)	(219,292)
Net deferred tax assets	8,963	10,377
Deferred tax liabilities
Depreciable assets	(874)	(1,108)
ASC 842 right of use asset	(7,988)	(8,734)
Equity method investment	—	—
Other	—	(497)
Deferred tax liabilities	(8,862)	(10,339)
Net deferred tax assets	$101	$38
Realization of a portion of the Company's deferred tax assets is dependent upon the Company generating sufficient taxable income in future years to obtain benefit from the reversal of temporary differences. Management considered all available evidence under existing tax law and anticipated expiration of tax statutes and determined that a valuation allowance of $247.0 million and $219.3 million was required as of December 31, 2024 and 2023, for those deferred tax assets that are not expected to provide future tax benefits. The increase in valuation allowance was primarily related to capitalized research expenditures and the research and development credits during the period ended December 31, 2024.
At December 31, 2024, we have federal and state net operating loss ("NOL") carryforwards of approximately $404.2 million and $212.4 million, respectively. The federal NOL carryforwards generated in taxable years beginning prior to January 1, 2018 begin to expire in 2035. The federal NOL carryforwards generated in taxable years beginning after 2017 of $390.0 million can be carried forward indefinitely but may only be used to offset up to 80% of taxable income in future periods. The state NOL carryforwards begin to expire in 2035.
At December 31, 2024, we have federal and state research tax credit carryforwards, net of reserves, of approximately $30.0 million and $8.4 million, respectively. The federal credit carryforwards begin to expire in 2034, and the state credit carryforwards do not expire and can be carried forward indefinitely until utilized, except for $0.4 million which expire in 2032
Pursuant to Internal Revenue Code ("Code") Sections 382 and 383, annual use of the Company’s federal and California NOL and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has completed a Code Section 382 analysis through June 30, 2023 regarding the limitation of NOL carryforwards and other tax attributes. Under the Section 382 rules, the Company experienced ownership changes in 2015, 2019 and 2022. Additionally, several of the subsidiaries experienced an ownership change in 2020 based on the Section 382 rules for the time period prior to when the Company was a consolidated group for tax purposes. The Company’s attributes are subject to annual limitations the Company estimates that all tax attributes can be utilized prior to expiration. There is a risk that additional ownership changes may occur in the future. If a future change in ownership occurs, the NOL carryforwards and other tax attributes could be limited or restricted. Additionally, the Company’s NOLs prior to the tax consolidation are also subject to the separate return loss year (“SRLY”) rules. The SRLY rules may limit one member from offsetting taxable income with losses generated from another member prior to joining the consolidated group.
Uncertain Tax Positions
In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.
The following table reconciles the beginning and ending amount of unrecognized tax benefits for the fiscal years ended December 31, 2024, 2023 and 2022 (in thousands):

	December 31,
	2024	2023	2022
Gross unrecognized tax benefits at the beginning of the year	$4,214	$4,297	$2,835
Increase related to current year tax positions	1,151	857	1,112
Increase related to prior year tax positions	9,445	—	350
Decrease related to prior year tax positions	—	(940)	—
Gross unrecognized tax benefits at end of the year	$14,810	$4,214	$4,297
Included in the balance of unrecognized tax benefits at December 31, 2024 is $14.2 million that, if recognized, would not impact the Company's income tax benefit or effective tax rate as long as our deferred tax asset remains subject to a valuation allowance. The Company does not expect any significant increases or decreases to our unrecognized tax benefits within the next 12 months.
The Company recognizes interest and penalties related to unrecognized tax positions within the income tax expense line in the accompanying consolidated statements of operations. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2024 or December 31, 2023.
The Company files federal and state income tax returns in the United States as well as income tax returns in Australia. Due to the Company's unutilized NOLs and credits, all years remain subject to income tax examination by authorities. The Company is not currently under examination by federal, state or foreign jurisdictions.

12. Net Loss Per Common Share
Basic and diluted net loss per common share were calculated as follows (in thousands except per share amounts):

	Year ended December 31,
	2024	2023	2022
Numerator:
Net loss attributable to Zentalis	$(165,839)	$(292,191)	$(236,806)
Denominator:
Weighted average number of common shares outstanding, basic and diluted	71,080	65,409	52,857
Net loss per common share	$(2.33)	$(4.47)	$(4.48)
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
The following common stock equivalents have been excluded from the calculations of diluted net loss per common share because their inclusion would be antidilutive (in thousands):

	Year ended December 31,
	2024	2023	2022
Outstanding stock options	13,369	10,017	8,051
Unvested RSAs	—	1	126
Unvested RSUs	2,074	1,219	923
	15,443	11,237	9,100

13. Employee Savings Plan
We have an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate provided that they meet the requirements of the plan. The Company began making matching contributions under the plan during 2021. The Company has recorded as expense $1.7 million, $1.5 million and $1.4 million in matching contributions for the years ended December 31, 2024, 2023 and 2022 respectively.

14. Segment Reporting and Disaggregation of Relevant Expense Captions

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The determination of a single business segment is consistent with the consolidated financial information periodically reviewed by the Chief Executive Officer as chief operation decision maker ("CODM") in assessing segment performance and deciding how to allocate resources.

The CODM uses net income or loss to monitor budgets, forecasts and expected cash flows in assessing segment performance and in deciding how to allocate resources. The measure of segment assets is reported on the consolidated balance sheets as total assets.

The following table presents information about reported significant segment expenses and net loss (in thousands):

	Year ended December 31,
	2024	2023	2022
Revenues	$67,425	$—	$—
Less:
Research and development (1):
Azenosertib external development costs	75,837	67,019	48,841
Unallocated research and development expenses and discontinued programs	91,931	122,571	123,893
Total Research and development	167,768	189,590	172,734
General and administrative	87,115	64,351	54,553
Other (2)	(21,591)	$38,364	9,826
Net loss	(165,867)	(292,305)	(237,113)
Adjustments for cash used in operations:
Non-Cash expenses	11,547	78,619	60,110
Changes in working capital	(16,540)	5,864	13,252
Cash used in operations:	$(170,860)	$(207,822)	$(163,751)

(1) The Company tracks external development costs by product candidate or development program, but does not allocate personnel costs, general license payments made under our licensing arrangements or other internal costs to specific development programs or product candidates. These costs are included in unallocated research and development expenses and discontinued programs.

(2) Other consists of investment and other income, impairment charges, Zentera in-process research and development, Income tax expense (benefit), and loss on equity method investment.

Intra-entity sales were not significant for 2024, 2023 or 2022.
15. Subsequent Events
As previously disclosed, on January 22, 2025, the Board of Directors of Zentalis Pharmaceuticals, Inc. approved a strategic restructuring of the Company to support execution of late-stage development for azenosertib and extend its cash runway beyond a potentially registration-enabling azenosertib data readout from the Company’s DENALI Part 2 study, anticipated by the end of 2026.

In connection with this strategic restructuring, the Company expects to reduce its workforce by approximately 40%. The Company expects to incur one-time costs of approximately $7.0–$8.0 million, of which $6.3 - $7.1 million will result in future cash expenditures, in the first quarter of 2025 in connection with the workforce reduction. These costs consist primarily of cash expenditures related to one-time termination benefits (some of which are contractual), including severance, healthcare and related benefits, and other estimated non-cash expense. The Company estimates that the workforce reduction will be substantially completed in the second quarter of 2025. The estimate of costs that the Company expects to incur and the timing thereof are subject to a number of assumptions, and actual results may differ materially. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the actions described above.