Form 10-Q
period 2025-03-31
Zentalis Pharmaceuticals, Inc.
filed 2025-05-14
CIK 1725160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________
Commission File Number: 001-39263

Zentalis Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-3607803
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10275 Science Center Dr., Suite 200	92121
San Diego, California	(Zip Code)
(Address of principal executive offices)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 12, 2025, the registrant had 71,951,934 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “believe,” “estimate,” “predict,” “potential,” “design,” “support,” “advance,” “strive,” "opportunity," "upcoming," or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

◦our competitive position;
◦our expectations, projections and estimates regarding our capital requirements, need for additional capital, financing our future cash needs, costs, expenses, revenues, capital resources, cash flows, financial performance, profitability, tax obligations, liquidity, growth, contractual obligations, the period of time our cash resources will fund our current operating plan, our internal control over financial reporting and disclosure controls and procedures;
◦our prioritization of azenosertib (ZN-c3) and the potential for azenosertib to be first-in-class and best-in-class;
◦the ability of our clinical trials to demonstrate safety and efficacy of azenosertib and other positive results;
◦the global macroeconomic environment and increased inflation and interest rates;
◦our plans for, including the timing and focus of, our ongoing and future clinical trials of azenosertib, including the reporting of data from those studies and trials and the timing thereof, including DENALI Part 2 and our planned Phase 3 confirmatory study of monotherapy azenosertib in Cyclin E1+ PROC patients and our plans to conduct it concurrently with DENALI Part 2b;
◦the design of our clinical trials, such as for DENALI Part 2, including our estimates of the number of patients that we will enroll in our clinical trials;
◦the potential benefits of the measures in the DENALI Part 2 protocol for enhanced patient monitoring, guidance and supportive care;
◦the beneficial characteristics, safety, efficacy and therapeutic effects of azenosertib;
◦our and our collaborators' strategy, plans and expectations with respect to the development, manufacturing, supply, approval and commercialization of azenosertib and the timing thereof;
◦the designs of our studies and the type of information and data expected from our studies and the expected benefits thereof;
◦our ability to obtain and maintain any marketing authorizations and our ability to complete post-marketing requirements with respect thereto;
◦the timing and amounts of payments from or to our collaborators, licensors and purchasers of assets, and the anticipated arrangements and benefits under our collaboration and license agreements, including with respect to milestones and royalties;
◦our pipeline, including its potential, and our related research and development activities;
◦our plans relating to a companion diagnostic to identify patients with Cyclin E1+ PROC and other potential biomarkers to identify patients, and the costs thereof;
◦our plans relating to the further development of azenosertib, including program timelines, potential paths to registration, and additional indications we may pursue;
◦our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms and processes on a timely basis, or at all, with third-party payors for azenosertib and any future product candidates, if approved;
◦our plans to evaluate additional strategic opportunities to maximize the value of our pipeline;
◦our plans to develop azenosertib in combination with other therapies, resources allowing;
◦our existing collaborations and our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize azenosertib;
◦timing and likelihood of success of our development and commercialization efforts;

◦timing of expected milestones, and the announcement thereof;
◦the broad franchise potential of azenosertib;
◦the estimated size of the market opportunity for azenosertib, including the market opportunity for azenosertib in Cyclin E1+ platinum-resistant ovarian cancer ("PROC"), and our underlying assumptions thereof, including our estimate of the limited overlap between FRα-high PROC patients and those that have Cyclin E1 overexpression, and our belief that there is additional market opportunity for azenosertib outside of ovarian cancer across other solid tumors;
◦our expectations regarding the approval and use of azenosertib;
◦the timing or likelihood of regulatory filings and approvals;
◦our ability to obtain and maintain regulatory approval of azenosertib and any future product candidates;
◦our regulatory strategy, including the potential for DENALI Part 2, if successful, to support an accelerated approval for azenosertib;
◦existing laws, regulations and regulatory developments, including those relating to the new U.S. presidential administration, in the United States, the European Union, or the EU, and other jurisdictions;
◦our intellectual property position, including obtaining and maintaining patents, and the timing, outcome and impact of administrative, regulatory, legal and other proceedings relating to our patents and other proprietary and intellectual property rights, and the timing and resolution thereof;
◦our facilities and lease commitments;
◦accounting standards and estimates, their impact, and their expected timing of completion;
◦cybersecurity and information security;
◦expected ongoing reliance on third parties, including with respect to the development, manufacturing, supply and commercialization of azenosertib and any future product candidates;
◦insurance coverage;
◦estimated periods of performance of key contracts; and
◦the potential need to hire personnel and our ability to attract and retain personnel, and our ability to provide competitive compensation and benefits.
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

INDUSTRY AND OTHER DATA

This Quarterly Report contains industry, market and competitive position data from our own internal estimates and research as well as industry and general publications and research surveys and studies conducted by third parties. Industry publications, studies and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our internal data and estimates are based upon information obtained from trade and business organizations and other contacts in the markets in which we operate and our management’s understanding of industry conditions. While we believe that each of these studies and publications is reliable, we have not independently verified market and industry data from third-party sources. While we believe our internal company research is reliable and the market definitions are appropriate, neither such research nor definitions have been verified by an independent source.

The industry in which we operate is subject to risks and uncertainties due to a variety of factors, including those described in Part II, Item 1A., “Risk Factors” in this Quarterly Report. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

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
•Our success is highly dependent on our ability to attract and retain highly skilled executive officers and employees.
•Unfavorable U.S., global, political or economic conditions could adversely affect our business, financial condition or results of operations.
•Business interruptions could adversely affect our operations.
v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts and par value)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$41,929	$33,901
Marketable securities, available-for-sale	278,373	318,009
Marketable equity securities	12,151	19,174
Contracts receivable	—	5,000
Prepaid expenses and other current assets	10,429	9,982
Total current assets	342,882	386,066
Property and equipment, net	3,247	4,699
Operating lease right-of-use assets	31,925	32,528
Prepaid expenses and other assets	3,340	4,417
Restricted cash	2,627	2,627
Total assets	$384,021	$430,337
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,769	$7,438
Accrued expenses	41,661	45,287
Total current liabilities	49,430	52,725
Long-term lease liability	38,651	39,577
Other long-term liabilities	558	849
Total liabilities	88,639	93,151
Commitments and contingencies
EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 71,950,683 and 71,282,400 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	72	71
Additional paid-in capital	1,397,626	1,390,952
Accumulated other comprehensive income	358	558
Accumulated deficit	(1,102,674)	(1,054,395)
Total stockholders’ equity	295,382	337,186
Total liabilities and stockholders’ equity	$384,021	$430,337

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
License Revenue	$—	$40,560
Operating Expenses
Research and development	27,247	49,585
General and administrative	10,580	15,740
Restructuring	7,796	—
Total operating expenses	45,623	65,325
Loss from operations	(45,623)	(24,765)
Other Income (Expense)
Investment and other (expense) income, net	(2,656)	34,948
Net income (loss) before income taxes	(48,279)	10,183
Income tax expense	—	143
Net (loss) income	(48,279)	10,040
Net loss attributable to noncontrolling interests	—	(28)
Net (loss) income attributable to Zentalis	$(48,279)	$10,068
Earnings Per Share
Basic	$(0.67)	$0.14
Diluted	$(0.67)	$0.14
Weighted average common shares outstanding
Basic	71,678	70,898
Diluted	71,678	71,192

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Net (loss) income	$(48,279)	$10,040
Other comprehensive loss:
Unrealized loss on marketable debt securities	(200)	(1,421)
Total comprehensive (loss) income	(48,479)	8,619
Comprehensive loss attributable to noncontrolling interests	—	(28)
Comprehensive (loss) income attributable to Zentalis	$(48,479)	$8,647

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Operating Activities:
Consolidated net (loss) income	$(48,279)	$10,040
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	262	324
Fixed asset impairment	1,152	—
Share-based compensation	6,486	12,833
Loss on disposal of equipment	—	(66)
Non-cash impact of license revenue	—	(25,560)
Non-cash recognized loss (gain) mark-to-market of equity securities	7,023	(31,169)
Accretion of discounts on marketable securities, net	(1,034)	(2,764)
Deconsolidation of variable interest entity	—	(79)
Changes in operating assets and liabilities:
Contracts receivable	5,000	—
Prepaid expenses and other assets	663	(1,056)
Accounts payable and accrued liabilities	(4,023)	(15,249)
Operating lease right-of-use assets and liabilities, net	114	772
Net cash used in operating activities	(32,636)	(51,974)
Investing Activities:
Purchases of marketable securities	(19,530)	(10,115)
Proceeds from maturities of marketable securities	60,000	71,700
Proceeds from sale of property and equipment	5	—
Purchases of property and equipment	—	(40)
Net cash provided by investing activities	40,475	61,545
Financing Activities:
Proceeds from issuance of common stock under equity incentive plans	189	248
Net-settlement of restricted stock unit vesting	—	(241)
Net cash provided by financing activities	189	7
Net increase in cash, cash equivalents and restricted cash	8,028	9,578
Cash, cash equivalents and restricted cash at beginning of period	36,528	30,719
Cash, cash equivalents and restricted cash at end of period	$44,556	$40,297

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows for the periods presented:

	March 31,
	2025	2024
Cash and cash equivalents	$41,929	$37,616
Restricted cash	2,627	2,681
Total cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows	$44,556	$40,297
See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Three Months Ended March 31, 2025

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2024	71,282	$71	$1,390,952	$558	$(1,054,395)	$337,186
Share-based compensation expense	—	—	6,486	—	—	6,486
Other comprehensive loss	—	—	—	(200)	—	(200)
Issuance and withholding of common stock in connection with restricted stock unit vesting, net	530	1	(1)	—	—	—
Shares issued under employee stock purchase plan	139	—	189	—	—	189
Net loss attributable to Zentalis	—	—	—	—	(48,279)	(48,279)
Balance at March 31, 2025	71,951	$72	$1,397,626	$358	$(1,102,674)	$295,382

	Three Months Ended March 31, 2024

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2023	70,767	$70	$1,323,576	$2,194	$(888,556)	$107	$437,391
Share-based compensation expense	—	—	12,833	—	—	—	12,833
Other comprehensive income	—	—	—	(1,421)	—	—	(1,421)
Issuance and withholding of common stock in connection with restricted stock unit vesting, net	228	—	(241)	—	—	—	(241)
Deconsolidation of Kalyra	—	—	—	—	—	(79)	(79)
Shares issued under employee stock purchase plan	18	—	248	—	—	—	248
Net loss attributable to non-controlling interest	—	—	—	—		(28)	(28)
Net income attributable to Zentalis	—	—	—	—	10,068	—	10,068
Balance at March 31, 2024	71,013	$70	$1,336,416	$773	$(878,488)	$—	$458,771

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
Liquidity
Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statements issuance date. The Company determined that there are no conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that the interim unaudited condensed consolidated financial statements for the quarter ended March 31, 2025 are issued.
2. Interim Unaudited Financial Statements
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to a Quarterly Report on Form 10-Q. The year-end condensed consolidated balance sheet data were derived from the Company’s audited financial statements but do not include all disclosures required by U.S. GAAP. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 26, 2025. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operation for the periods presented, with such adjustments consisting only of normal recurring adjustments. Certain reclassifications have been made to the prior period condensed consolidated balance sheet to conform to the current period presentation.
The accompanying interim unaudited condensed consolidated financial statements include our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
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

Significant Accounting Policies
During the three months ended March 31, 2025 we adopted the following significant accounting policies not previously reported in the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Restructuring Expense
The Company recognizes and measures a liability for one-time employee termination benefits for which no future service is required once the plan of termination meets all of the following criteria and has been communicated to employees: (i) management commits to a plan of termination; (ii) the plan identifies the number of employees to be terminated and their job classifications or functions, locations and the expected completion date; (iii) the plan establishes the terms of the benefit arrangement; and (iv) it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. For one-time termination benefits for which future service is required, a liability is measured at the communication date based on its fair value as of the termination date and recognized ratably over the future service period. The Company recognizes and measures a liability for other related costs in the period in which the liability is incurred.

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
The Company determined that the Immunome License Agreements fell within the scope of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”) as Immunome has contracted to obtain goods and services that are an output of ordinary activities and is a customer. Furthermore, subsequent to the execution of the Immunome License Agreements, the Company was no longer an active participant in the research and was no longer exposed to the significant risks and rewards of the research. Management of the Company determined there was one combined performance obligation for the Immunome License Agreements and know-how given the deliverables are not distinct. The Company evaluated the performance obligation within the Immunome License Agreements and determined the combined performance obligation was satisfied at a point in time with Immunome as the Immunome License Agreements represented a right to use the functional intellectual property as it existed at the time of the Immunome License Agreements, the customer had significant risk and rewards of ownership of the asset and the customer had accepted the asset with the transfer of know-how within the quarter ended March 31, 2024. In addition, variable consideration consisting of milestone payments was evaluated based on the Company’s analysis that the possibility of achieving any of the milestone payments was remote, and therefore determined to be constrained and excluded from the transaction price.

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
The Company determined that the Immunome Asset Purchase Agreements fall within the scope of ASC 606, Revenue from Contracts with Customers, as Immunome has contracted to obtain goods and services that are an output of ordinary activities and is a customer. Furthermore, the Immunome Asset Purchase Agreements change existing enforceable rights and obligations of the Immunome License Agreements and is accounted for as a contract modification. Management of the Company determined there was one combined performance obligation for the Immunome Asset Purchase Agreements. The Company evaluated the performance obligation within the Immunome Asset Purchase Agreements and determined the performance obligation was satisfied at a point in time with Immunome as the Immunome Asset Purchase Agreements represented the transfer of ownership of functional intellectual property as it existed at the time of the Immunome Asset Purchase Agreements within the quarter ended December 31, 2024. In addition, variable consideration consisting of milestone payments was evaluated based on the Company’s analysis that the possibility of achieving the milestone payment was probable. During the twelve months ended December 31, 2024, the Company recognized revenue from milestone payments of $5.0 million and received payment during the three months ended March 31, 2025.
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
The Company accounted for the common stock issued to Pfizer based on the fair market value of the common stock on the date of issuance. The fair value of the common stock issued to Pfizer was $20.8 million, based on the closing price of the Company’s common stock on the date of issuance, resulting in a $4.2 million premium. The Company determined that the premium paid by Pfizer for the common stock should be attributed to the transaction price of the Pfizer Development Agreement and accounted for as a reduction of research and development expense over the term of the anticipated research period of the project based on a percentage of total costs to be incurred. Research and development expense was reduced by $0.1 million and $0.4 million for the three months March 31, 2025 and 2024 to account for the premium paid by Pfizer on the Company’s common stock.

4. Segment Reporting and Disaggregation of Relevant Expense Captions
The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The determination of a single business segment is consistent with the consolidated financial information periodically reviewed by the Chief Executive Officer as chief operating decision maker ("CODM") in assessing segment performance and deciding how to allocate resources.
The CODM uses net income or loss to monitor budgets, forecasts and expected cash flows in assessing segment performance and in deciding how to allocate resources. The measure of segment assets is reported on the consolidated balance sheets as total assets.
The following table presents information about reported significant segment expenses and net (loss) income (in thousands):

	Three months ended March 31,
	2025	2024
Revenues	$—	$40,560
Less:
Research and development (1):
Azenosertib external development costs	9,606	21,719
Unallocated research and development expenses and discontinued programs	17,641	27,866
Total research and development	27,247	49,585
General and administrative	10,580	15,740
Other (2)	(10,452)	34,805
Net (loss) income	$(48,279)	$10,040
Adjustments for cash used in operations:
Non-cash expenses	13,889	(46,481)
Changes in working capital	1,754	(15,533)
Cash used in operations:	$(32,636)	$(51,974)
(1) The Company tracks external development costs by product candidate or development program, but does not allocate personnel costs, general license payments made under our licensing arrangements or other internal costs to specific development programs or product candidates. These costs are included in unallocated research and development expenses and discontinued programs.
(2) Other consists of investment and other (expense) income, restructuring charges and income tax expense.

5. Fair Value Measurement
Available-for-sale marketable debt securities consisted of the following (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	193,656	408	(54)	194,010
US treasury securities	84,359	84	(80)	84,363
	$278,015	$492	$(134)	$278,373

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	233,291	731	(81)	233,941
US treasury securities	84,160	43	(135)	84,068
	$317,451	$774	$(216)	$318,009

As of March 31, 2025, five of our available-for-sale debt securities with a fair market value of $49.6 million were in a gross unrealized loss position of $134 thousand. Five have been in a gross unrealized loss position of $134 thousand for less than one year and none have been in a gross unrealized loss position for more than one year. When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of March 31, 2025, because we do not intend to sell these securities, and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	March 31, 2025	December 31, 2024
	Estimated Fair Value
Within one year	$248,837	$249,308
After one but within five years	29,536	68,701
	$278,373	$318,009

Equity investment gains (losses) comprised the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Change in unrealized investment gains (losses) during the year on securities held at the end of the period	$(7,023)	$31,169
Investment gains (losses) during the period on securities sold	—	—
Net gains (losses) recognized on equity securities	$(7,023)	$31,169
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
The Company had $0.5 million in contingent consideration liabilities as of March 31, 2025 related to the agreement to terminate its Collaboration and License Agreements with Zentera. The contingent consideration balance is limited to one potential milestone payment measured at fair value. The fair value of the contingent consideration is estimated based on the monetary value of the milestone discounted for the probability of achieving the milestone and a present value factor based on the timing of when the milestone is expected to be achieved. The value for the contingent consideration balance is based on significant inputs not observable in the market which represents Level 3 measurement within the fair value hierarchy.

The following table summarizes the financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets:
Cash equivalents:
Money market funds	$9,131	$—	$—	$9,131
Total cash equivalents:	9,131	—	—	9,131

Available-for-sale marketable securities:
Corporate debt securities	—	194,010	—	194,010
US treasury securities	—	84,363	—	84,363
Total available-for-sale marketable securities:	—	278,373	—	278,373

Immunome marketable equity securities	$12,151	$—	$—	$12,151

Total assets measured at fair value	$21,282	$278,373	$—	$299,655
Financial liabilities:
Contingent consideration	—	—	500	500
Total financial liabilities	$—	$—	$500	$500

	December 31, 2024
	Level 1	Level 2	Level 3	Total estimated fair value
Cash equivalents:
Money market funds	$13,723	$—	$—	$13,723
Total cash equivalents:	13,723	—	—	13,723

Available-for-sale marketable securities:
Corporate debt securities	—	233,941	—	233,941
US treasury securities	—	84,068	—	84,068
Total available-for-sale marketable securities:	—	318,009	—	318,009

Immunome marketable equity securities	19,174	—	—	19,174

Total assets measured at fair value	$32,897	$318,009	$—	$350,906
Financial liabilities:
Contingent consideration	—	—	500	500
Total financial liabilities	$—	$—	$500	$500

The following significant unobservable inputs were used in the valuation of the contingent consideration payable to Zentera pursuant to the Termination Agreement at March 31, 2025:

Contingent Consideration Liability	Fair Value as of March 31, 2025	Valuation Technique	Unobservable Input	Range
	(in thousands)
Milestone payment	$500	Discounted cash flow	Likelihood of occurrence	1.0% - 2.4%
			Discount rate	40%
			Expected term	Perpetuity
The following table reflects the activity for the Company’s contingent consideration, measured at fair value using Level 3 inputs (in thousands):

Contingent consideration at December 31, 2024	$500
Changes in the fair value of contingent consideration	—
Contingent consideration at March 31, 2025	$500
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2025. We had one instrument that was classified within Level 3 as of March 31, 2025. As of March 31, 2025 and December 31, 2024, no material fair value adjustments were required for non-financial assets and liabilities.
6. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Prepaid insurance	$172	$249
Prepaid software licenses and maintenance	471	509
Foreign R&D credit refund	193	—
Prepaid research and development expenses	8,081	8,788
Interest receivable	2,738	2,943
Deferred tax asset	103	101
Sublease assets	722	626
Other prepaid expenses	1,289	1,183
Total prepaid expenses and other assets	13,769	14,399
Less long-term portion	3,340	4,417
Total prepaid expenses and other assets, current	$10,429	$9,982

7. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Lab equipment	$—	$3,382
Leasehold improvements	4,168	4,168
Office equipment and furniture	1,277	1,280
Computer equipment	143	143
Subtotal	5,588	8,973
Accumulated depreciation and amortization	(2,341)	(4,274)
Property and equipment, net	$3,247	$4,699
Depreciation and amortization expense for the three months ended March 31, 2025 and 2024 was approximately $262 thousand and $324 thousand, respectively.
During the three months ended March 31, 2025, management determined that changes in circumstances indicated the carrying value of certain research and development equipment may not be recoverable and recorded an impairment charge of $1.2 million, which is reported in the Research and development expense line item of the condensed consolidated statement of operations.
8. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued research and development expenses	$25,621	$28,715
Accrued employee expenses	7,049	12,799
Accrued restructuring	4,411	—
Accrued general and administrative expenses	396	642
Lease liability	3,509	3,072
Contingent consideration	500	500
Accrued legal expenses	733	408
Total accrued expenses	42,219	46,136
Less long-term portion	558	849
Total accrued expenses, current	$41,661	$45,287

9. Stockholders’ Equity
Share-based Compensation
Effective April 2020, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2020 Incentive Award Plan (the “2020 Plan”), which allows for grants to selected employees, consultants and non-employee members of the Board of Directors. We currently grant stock options and restricted stock units (“RSUs”) under the 2020 Plan. Awards may be made under the 2020 Plan covering up to the sum of (1) 5,600,000 shares of common stock; plus (2) any shares forfeited from the unvested restricted shares of our common stock issued upon conversion of unvested Class B common units (up to 1,250,000 shares); plus (3) an annual increase on the first day of each fiscal year beginning with the fiscal year ending December 31, 2021 and continuing to, and including, the fiscal year ending December 31, 2030, equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by our Board of Directors.

As of March 31, 2025, 14,653,443 shares were subject to outstanding awards under the 2020 Plan and 2,699,732 shares were available for future grants of share-based awards under the 2020 Plan.
In July 2022, the Company’s Board of Directors approved the Zentalis Pharmaceuticals, Inc. 2022 Employment Inducement Incentive Award Plan (the “2022 Inducement Plan”), which is used exclusively for the grant of equity awards to new employees as an inducement material to the employees’ entering into employment with the Company. As of March 31, 2025, the Board of Directors has reserved 8,775,000 shares of the Company’s common stock for issuance pursuant to awards granted under the 2022 Inducement Plan.
As of March 31, 2025, 6,676,301 shares were subject to outstanding awards under the 2022 Inducement Plan and 1,901,699 shares were available for future grants of share-based awards under the 2022 Inducement Plan.
Total share-based compensation expense related to share based awards was comprised of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development expense	$3,381	$4,740
General and administrative expense	3,105	8,093
Total share-based compensation expense	$6,486	$12,833
Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock Options	$4,745	$9,874
Employee Stock Purchase Plan	62	53
RSAs and RSUs	1,679	2,906
	$6,486	$12,833
Stock Options and Restricted Stock Units
The exercise price of stock options granted is equal to the closing price of the Company’s common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company estimates expected volatility based on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company uses the “simplified method” for estimating the expected term of employee options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years). The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not issued any dividends and does not expect to issue dividends over the life of the options. As a result, the Company has estimated the dividend yield to be zero. The fair value of the stock options granted during the three months ended March 31, 2025 and March 31, 2024 was determined with the following assumptions:

	March 31, 2025	March 31, 2024
Expected volatility	55.9% - 66.8%	75.3% - 78.2%
Average expected term (in years)	5.9 - 6.1	6.0 - 6.1
Risk-free interest rate	4.0% - 4.4%	3.8% - 4.1%
Expected dividend yield	—%	—%
Employee Stock Purchase Plan
Effective April 2020, the Company’s Board of Directors adopted, and the Company’s stockholders approved the Zentalis Pharmaceuticals, Inc. 2020 Employee Stock Purchase Plan (the “ESPP”), which was subsequently amended and restated effective March 15, 2021. The maximum aggregate number of shares of the Company’s common stock available for issuance under the ESPP at March 31, 2025 was 1,726,004. Under the terms of the ESPP, the Company’s employees may elect to have up to 20% of their compensation, up to a maximum of $21,250 per calendar year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lower of the fair market value per share (at closing) of the Company’s common stock on (i) the first trading day of a six-month offering period, or (ii) the applicable purchase date, defined as the last trading day of the six-month offering period. The weighted average assumptions used to estimate the fair value of stock purchase rights under the ESPP during the period ended are as follows:

Ended March 31, 2025
ESPP
Volatility	64.9%
Expected term (years)	0.5
Risk free rate	4.4%
Expected dividend yield	—
Compensation Expense Summary
Total unrecognized estimated compensation cost by type of award and the weighted average requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	March 31, 2025
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$40,890	2.61
RSUs	15,645	2.16

During the three months ended March 31, 2025, we issued zero shares of common stock in connection with the exercises of stock options. Outstanding stock options and unvested RSUs totaling approximately 14.5 million shares and 6.9 million shares of our common stock, respectively, were outstanding as of March 31, 2025.

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

Leases
Our commitments include payments related to operating leases. Approximate annual future minimum operating lease payments as of March 31, 2025 are as follows (in thousands):

Year	Operating Leases
2025 (remaining)	$5,352
2026	7,278
2027	7,451
2028	7,760
2029	7,930
Thereafter	23,088
Total minimum lease payments:	58,859
Less: imputed interest	(16,699)
Total operating lease liabilities	42,160
Less: current portion	(3,509)
Lease liability, net of current portion	$38,651
The weighted-average remaining lease term of our operating leases is approximately 7.5 years.
On March 6, 2023, we entered into a sublease agreement pursuant to which we sublet the office space located at 1359 Broadway, Suites 1710 and 1800 in New York, New York to a subtenant. For the three months ended March 31, 2025, we recorded lease income of $0.4 million relating to our New York sublease.

11. Net Income (Loss) Per Common Share
Basic and diluted net (loss) income per common share were calculated as follows (in thousands except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net (loss) income attributable to Zentalis	$(48,279)	$10,068
Denominator:
Weighted average number of common shares outstanding for basic	71,678	70,898
Dilutive potential common stock outstanding
Stock options	—	—
Restricted Stock Units	—	294
Weighted average common shares outstanding for diluted earnings per share	71,678	71,192
Earnings per share
Basic	$(0.67)	$0.14
Diluted	$(0.67)	$0.14
Our potential and dilutive securities, which include outstanding stock options and unvested RSUs have been excluded from the computation of diluted net loss per common share as the effect would be anti-dilutive for the three months ended March 31, 2025.
The following common stock equivalents have been excluded from the calculations of diluted net income (loss) per common share because their inclusion would be antidilutive (in thousands).

	March 31,
	2025	2024
Outstanding stock options	11,214	12,233
Unvested RSUs	1,953	665
	13,167	12,898

12. Restructuring
On January 28, 2025, the Company announced a corporate restructuring, (the “Restructuring”) that reduced its work force by approximately 40%. The Company has substantially completed all of the activities included in the restructuring plan and all of the costs associated with the restructuring were incurred during the quarter ended March 31, 2025.
In connection with the Restructuring, the Company recorded restructuring charges of $7.8 million which are reported as a separate line item in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2025. The following table summarizes the components of the restructuring charges (in thousands):

	Three Months Ended March 31, 2025
	Accruals	Non-cash items	Total
Employee separation costs	$6,947	$806	$7,753
Other restructuring charges	43	—	43
	$6,990	$806	$7,796
Employee separation costs consist primarily of salaries and benefits earned during the minimum notification period proscribed by law and severance costs associated with the reduction in the Company’s workforce. Other restructuring charges consist of incremental direct costs associated with the Restructuring.

The following table sets forth activity in the restructuring liability (in thousands):

	Employee separation costs	Other restructuring charges	Total
Balance at December 31, 2024	$—	$—	$—
Accruals	6,947	43	6,990
Payments	(2,540)	(39)	(2,579)
Balance at March 31, 2025	$4,407	$4	$4,411
The Company records restructuring activities in accordance with ASC 420, Exit or Disposal Cost Obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition and operating results should be read together with our interim unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements based upon current plans, expectations and beliefs that involve significant risks and uncertainties. As a result of many important factors, including those set forth under “Risk Factors” in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.
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

We believe there is additional market opportunity for azenosertib outside of ovarian cancer across other solid tumor types, including uterine serous carcinoma, or USC, triple negative breast cancer, HER2+ solid tumors, and osteosarcoma. Some of these tumor types are being studied in a Company sponsored trial (TETON (ZN-c3-004) in USC) or investigator initiated clinical trials.

Clinical Development Program

The following ongoing and planned studies constitute the current clinical development program for azenosertib:

•Monotherapy – Phase 2 Clinical Trial in PROC (DENALI - ZN-c3-005).

▪DENALI Part 1b is a single-arm study that evaluated azenosertib monotherapy at our primary dose-of-interest, 400 mg QD 5:2 (intermittent daily dosing with a five days on, two days off dosing schedule), in 102 patients with PROC. Tissue collection for biomarker assessment was mandated in the study and upon a retrospective analysis, approximately 50% of the patients were Cyclin E1+ per our proprietary IHC cutoff. In January and March of 2025, we announced clinical data from this study, which is described in the next section below titled “Clinical Data – DENALI Part 1b.”

▪DENALI Part 2 is designed to enroll approximately 100 patients with Cyclin E1+ PROC at the selected dose who have received one to three prior lines of therapy, or for patients whose tumors are also FRα-high and who have received mirvetuximab soravtansine, one to four prior lines of therapy. We have aligned with the FDA on the design of our DENALI Part 2 study in patients with Cyclin E1+ PROC, which allows for seamless enrollment across Parts 2a and 2b. DENALI Part 2a is designed to confirm 400 mg QD 5:2 as the primary dose-of-interest by enrolling approximately 30 patients at each of two dose levels, 400 mg QD 5:2 and 300 mg QD 5:2. DENALI Part 2b is designed to enroll approximately 70 patients at a single dose, the selection of which will be informed by the Part 2a results subject to FDA feedback. In April 2025, we announced that the first patient was dosed in DENALI Part 2a. We anticipate disclosing topline data from DENALI Part 2 by year end 2026. DENALI Part 2, if successful, has the potential to support an accelerated approval, subject to FDA review. The FDA has granted Fast Track Designation to azenosertib for the treatment of patients with PROC who are positive via Cyclin E1 IHC for protein levels.

•Monotherapy – Phase 3 Clinical Trial in Cyclin E1+ PROC. We plan to conduct a randomized Phase 3 clinical trial of azenosertib versus standard-of-care chemotherapy for the treatment of patients with Cyclin E1+ PROC designed to support a full approval of azenosertib in this setting, which we plan to conduct concurrently with DENALI Part 2b, subject to FDA feedback.

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

The following chart is a graphical representation of our current clinical development program for azenosertib:

INDICATION	TRIAL NAME + DEVELOPMENT APPROACH	PHASE 1	PHASE 2	PHASE 3
Studies for Lead Indication	**PROC** *Monotherapy*	**DENALI Part 1b**	Ongoing Study	Ongoing Study	
		DENALI Part 2a + Part 2b Registration-intent Cyclin E1+ *FDA Fast Track Designation*	Planned Study	Planned Study	
		Randomized Confirmatory Study Azenosertib vs. SOC chemo Cyclin E1+	Planned Study	Planned Study	Planned Study
Other Studies Ongoing	**Uterine Serous Carcinoma** *Monotherapy*	**TETON (ZN-c3-004)** *FDA Fast Track Designation*	Ongoing Study	Ongoing Study	
	Ovarian Cancer *Combination*	**ZN-c3-002** Azenosertib + multiple chemo backbones and bevacizumab	Ongoing Study		
	BRAF Mutant Colorectal cancer *Combination*	**ZN-c3-016** Azenosertib + encorafenib and cetuximab	Ongoing Study	Pfizer	

Ongoing Study | Planned Study

Clinical Data – DENALI Part 1b

In January 2025, we announced data from DENALI Part 1b (n=102). As of the December 2, 2024 data cutoff, in patients with Cyclin E1+ PROC tumors who were response-evaluable (patients who had at least one scan after receiving azenosertib), an objective response rate, or ORR, of 34.9% (15/43; 95% confidence interval, or CI: 21.0 - 50.9) was observed. In the intent-to-treat patients with Cyclin E1+ PROC (patients who received at least one dose of azenosertib), the ORR was 31.3% (15/48; 95% CI: 18.7 - 46.3). As of the December 2, 2024 data cutoff, the median duration of response, or mDOR, for the intent-to-treat population was still maturing and was approximately 5.5 months (95% CI: 2.7 - not estimable).

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

In March 2025 at the Society of Gynecologic Oncology 2025 Annual Meeting on Women’s Cancer, or SGO, we disclosed updated data from DENALI Part 1b reflecting a January 13, 2025 data cutoff. As of the January 13, 2025 data cutoff, the ORR in patients with Cyclin E1+ PROC tumors who were response-evaluable remained at 34.9% (15/43; 95% CI: 21.0 - 50.9). The safety and tolerability profile presented at SGO reflected treatment-related adverse events occurring in 10% or greater of patients and was consistent with the safety and tolerability profile reflected in the December 2, 2024 data cutoff, with no new safety findings. As previously disclosed in January 2025, the mDOR for the intent-to-treat population in DENALI Part 1b was still maturing. As of the January 13, 2025 data cutoff, the ongoing mDOR had increased to approximately 6.3 months (95% CI: 2.7 - not estimable) and continues to mature as patients remained on study as of the data cutoff.

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

Since inception, we have incurred significant operating losses. Our net losses were $165.9 million for the year ended December 31, 2024. We had net losses of $48.3 million and net income of $10.0 million for the three months ended March 31, 2025 and March 31, 2024, respectively. We had an accumulated deficit of $1.1 billion as of March 31, 2025. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We had cash, cash equivalents and marketable securities of $332.5 million as of March 31, 2025. We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements into late 2027. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

License Agreements and Strategic Collaborations
Recurium IP Holdings, LLC License Agreement
In December 2014, our wholly owned subsidiary, Zeno Pharmaceuticals, Inc., entered into a license agreement, or the Recurium Agreement, with Recurium IP Holdings, LLC, or Recurium IP, which was subsequently amended, under which Zeno Pharmaceuticals, Inc. was granted an exclusive worldwide license to certain intellectual property rights owned or controlled by Recurium IP to develop and commercialize pharmaceutical products for the treatment or prevention of disease, other than for providing pain relief. Following certain historical corporate restructuring as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, our wholly owned subsidiary, Zeno Management, Inc., or ZMI, became the Zentalis contracting party to the Recurium Agreement. The intellectual property rights exclusively licensed by ZMI under the Recurium Agreement include certain intellectual property covering azenosertib. ZMI has the right to sublicense its rights under the Recurium Agreement, subject to certain conditions. ZMI is required to use commercially reasonable efforts to develop and commercialize at least one product that comprises or contains a compound modulating one of ten specific biological targets and to execute certain development activities.

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
Immunome Agreements
In January 2024, we entered into an exclusive, worldwide license agreement with Immunome, or the Immunome License Agreement, under which Immunome licensed from us ZPC-21 (now known as IM-1021), a preclinical ROR1 ADC with best-in-class potential, and our proprietary ADC platform technology, or the ADC Assets. Under the terms of the deal, we received an up-front payment of $35 million in cash and Immunome common stock (with the stock valued at the trailing 30-day volume-weighted average price). In October 2024, we entered into an asset purchase agreement with Immunome, pursuant to which Immunome purchased the ADC Assets, or the Immunome Purchase Agreement. We received $25 million worth of Immunome common stock, with the shares valued at the trailing 30-day volume-weighted average price of Immunome's common stock. On the date of execution of the transaction, the Immunome stock was valued at $21.9 million based on the closing price of Immunome's common stock on that date. In the first quarter of 2025, we also received $5.0 million of contingent consideration following the achievement of a developmental milestone in December 2024. The Immunome License Agreement terminated upon the parties’ entry into the Immunome Purchase Agreement..
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
The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended March 31,
	2025	2024
Azenosertib	$9,606	$21,719
Unallocated research and development expenses and discontinued programs	17,641	27,866
Total research and development expenses	$27,247	$49,585
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Following the strategic restructuring announced in January 2025 for which we incurred certain associated non-recurring expenses in the first quarter of 2025, we expect an initial decrease in research and development expenses; however, if our azenosertib development program continues to advance successfully, we expect our research and development expenses to increase as we initiate and execute our Phase 3 confirmatory study and prepare for commercialization.
The successful development of our product candidates is highly uncertain. At this time, we cannot determine with certainty the duration and costs of our existing and future clinical trials of azenosertib or any other product candidate we may develop or if, when, or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of azenosertib and any other product candidate we may develop in the future will depend on a variety of factors, including:
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
Following the strategic restructuring announced in January 2025 for which we incurred certain associated non-recurring expenses in the first quarter of 2025, we expect an initial decrease in general and administrative expenses; however, if our azenosertib development program continues to advance successfully, we expect our general and administrative expenses to increase as we initiate and execute our Phase 3 confirmatory study and prepare for commercialization. We also expect to continue to incur expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements; director and officer insurance costs; and investor and public relations costs.
Restructuring Expenses
Restructuring expenses consist of involuntary employee termination benefits pursuant to a one-time benefit arrangement.
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
Results of Operations
Comparison of Three Months Ended March 31, 2025 to Three Months Ended March 31, 2024
The following table summarizes our results of operations for the periods indicated, together with the changes in those items in dollars:

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024
	(in thousands)
License Revenue	$—	$40,560	$(40,560)
Operating Expenses
Research and development	$27,247	$49,585	$(22,338)
General and administrative	10,580	15,740	(5,160)
Restructuring	7,796	—	7,796
Total operating expenses	45,623	65,325	(19,702)
Loss from operations	(45,623)	(24,765)	(20,858)
Other Income (Expense)
Investment and other (expense) income, net	(2,656)	34,948	(37,604)
Net loss before income taxes	(48,279)	10,183	(58,462)
Income tax expense (benefit)	—	143	(143)
Net loss	(48,279)	10,040	(58,319)
Net loss attributable to noncontrolling interests	—	(28)	28
Net loss attributable to Zentalis	$(48,279)	$10,068	$(58,347)
License Revenue
License revenue for the three months ended March 31, 2025 , was zero compared to $40.6 million for the three months ended March 31, 2024. The decrease relates to the Immunome License Agreement and related share issuance agreement with Immunome entered during the three months ended March 31, 2024.

Research and Development Expenses
Research and development expenses for the three months ended March 31, 2025 were $27.2 million, compared to $49.6 million for the three months ended March 31, 2024. The decrease of $22.4 million was primarily due to decreases of $10.7 million for clinical expenses, $4.8 million for drug manufacturing, $3.5 million for lab services and $5.1 million related to consulting and personnel expenses, including non-cash stock-based compensation. These decreases were partially offset by the one-time impairment charge of $1.2 million related to the disposal of research and development equipment and an increase of $0.5 million for allocated overhead.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2025 were $10.6 million, compared to $15.7 million during the three months ended March 31, 2024. This decrease of $5.1 million was attributable to non-cash stock-based compensation.

Restructuring Expenses
On January 22, 2025, our Board of Directors approved a strategic restructuring of the Company to support execution of late-stage development for azenosertib, and extend its cash runway beyond a potentially registration-enabling azenosertib data readout from the Company’s DENALI Part 2 study, anticipated by the end of 2026. In connection with this strategic restructuring, the Company reduced its workforce by approximately 40%.

Restructuring expenses for the three months ended March 31, 2025 were $7.8 million, compared to zero during the three months ended March 31, 2024.

Investment and Other Income (Expense), Net
Investment and other income (expense), net was $(2.7) million for the three months ended March 31, 2025, compared to $34.9 million for the three months ended March 31, 2024. The decrease of $37.6 million was primarily driven by decreases in the fair value of Immunome stock of $38.3 million and a decrease of $2.2 million in returns on invested cash and marketable debt securities. The decreases were partially offset by a reduction of one-time miscellaneous expenses incurred in 2024.
Liquidity and Capital Resources
Since our inception, our operations have been limited to organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product pipeline. We do not have any products approved for commercial sale and have not generated any revenues from product sales and we have incurred significant operating losses. Following the strategic restructuring announced in January 2025 for which we incurred certain associated non-recurring expenses in the first quarter of 2025, we expect an initial decrease in expenses; however, if our azenosertib development program continues to advance successfully, we expect our expenses to increase as we initiate and execute our Phase 3 confirmatory study and prepare for commercialization.
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
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity securities. From inception through March 31, 2025, we raised a total of $1.2 billion in gross proceeds from the sale of shares of our common stock and convertible preferred units. As of March 31, 2025, we had $41.9 million in cash and cash equivalents, $278.4 million in marketable debt securities, $12.2 in marketable equity securities, and an accumulated deficit of $1.1 billion. We maintain the majority of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. We had no indebtedness as of March 31, 2025.

ATM Program
In May 2021, we entered into a sales agreement, or the Sales Agreement, with Leerink Partners LLC, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $75.0 million in “at-the-market” offerings, or the ATM, under our Registration Statement on Form S-3 (File No. 333-286122) filed with the U.S. Securities and Exchange Commission, or the SEC, on March 26, 2025. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act of 1933, as amended, or the Securities Act, including sales made directly through The Nasdaq Global Market or any other existing trading market for our common stock. During the quarter ended March 31, 2025, we did not sell any shares of common stock under the Sales Agreement. As of March 31, 2025, there was $75.0 million of our common stock remaining available for sale under our ATM.
Cash Flows
The following table summarizes our sources and uses of cash for the period presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(32,636)	$(51,974)
Net cash provided by investing activities	40,475	61,545
Net cash provided by financing activities	189	7
Net increase in cash and cash equivalents	$8,028	$9,578
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2025 was $32.6 million, consisting primarily of our net loss of $48.3 million as we incurred expenses associated with research and development activities for our product candidates and incurred general and administrative expenses, as well as changes in operating assets and liabilities of $1.8 million and by non-cash adjustments of $13.9 million.
Net cash used in operating activities for the three months ended March 31, 2024 was $52.0 million, consisting primarily of our net income of $10.0 million offset by expenses associated with research and development activities for our product candidates and incurred general and administrative expenses, as well as changes in operating assets and liabilities of $15.5 million, partially offset by non-cash adjustments of $46.4 million.
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2025 of $40.5 million was attributable to proceeds of maturities of marketable securities of $60.0 million, offset by net investment of excess cash of $19.5 million.
Net cash provided by investing activities for the three months ended March 31, 2024 of $61.5 million was attributable to proceeds of maturities of marketable securities of $71.7 million, offset by net investment of excess cash of $10.1 million and purchases of property and equipment of $40 thousand.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2025 of $189.0 thousand was provided from the issuance of common stock under equity incentive plans.
Net cash provided by financing activities for the three months ended March 31, 2024 of $7 thousand consists of $248 thousand provided from the issuance of common stock under equity incentive plans offset by cash used in the net-settlement of restricted stock unit vesting.
Funding Requirements
Following the strategic restructuring announced in January 2025 for which we incurred certain associated non-recurring expenses in the first quarter of 2025, we expect an initial decrease in expenses; however, if our azenosertib development program continues to advance successfully, we expect our expenses to increase as we initiate and execute our Phase 3 confirmatory study and prepare for commercialization. Our future capital requirements will depend on many factors, including:
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
•the costs to seek regulatory approval for azenosertib for the treatment of Cyclin E1+ PROC and support our diagnostic partner's seeking regulatory approval of a companion diagnostic to identify patients with Cyclin E1+ PROC, and resources allowing, seek regulatory approval of azenosertib for additional oncology indications, assuming supportive clinical data; and
•the costs to seek regulatory approval for any future product candidates and, if needed, diagnostics tools for biomarkers associated with such product candidates, that successfully complete clinical development, resources allowing.

As of March 31, 2025, we have $3.5 million and $38.7 million in current and long-term lease liabilities, respectively. We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements into late 2027. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
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
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates from our disclosure reported in “Critical Accounting Estimates” in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We have no products approved for commercial sale and have not generated any revenue from product sales. To date, we have devoted substantially all of our resources and efforts to organizing and staffing our company, business planning, executing partnerships, raising capital, discovering, identifying and developing potential product candidates, securing related intellectual property rights, and conducting preclinical studies and clinical trials of our product candidates, including the ongoing clinical trials of azenosertib. We have not yet demonstrated our ability to obtain marketing approvals, supply a product at commercial scale or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our future success or viability than it could be if we had a longer operating history.
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
We have incurred net losses in almost every reporting period since our inception, we have not generated any revenue from product sales to date, and we have financed our operations principally through private financings, our initial public offering, or IPO, and follow-on public offerings of our common stock. We incurred a net loss of $165.9 million for the year ended December 31, 2024. We had a net loss of $48.3 million and a net income of $10.0 million for the three months ended March 31, 2025 and March 31, 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $1.1 billion. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential products.

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

•maintaining marketing approvals, including our diagnostic partner's maintaining its marketing approval of a companion diagnostic to identify patients with Cyclin E1+ PROC, and making any required post-marketing approval commitments to applicable regulatory authorities;
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. Following our strategic restructuring announced in January 2025 for which we incurred the associated non-recurring expenses in the first quarter of 2025, we expect an initial decrease in expenses; however, if our azenosertib development program continues to advance successfully, we expect our expenses to increase as we initiate and execute our Phase 3 confirmatory study and prepare for commercialization. Even if azenosertib or any future product candidate that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond our expectations if we are required by the FDA, the European Medicines Agency, or the EMA, or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. We are incurring costs related to collaborating with a diagnostic company for the development, manufacturing and supply of a companion diagnostic to identify patients with Cyclin E1+ PROC, and we may in the future incur costs relating to additional diagnostic tools for biomarkers associated with azenosertib and any future product candidates. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for any of our product candidates, including azenosertib, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We have also incurred, and expect to continue to incur, costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations.

As of March 31, 2025, we had cash and cash equivalents and marketable securities of $332.5 million. Based on current business plans, we believe that our existing cash, cash equivalents and marketable securities as of March 31, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements into late 2027, but will not be sufficient to fund all of the activities that are necessary to complete the development of azenosertib and any future product candidates. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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
We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Market volatility resulting from public health emergencies, U.S. and global economic issues, global supply chain disruptions, international political instability, rising inflation and interest rates or other factors could also adversely impact our ability to access capital as and when needed. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our clinical trials or future commercialization efforts.
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

•the frequency and severity of adverse events, or AEs, observed in clinical trials;
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
•the maintenance of existing or the establishment of new supply arrangements with third-party drug substance and drug product suppliers and manufacturers for clinical development of azenosertib
•the maintenance of existing, or the establishment of new, scaled production arrangements with third-party manufacturers to obtain finished products that are appropriate for commercial sale of azenosertib, if approved, including for supplies of drugs that we are testing in combination with azenosertib;
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
Collaborations involving our product candidates and any future research programs or product candidates we may develop pose risks to us, including the following:
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
In addition, the regulatory landscape related to clinical trials in the EU has evolved in the last few years. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR three-year transition period ended on January 31, 2025, and all clinical trials (including related applications) are now fully subject to the provisions of the CTR. Compliance with the CTR requirements by us, our collaborators and third-party service providers, such as CROs, may impact our development plans.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial; or by the FDA or ex-U.S. regulatory authorities. Such a suspension or termination may be due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or ex-U.S. regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects resulting in the imposition of a clinical hold, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments will require us to resubmit our clinical trial protocols to IRBs or ethics committees for reexamination, which may impact the costs, timing or successful completion of a clinical trial.
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
In addition, we may have difficulty in establishing or maintaining development relationship with diagnostic partners, and we will face competition from other companies in establishing and maintaining these partnerships. We face similar risks with our relationships with diagnostic partners as we face with other collaborations - see "We have and in the future may enter into collaborations with third parties for the research, development and commercialization of certain of the product candidates we may develop. If any of these collaborations is not successful, we may not be able to capitalize on the market potential of those product candidates." above for more information.

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
We may publicly disclose initial, preliminary or topline data from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the initial, topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Certain of these data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, initial, topline and preliminary data should be viewed with caution until the final data are available. For example, in January 2025, we announced monotherapy azenosertib clinical data in patients with Cyclin E1+ PROC, who were identified using a proprietary immunohistochemistry cutoff defined by retrospective tissue analysis utilizing a Cyclin E1 biomarker assay. In our DENALI Part 2 clinical trial, we are identifying patients using our proprietary immunohistochemistry cutoff with a prospective tissue analysis utilizing the Cyclin E1 biomarker assay. If we have not identified the optimal immunohistochemistry cutoff, or if our Cyclin E1 biomarker assay does not function as it functioned previously, or if the historical correlation between retrospective tissue analysis and response rates is not replicated with prospective tissue analysis, then the clinical data we announced in January 2025 may be materially different in DENALI Part 2 and in future studies.

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
•for combination therapies, the availability of the combination product;
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
•the risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they may be late-stage cancer patients, will not survive the full terms of the clinical trials, and
•Geopolitical changes may impact the ability to enroll in countries selected for clinical trials.

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
The FDA has granted fast track designation for azenosertib in (i) patients with advanced or metastatic USC who have received at least one prior platinum-based chemotherapy regimen for management of advanced or metastatic disease, and (ii) for the treatment of patients with platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer who are positive via Cyclin E1 immunohistochemistry for protein levels, and we intend to seek such designation for some or all of our future product candidates when applicable. The fast track program is intended to expedite or facilitate the process for reviewing new product candidates that meet certain criteria. Specifically, drugs and biologic are eligible for fast track designation if they are intended, alone or in combination with one or more drugs or biologics, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA or BLA is submitted, the application may be eligible for priority review. An NDA or BLA submitted for a fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the NDA or BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

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
The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products, product candidates and processes competitive with azenosertib and any future product candidates. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the indications for which we are currently developing azenosertib and for the indications for which we may attempt to develop azenosertib and any future product candidates. In addition, our products may need to compete with off-label drugs used by physicians to treat the indications for which we seek approval. This may make it difficult for us to replace existing therapies with our products.
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
Because we have limited financial and managerial resources, we focus on product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on and current prioritization of azenosertib and any future product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.
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
In August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discount program (beginning in 2025). CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation. For more information about the IRA and pricing regulations at the state level, see “Risks Related to Regulatory Approval and Other Legal Compliance Matters – We may face difficulties from changes to current regulations and future legislation.” below.

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
If azenosertib or any future product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial, or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly.
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
If significant AEs or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA or ex-U.S. regulatory authorities, or an IRB (or similar body) may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects.

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
We are conducting international clinical trials for azenosertib and may in the future conduct international clinical trials for other product candidates. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or ex-U.S. regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from ex-U.S. clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of ex-U.S. data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to current GCP requirements; and (iii) the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA's clinical trial requirements, including the adequacy of the patient population studied and statistical powering, must be met. Furthermore, even where the ex-U.S. study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many ex-U.S. regulatory authorities have similar approval requirements. In addition, such ex-U.S. trials would be subject to the applicable local laws of the ex-U.S. jurisdictions where the trials are conducted. There can be no assurance that the FDA or any ex-U.S. regulatory authority will accept data from trials conducted outside of its applicable jurisdiction. If the FDA or any ex-U.S. regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction.
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
The FDA’s and ex-U.S. regulatory authorities’ policies or implementation of existing policies may change and additional government regulations may be enacted, including as a result of the new U.S. presidential administration, that could prevent, limit or delay regulatory approval of our product candidates. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad.
The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If any of our product candidates is approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.
Changes and/or disruptions at the FDA, the SEC and other government agencies, including as a result of the new presidential administration, funding shortages, staffing changes or limitations, or global health concerns could prevent those agencies from performing business functions as they were previously performed and on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA and other regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes, changes in presidential administrations, political fluctuations, and other events that may otherwise affect the FDA’s and ex-U.S. regulatory authorities’ ability to perform routine functions. Average review times at the FDA and ex-U.S. regulatory authorities have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Changes and/or disruptions at the FDA, including as a result of the new presidential administration, and other agencies, such as the EMA following its relocation to Amsterdam, and resulting staff changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example in previous years, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Further, in our operations as a public company, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
If a prolonged government shutdown occurs, if renewed global health concerns prevent the FDA or other regulatory authorities from conducting their regular reviews or other regulatory activities, or if there are delays and slowdowns caused by reductions in force of government employees or for other reasons. Further, the current U.S. presidential administration has issued certain policies and executive orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities as they were previously conducted. These actions could significantly impact the ability of the FDA or ex-U.S. regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We plan to seek accelerated approval from the FDA for monotherapy azenosertib for the treatment of Cyclin E1+ PROC, subject to supportive clinical data and FDA review. In addition, we may in the future seek accelerated approval or another form of expedited development or review for azenosertib in another indication or future product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional confirmatory studies to verify and describe the drug’s clinical benefit. If such confirmatory studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug on an expedited basis. In addition the Food and Drug Omnibus Reform Act of 2022 provided the FDA statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval and additional oversight over confirmatory trials. Under these provisions, the FDA may, among other things, require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.

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

Prior to seeking accelerated approval or another form of expedited development or review for any of our product candidates, we intend to seek feedback from the FDA or ex-U.S. regulatory authorities and will otherwise evaluate our ability to seek and receive accelerated approval or another form of expedited development or review. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA or BLA, whichever is applicable, for accelerated approval or another form of expedited development, review or approval. Furthermore, if we decide to submit an application for accelerated approval or another form of expedited development, review or approval for azenosertib or any future product candidate, there can be no assurance that such submission or application will be accepted or that any such expedited development, review or approval will be granted on a timely basis, or at all. The FDA or ex-U.S. regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for azenosertib or any our product candidate would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

We may face difficulties from changes to current regulations and future legislation.
Existing regulatory policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of azenosertib and any future product candidates and affect our ability to profitably sell our products for which we receive approval. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, including by executive order, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. New and changing laws and regulations, including by executive order, may also create uncertainty about how existing laws and regulations will be interpreted and applied, including pricing. If the Company is found to have violated laws and regulations, it could materially adversely affect the Company’s business, results of operations and financial condition.

For example, in March 2010, the Affordable Care Act, or the ACA, was passed, which substantially changes the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. It is unclear how other healthcare reform measures will impact our business.
Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in executive orders, several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most significantly, on August 16, 2022, the IRA was signed into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023, as applicable); and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent fifteen drugs that will be subject to negotiation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Each year thereafter, more Part B and Part D products will become subject to the HHS price negotiation program, although the program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

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
If we further expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. Our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits companies and their employees and third party intermediaries from offering, promising, giving or authorizing the provision of anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, hospitals owned and operated by the government, and doctors and other hospital employees would be considered ex-U.S. officials under the FCPA. During the prior U.S. presidential administration, the SEC and the U.S. Department of Justice increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, disgorgement, and other sanctions and remedial measures, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international activities, our ability to attract and retain employees and our business, prospects, operating results and financial condition.
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
In order to successfully implement our long-term development and commercialization plans and strategies, and as we continue to operate as a public company, we expect to need additional managerial, operational, sales, marketing, financial, legal, compliance and other personnel in the long- term. Future growth would impose significant added responsibilities on members of management, including:
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
As of December 31, 2024, we have U.S. federal and state net operating losses, or NOL, carryforwards of approximately $404.2 million and $212.4 million, respectively. The U.S. federal NOL carryforwards generated prior to January 1, 2018 begin to expire in 2035. The U.S. federal NOL generated after 2017 of $390.0 million can be carried forward indefinitely and be available to offset up to 80% of our taxable income in future periods. This limitation may require us to pay U.S. federal income taxes in future years despite generating U.S. federal NOLs in prior years. Our U.S. federal NOLs generated in tax years beginning prior to January 1, 2018 are not subject to this limitation, but are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law, and will start to expire in 2035 if not utilized. Our state NOLs begin to expire in 2035.

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
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have invested and intend to continue to invest in resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

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
Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for azenosertib and any future product candidates, proprietary technologies and their uses, our and our licensors’ ability to operate without infringing the proprietary rights of others, and our and our licensors’ ability to successfully defend our patents, including those that we have in-licensed, against third-party challenges. If we or our licensors are unable to protect our intellectual property rights or if our intellectual property rights are inadequate for our technology or azenosertib or any future product candidates, our competitive position could be harmed. We and our licensors generally seek to protect our proprietary position by filing patent applications in the United States and outside of the United States related to our product candidates, proprietary technologies and their uses that are important to our business. Our or our licensors’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our or our licensors’ patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents, if issued, will be infringed or will not be designed around by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our and our licensors’ proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our or our licensors’ rights or permit us or our licensors to gain or keep any competitive advantage. These uncertainties and/or limitations in our and our licensors’ ability to properly protect the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operations.

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
Our commercial success depends in part on avoiding infringement of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Other entities may have or obtain patents or proprietary rights that could limit, interfere or block our ability to make, use, sell, offer for sale or import azenosertib, any future product candidates, and products that may be approved in the future, or impair our competitive position. There is a substantial amount of litigation and administrative proceedings, both within and outside the United States, involving patent and other intellectual property rights in the biopharmaceutical industry, including patent invalidity and infringement lawsuits, oppositions, reexaminations, IPR proceedings and PGR proceedings before the USPTO, ex-U.S. patent offices and/or in a court of law. Numerous third-party U.S. and ex-U.S. issued patents and pending patent applications exist in the fields in which we are developing azenosertib and any future product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates.
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
•cause development delays;
•prevent us from commercializing azenosertib and any future product candidates until the asserted patent expires or is held finally invalid or unenforceable or not infringed in a court of law;
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
If we or our licensors do not obtain patent term extension for azenosertib and any future product candidates, our business may be materially harmed.
Depending upon the timing, duration and specifics of FDA marketing approval of azenosertib and any future product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA-approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it for an FDA-approved indication or a method for manufacturing it may be extended. Patent term extension or equivalents thereof may also be available in certain ex-U.S. countries upon regulatory approval of our product candidates. However, we or our licensors may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, failing to act with due diligence to develop product and seek regulatory approval or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we or our licensors are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.
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
As of March 31, 2025, our executive officers and directors, combined with our stockholders who owned more than 5% of our common stock, together with their respective affiliates, owned a significant percentage of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as matters related to our management and affairs. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
Item 5. Other Information.
Insider Trading Arrangements and Policies.
On February 7, 2025, Mark Lackner, the Company’s Chief Scientific Officer, who ceased being an officer and an employee of the Company in April 2025, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of at least 104,221 shares of the Company’s common stock until March 29, 2026.
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

Zentalis Pharmaceuticals, Inc.

Date: May 14, 2025	By:	/s/ Julie Eastland
Julie Eastland
President and Chief Executive Officer
(principal executive officer)
Date: May 14, 2025	By:	/s/ Vincent A. Vultaggio
Vincent A. Vultaggio
Senior Vice President, Finance and Principal Accounting Officer
(principal financial and accounting officer)