Form 10-Q
period 2025-06-30
Zentalis Pharmaceuticals, Inc.
filed 2025-08-06
CIK 1725160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2025, the registrant had 72,135,453 shares of common stock, $0.001 par value per share, outstanding.

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
◦our plans for, including the timing and focus of, our ongoing and future clinical trials of azenosertib, including the reporting of data from those studies and trials and the timing thereof, including DENALI Part 2 and our planned Phase 3 confirmatory study of monotherapy azenosertib in Cyclin E1-positive platinum-resistant ovarian cancer ("PROC") patients and our plans to conduct it concurrently with DENALI Part 2b;
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
◦our plans relating to a companion diagnostic to identify patients with Cyclin E1-positive PROC and other potential biomarkers to identify patients, and the costs thereof;
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
◦the estimated size of the market opportunity for azenosertib, including the market opportunity for azenosertib in Cyclin E1-positive PROC, and our underlying assumptions thereof, including our estimate of the limited overlap between FRα-high PROC patients and those that have Cyclin E1 overexpression, and our belief that there is additional market opportunity for azenosertib outside of ovarian cancer across other solid tumors;
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
v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts and par value)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$37,599	$33,901
Marketable securities, available-for-sale	249,041	318,009
Marketable equity securities	16,791	19,174
Contracts receivable	—	5,000
Prepaid expenses and other current assets	8,165	9,982
Total current assets	311,596	386,066
Property and equipment, net	3,087	4,699
Operating lease right-of-use assets	31,175	32,528
Prepaid expenses and other assets	3,222	4,417
Restricted cash	2,627	2,627
Total assets	$351,707	$430,337
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,719	$7,438
Accrued expenses	35,303	45,287
Total current liabilities	39,022	52,725
Long-term lease liability	37,690	39,577
Other long-term liabilities	500	849
Total liabilities	77,212	93,151
Commitments and contingencies
EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 72,135,453 and 71,282,400 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	72	71
Additional paid-in capital	1,403,912	1,390,952
Accumulated other comprehensive income	59	558
Accumulated deficit	(1,129,548)	(1,054,395)
Total stockholders’ equity	274,495	337,186
Total liabilities and stockholders’ equity	$351,707	$430,337

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
License Revenue	$—	$—	$—	$40,560
Operating Expenses
Research and development	27,610	48,386	54,857	97,971
General and administrative	8,448	16,762	19,028	32,502
Restructuring	—	—	7,796	—
Total operating expenses	36,058	65,148	81,681	130,473
Loss from operations	(36,058)	(65,148)	(81,681)	(89,913)
Other Income (Expense)
Investment and other income (expense), net	9,184	(22,863)	6,528	12,085
Net loss before income taxes	(26,874)	(88,011)	(75,153)	(77,828)
Income tax expense	—	266	—	409
Net loss	(26,874)	(88,277)	(75,153)	(78,237)
Net loss attributable to noncontrolling interests	—	—	—	(28)
Net loss attributable to Zentalis	$(26,874)	$(88,277)	$(75,153)	$(78,209)
Net loss per common share outstanding, basic and diluted	$(0.37)	$(1.24)	$(1.05)	$(1.10)
Common shares used in computing net loss per share, basic and diluted	71,992	71,040	71,836	70,969

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(26,874)	$(88,277)	$(75,153)	$(78,237)
Other comprehensive loss:
Unrealized loss on marketable debt securities	(299)	(633)	(499)	(2,054)
Total comprehensive loss	(27,173)	(88,910)	(75,652)	(80,291)
Comprehensive loss attributable to noncontrolling interests	—	—	—	(28)
Comprehensive loss attributable to Zentalis	$(27,173)	$(88,910)	$(75,652)	$(80,263)

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Operating Activities:
Consolidated net loss	$(75,153)	$(78,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	422	651
Fixed asset impairment	1,152	—
Share-based compensation	12,772	25,544
Gain on disposal of equipment	(531)	(13)
Non-cash impact of license revenue	—	(25,560)
Non-cash recognized loss (gain) mark-to-market of equity securities	2,383	(2,253)
Accretion of discounts on marketable securities, net	(1,815)	(4,960)
Deconsolidation of variable interest entity	—	(79)
Changes in operating assets and liabilities:
Contracts receivable	5,000	—
Prepaid expenses and other assets	3,012	550
Accounts payable and accrued liabilities	(14,607)	(3,452)
Operating lease right-of-use assets and liabilities, net	21	696
Net cash used in operating activities	(67,344)	(87,113)
Investing Activities:
Purchases of marketable securities	(59,716)	(29,509)
Proceeds from maturities of marketable securities	130,000	125,700
Proceeds from sale of property and equipment	569	65
Purchases of property and equipment	—	(221)
Net cash provided by investing activities	70,853	96,035
Financing Activities:
Proceeds from issuance of common stock under equity incentive plans	189	257
Net-settlement of restricted stock unit vesting	—	(241)
Net cash provided by financing activities	189	16
Net increase in cash, cash equivalents and restricted cash	3,698	8,938
Cash, cash equivalents and restricted cash at beginning of period	36,528	30,719
Cash, cash equivalents and restricted cash at end of period	$40,226	$39,657

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows for the periods presented:

	June 30,
	2025	2024
Cash and cash equivalents	$37,599	$36,976
Restricted cash	2,627	2,681
Total cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows	$40,226	$39,657
See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Three Months Ended June 30, 2025

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at March 31, 2025	71,951	$72	$1,397,626	$358	$(1,102,674)	$295,382
Share-based compensation expense	—	—	6,286	—	—	6,286
Other comprehensive loss	—	—	—	(299)	—	(299)
Issuance of common stock in connection with restricted stock unit vesting, net	184	—	—	—	—	—
Net loss attributable to Zentalis	—	—	—	—	(26,874)	(26,874)
Balance at June 30, 2025	72,135	$72	$1,403,912	$59	$(1,129,548)	$274,495

	Six Months Ended June 30, 2025

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2024	71,282	$71	$1,390,952	$558	$(1,054,395)	$337,186
Share-based compensation expense	—	—	12,772	—	—	12,772
Other comprehensive loss	—	—	—	(499)	—	(499)
Issuance and withholding of common stock in connection with restricted stock unit vesting, net	714	1	(1)	—	—	—
Shares issued under employee stock purchase plan	139	—	189	—	—	189
Net loss attributable to Zentalis	—	—	—	—	(75,153)	(75,153)
Balance at June 30, 2025	72,135	$72	$1,403,912	$59	$(1,129,548)	$274,495

	Three Months Ended June 30, 2024

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at March 31, 2024	71,013	$70	$1,336,416	$773	$(878,488)	$458,771
Share-based compensation expense	—	—	12,711	—	—	12,711
Other comprehensive loss	—	—	—	(633)	—	(633)
Issuance of common stock in connection with restricted stock unit vesting, net	94	1	—	—	—	1
Issuance of common stock upon exercise of options, net	—		8			8
Net loss attributable to Zentalis	—	—	—	—	(88,277)	(88,277)
Balance at June 30, 2024	71,107	$71	$1,349,135	$140	$(966,765)	$382,581

	Six Months Ended June 30, 2024

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2023	70,767	$70	$1,323,576	$2,194	$(888,556)	$107	$437,391
Share-based compensation expense	—	—	25,544	—	—	—	25,544
Other comprehensive loss	—	—	—	(2,054)	—	—	(2,054)
Issuance and withholding of common stock in connection with restricted stock unit vesting, net	322	1	(241)	—	—	—	(240)
Deconsolidation of Kalyra	—	—	—	—	—	(79)	(79)
Issuance of common stock upon exercise of options, net	—	—	8	—	—	—	8
Shares issued under employee stock purchase plan	18	—	248	—	—	—	248
Net loss attributable to non-controlling interest	—	—	—	—		(28)	(28)
Net income attributable to Zentalis	—	—	—	—	(78,209)	—	(78,209)
Balance at June 30, 2024	71,107	$71	$1,349,135	$140	$(966,765)	$—	$382,581

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Business
Organization
Zentalis Pharmaceuticals, Inc. (“Zentalis,” “We” or the “Company”) is a clinical-stage biopharmaceutical company developing azenosertib (ZN-c3), a potentially first-in-class and best-in-class WEE1 inhibitor for patients with Cyclin E1-positive platinum-resistant ovarian cancer ("Cyclin E1-positive PROC"). The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. All of the Company’s tangible assets are held in the United States.
Liquidity
Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statements issuance date. The Company determined that there are no conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that the interim unaudited condensed consolidated financial statements for the quarter ended June 30, 2025 are issued.
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

Significant Accounting Policies
During the six months ended June 30, 2025 we adopted the following significant accounting policies not previously reported in the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
The CODM uses net income or loss to monitor budgets, forecasts and expected and actual cash flow from operations in assessing segment performance and in deciding how to allocate resources. The measure of segment assets is reported on the consolidated balance sheets as total assets.
The following table presents information about reported significant segment expenses and net (loss) income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$—	$—	$—	$40,560
Less:
Research and development (1):
Azenosertib external development costs	10,945	25,897	20,551	47,616
Unallocated research and development expenses and discontinued programs	16,665	22,489	34,306	50,355
Total research and development	27,610	48,386	54,857	97,971
General and administrative	8,448	16,762	19,028	32,502
Other (2)	9,184	(23,129)	(1,268)	11,676
Net loss	$(26,874)	$(88,277)	$(75,153)	$(78,237)
Adjustments for cash used in operations:
Non-cash expenses	494	39,811	14,383	(6,670)
Changes in working capital	(8,328)	13,327	(6,574)	(2,206)
Cash used in operations:	$(34,708)	$(35,139)	$(67,344)	$(87,113)

(1) The Company tracks external development costs by product candidate or development program, but does not allocate personnel costs, general license payments made under our licensing arrangements or other internal costs to specific development programs or product candidates. These costs are included in unallocated research and development expenses and discontinued programs.
(2) Other consists of investment and other income (expense), restructuring charges and income tax expense.

5. Fair Value Measurement
Available-for-sale marketable debt securities consisted of the following (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$164,421	$130	$(48)	$164,503
US treasury securities	84,561	44	(67)	84,538
	$248,982	$174	$(115)	$249,041

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$233,291	$731	$(81)	$233,941
US treasury securities	84,160	43	(135)	84,068
	$317,451	$774	$(216)	$318,009

As of June 30, 2025, seven of our available-for-sale debt securities with a fair market value of $69.4 million were in a gross unrealized loss position of $115 thousand. Seven have been in a gross unrealized loss position of $115 thousand for less than one year and none have been in a gross unrealized loss position for more than one year. When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of June 30, 2025, because we do not intend to sell these securities, and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	June 30, 2025	December 31, 2024
	Estimated Fair Value
Within one year	$238,918	$249,308
After one but within five years	10,123	68,701
	$249,041	$318,009

Equity investment gains (losses) comprised the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Change in unrealized investment gains (losses) during the year on securities held at the end of the period	$4,640	$(28,916)	$(2,383)	$2,253
Investment gains (losses) during the period on securities sold	—	—	—	—
Net gains (losses) recognized on equity securities	$4,640	$(28,916)	$(2,383)	$2,253
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
The Company had $0.5 million in contingent consideration liabilities as of June 30, 2025 related to the agreement to terminate its Collaboration and License Agreements with Zentera. The contingent consideration balance is limited to one potential milestone payment measured at fair value. The fair value of the contingent consideration is estimated based on the monetary value of the milestone discounted for the probability of achieving the milestone and a present value factor based on the timing of when the milestone is expected to be achieved. The value for the contingent consideration balance is based on significant inputs not observable in the market which represents Level 3 measurement within the fair value hierarchy.

The following table summarizes the financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets:
Cash equivalents:
Money market funds	$10,624	$—	$—	$10,624
Total cash equivalents:	10,624	—	—	10,624

Available-for-sale marketable securities:
Corporate debt securities	—	164,503	—	164,503
US treasury securities	84,538	—	—	84,538
Total available-for-sale marketable securities:	84,538	164,503	—	249,041

Immunome marketable equity securities	$16,791	$—	$—	$16,791

Total assets measured at fair value	$111,953	$164,503	$—	$276,456
Financial liabilities:
Contingent consideration	—	—	500	500
Total financial liabilities	$—	$—	$500	$500

	December 31, 2024
	Level 1	Level 2	Level 3	Total estimated fair value
Cash equivalents:
Money market funds	$13,723	$—	$—	$13,723
Total cash equivalents:	13,723	—	—	13,723

Available-for-sale marketable securities:
Corporate debt securities	—	233,941	—	233,941
US treasury securities	84,068	—	—	84,068
Total available-for-sale marketable securities:	84,068	233,941	—	318,009

Immunome marketable equity securities	19,174	—	—	19,174

Total assets measured at fair value	$116,965	$233,941	$—	$350,906
Financial liabilities:
Contingent consideration	—	—	500	500
Total financial liabilities	$—	$—	$500	$500

The following significant unobservable inputs were used in the valuation of the contingent consideration payable to Zentera pursuant to the Termination Agreement at June 30, 2025:

Contingent Consideration Liability	Fair Value as of June 30, 2025	Valuation Technique	Unobservable Input	Range
	(in thousands)
Milestone payment	$500	Discounted cash flow	Likelihood of occurrence	1.0% - 2.4%
			Discount rate	40%
			Expected term	Perpetuity
The following table reflects the activity for the Company’s contingent consideration, measured at fair value using Level 3 inputs (in thousands):

Contingent consideration at December 31, 2024	$500
Changes in the fair value of contingent consideration	—
Contingent consideration at June 30, 2025	$500
There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2025. We had one instrument that was classified within Level 3 as of June 30, 2025. As of June 30, 2025 and December 31, 2024, no material fair value adjustments were required for non-financial assets and liabilities.
6. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Prepaid insurance	$930	$249
Prepaid software licenses and maintenance	469	509
Prepaid research and development expenses	5,851	8,788
Interest receivable	2,453	2,943
Deferred tax asset	106	101
Sublease assets	561	626
Other prepaid expenses	1,017	1,183
Total prepaid expenses and other assets	11,387	14,399
Less long-term portion	3,222	4,417
Total prepaid expenses and other assets, current	$8,165	$9,982

7. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Lab equipment	$—	$3,382
Leasehold improvements	4,168	4,168
Office equipment and furniture	1,277	1,280
Computer equipment	143	143
Subtotal	5,588	8,973
Accumulated depreciation and amortization	(2,501)	(4,274)
Property and equipment, net	$3,087	$4,699
Depreciation and amortization expense for the three months ended June 30, 2025 and 2024 was approximately $160 thousand and $327 thousand, respectively. Depreciation and amortization expense for the six months ended June 30, 2025 and 2024 was $422 thousand and $651 thousand, respectively.
During the six months ended June 30, 2025, management determined that changes in circumstances indicated the carrying value of certain research and development equipment may not be recoverable and recorded an impairment charge of $1.2 million, which is reported in the Research and development expense line item of the condensed consolidated statement of operations.
8. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued research and development expenses	$23,127	$28,715
Accrued employee expenses	7,497	12,799
Accrued restructuring	543	—
Accrued general and administrative expenses	244	642
Lease liability	3,627	3,072
Contingent consideration	500	500
Accrued legal expenses	265	408
Total accrued expenses	35,803	46,136
Less long-term portion	500	849
Total accrued expenses, current	$35,303	$45,287

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

As of June 30, 2025, 13,090,004 shares were subject to outstanding awards under the 2020 Plan and 4,078,401 shares were available for future grants of share-based awards under the 2020 Plan.
In July 2022, the Company’s Board of Directors approved the Zentalis Pharmaceuticals, Inc. 2022 Employment Inducement Incentive Award Plan (the “2022 Inducement Plan”), which is used exclusively for the grant of equity awards to new employees as an inducement material to the employees’ entering into employment with the Company. As of June 30, 2025, the Board of Directors has reserved 8,775,000 shares of the Company’s common stock for issuance pursuant to awards granted under the 2022 Inducement Plan.
As of June 30, 2025, 6,596,364 shares were subject to outstanding awards under the 2022 Inducement Plan and 1,981,636 shares were available for future grants of share-based awards under the 2022 Inducement Plan.
Total share-based compensation expense related to share based awards was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expense	$3,643	$4,155	$7,024	$8,895
General and administrative expense	2,643	8,556	5,748	16,649
Total share-based compensation expense	$6,286	$12,711	$12,772	$25,544
Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock Options	$3,302	$9,553	$8,047	$19,427
Employee Stock Purchase Plan	34	138	96	191
RSAs and RSUs	2,950	3,020	4,629	5,926
	$6,286	$12,711	$12,772	$25,544

Stock Options and Restricted Stock Units
The exercise price of stock options granted is equal to the closing price of the Company’s common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company estimates expected volatility based on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company uses the “simplified method” for estimating the expected term of employee options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years). The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not issued any dividends and does not expect to issue dividends over the life of the options. As a result, the Company has estimated the dividend yield to be zero. The fair value of the stock options granted during the six months ended June 30, 2025 and June 30, 2024 was determined with the following assumptions:

	June 30, 2025	June 30, 2024
Expected volatility	55.9% - 67.2%	75.3% - 78.4%
Average expected term (in years)	6.0 - 6.1	5.9 - 6.1
Risk-free interest rate	3.9% - 4.4%	3.8% - 4.6%
Expected dividend yield	—%	—%
Employee Stock Purchase Plan
Effective April 2020, the Company’s Board of Directors adopted, and the Company’s stockholders approved the Zentalis Pharmaceuticals, Inc. 2020 Employee Stock Purchase Plan (the “ESPP”), which was subsequently amended and restated effective March 15, 2021. The maximum aggregate number of shares of the Company’s common stock available for issuance under the ESPP at June 30, 2025 was 1,726,004. Under the terms of the ESPP, the Company’s employees may elect to have up to 20% of their compensation, up to a maximum of $21,250 per calendar year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lower of the fair market value per share (at closing) of the Company’s common stock on (i) the first trading day of a six-month offering period, or (ii) the applicable purchase date, defined as the last trading day of the six-month offering period. The weighted average assumptions used to estimate the fair value of stock purchase rights under the ESPP during the period ended are as follows:

Ended June 30, 2025
ESPP
Volatility	69.1%
Expected term (years)	0.5
Risk free rate	4.2%
Expected dividend yield	—

Compensation Expense Summary
Total unrecognized estimated compensation cost by type of award and the weighted average requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	June 30, 2025
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$26,251	2.58
RSUs	$10,984	1.83

During the six months ended June 30, 2025, we issued zero shares of common stock in connection with the exercises of stock options. Outstanding stock options and unvested RSUs totaling approximately 13.1 million shares and 6.6 million shares of our common stock, respectively, were outstanding as of June 30, 2025.

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

Leases
Our commitments include payments related to operating leases. Approximate annual future minimum operating lease payments as of June 30, 2025 are as follows (in thousands):

Year	Operating Leases
2025 (remaining)	$3,568
2026	7,278
2027	7,451
2028	7,760
2029	7,930
Thereafter	23,088
Total minimum lease payments:	57,075
Less: imputed interest	(15,758)
Total operating lease liabilities	41,317
Less: current portion	(3,627)
Lease liability, net of current portion	$37,690
The weighted-average remaining lease term of our operating leases is approximately 7.3 years.
On March 6, 2023, we entered into a sublease agreement pursuant to which we sublet the office space located at 1359 Broadway, Suites 1710 and 1800 in New York, New York to a subtenant. For the six months ended June 30, 2025, we recorded lease income of $0.4 million relating to our New York sublease.

11. Net Loss Per Common Share
Basic and diluted net (loss) income per common share were calculated as follows (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to Zentalis	$(26,874)	$(88,277)	$(75,153)	$(78,209)
Denominator:
Weighted average number of common shares outstanding basic and diluted	71,992	71,040	71,836	70,969
Net loss per common share	$(0.37)	$(1.24)	$(1.05)	$(1.10)
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

	June 30,
	2025	2024
Outstanding stock options	13,062	11,488
Unvested RSUs	6,624	2,403
	19,686	13,891

12. Restructuring
On January 28, 2025, the Company announced a corporate restructuring, (the “Restructuring”) that reduced its work force by approximately 40%. The Company has substantially completed all of the activities included in the restructuring plan and all of the costs associated with the restructuring were incurred during the quarter ended March 31, 2025.
In connection with the Restructuring, the Company recorded restructuring charges of $7.8 million which are reported as a separate line item in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2025. The following table summarizes the components of the restructuring charges (in thousands):

	Six Months Ended June 30, 2025
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

The following table sets forth activity in the restructuring liability (in thousands):

	Employee separation costs	Other restructuring charges	Total
Balance at December 31, 2024	$—	$—	$—
Accruals	6,947	43	6,990
Payments	(6,404)	(43)	(6,447)
Balance at June 30, 2025	$543	$—	$543
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
Overview

We are a clinical-stage biopharmaceutical company developing azenosertib (ZN-c3), a potentially first-in-class and best-in-class WEE1 inhibitor, for patients with ovarian cancer and other tumor types. In clinical trials, azenosertib has been well tolerated and has demonstrated anti-tumor activity as a single agent across multiple tumor types. We are currently focused on advancing the clinical development of azenosertib in Cyclin E1-positive platinum-resistant ovarian cancer, or PROC. We believe that our DENALI (ZN-c3-005) Part 2 clinical trial of azenosertib in patients with Cyclin E1-positive PROC, if successful, has the potential to support an accelerated approval, subject to U.S. Food and Drug Administration, or FDA, review. Azenosertib also has broad franchise potential beyond Cyclin E1-positive PROC. We exclusively in-license or solely own worldwide development and commercialization rights to azenosertib.

Azenosertib (WEE1 Inhibitor)

Mechanism of Action

Azenosertib is a potentially best-in-class and first-in-class oral, small molecule WEE1 inhibitor. The inhibition of WEE1, a DNA damage response kinase, drives cancer cells into mitosis without being able to repair damaged DNA, resulting in cell death and thereby preventing tumor growth and potentially causing tumor regression. We have designed azenosertib to have advantages over other investigational therapies targeting WEE1, including superior selectivity and pharmacokinetic properties.

Cyclin E1 Protein Expression as a Sensitive and Specific Predictive Biomarker

Cells with Cyclin E1 protein overexpression are exquisitely sensitive to WEE1 inhibition via azenosertib because Cyclin E1 overexpression further accelerates cancer cells into the DNA replication phase without adequate DNA repair. As a result, we have used retrospective analyses to establish Cyclin E1 as a sensitive and specific predictive biomarker that can be used to identify patients who might benefit from azenosertib. In addition, based on published retrospective analyses, Cyclin E1 protein overexpression is a biomarker of poor prognosis and low benefit from standard-of-care single-agent chemotherapy in PROC patients.

We are working with a diagnostic partner to develop a companion diagnostic test that will identify patients with PROC that overexpress the Cyclin E1 protein using our proprietary immunohistochemistry, or IHC, cutoff. A prototype of this test is being used in DENALI Part 2.

Market Opportunity

In 2022, the global ovarian cancer market was approximately $3 billion, with significant growth expected over the next several years. PROC is a subset of the ovarian cancer market. Based on our analysis utilizing our IHC cutoff, we estimate that approximately 50% of PROC patients overexpress Cyclin E1 protein, which account for approximately 21,500 patients on an annual basis in the United States, EU4 (France, Germany, Italy, Spain) and the United Kingdom, based on 2024 estimates. As a result, we believe there is a large market opportunity for azenosertib in Cyclin E1-positive PROC patients. Moreover, the successful launch of mirvetuximab soravtansine in PROC patients with high folate receptor alpha, or FRα-high, expression underscores the demand for biomarker-directed therapies for PROC patients. The limited overlap between FRα-high PROC patients and those that have Cyclin E1 overexpression is estimated to be less than 20%, which highlights the significant unmet need in patients with Cyclin E1-positive PROC.

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

Clinical Development Program

The following ongoing and planned studies constitute the current clinical development program for azenosertib:

•Monotherapy – Phase 2 Clinical Trial in PROC (DENALI - ZN-c3-005).

◦DENALI Part 1b is a single-arm study that evaluated azenosertib monotherapy at our primary dose-of-interest, 400 mg QD 5:2 (intermittent daily dosing with a five days on, two days off dosing schedule), in 102 patients with PROC. Tissue collection for biomarker assessment was mandated in the study and upon a retrospective analysis, approximately 50% of the patients were Cyclin E1-positive per our proprietary IHC cutoff. In January and March of 2025, we announced clinical data from this study, which is described in the next section below titled “Clinical Data – DENALI Part 1b.”

◦DENALI Part 2 is designed to enroll approximately 100 patients with Cyclin E1-positive PROC at the selected dose who have received one to three prior lines of therapy, or for patients whose tumors are also FRα-high and who have received mirvetuximab soravtansine, one to four prior lines of therapy. We have aligned with the FDA on the design of our DENALI Part 2 study in patients with Cyclin E1-positive PROC, which allows for seamless enrollment across Parts 2a and 2b. DENALI Part 2a is designed to confirm 400 mg QD 5:2 as the primary dose-of-interest by enrolling approximately 30 patients at each of two dose levels, 400 mg QD 5:2 and 300 mg QD 5:2. DENALI Part 2b is designed to enroll approximately 70 patients at a single dose, the selection of which will be informed by the Part 2a results subject to FDA feedback. In April 2025, we announced that the first patient was dosed in DENALI Part 2a. We anticipate disclosing topline data from DENALI Part 2 by year end 2026. DENALI Part 2, if successful, has the potential to support an accelerated approval, subject to FDA review. The FDA has granted Fast Track Designation to azenosertib for the treatment of patients with PROC who are positive via IHC for Cyclin E1 protein levels.

•Monotherapy – Phase 3 Clinical Trial in Cyclin E1-positive PROC. We plan to conduct a randomized Phase 3 clinical trial of azenosertib versus standard-of-care chemotherapy for the treatment of patients with Cyclin E1-positive PROC designed to support a full approval of azenosertib in this setting, which we plan to conduct concurrently with DENALI Part 2b, subject to FDA feedback.

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

Clinical Data – DENALI Part 1b

In January 2025, we announced data from DENALI Part 1b (n=102). As of the December 2, 2024 data cutoff, in patients with Cyclin E1-positive PROC tumors who were response-evaluable (patients who had at least one scan after receiving azenosertib), an objective response rate, or ORR, of 34.9% (15/43; 95% confidence interval, or CI: 21.0 - 50.9) was observed. In the intent-to-treat patients with Cyclin E1-positive PROC (patients who received at least one dose of azenosertib), the ORR was 31.3% (15/48; 95% CI: 18.7 - 46.3). As of the December 2, 2024 data cutoff, the median duration of response, or mDOR, for the intent-to-treat population was still maturing and was approximately 5.5 months (95% CI: 2.7 - not estimable).

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

In March 2025 at the Society of Gynecologic Oncology 2025 Annual Meeting on Women’s Cancer, or SGO, we disclosed updated data from DENALI Part 1b reflecting a January 13, 2025 data cutoff. As of the January 13, 2025 data cutoff, the ORR in patients with Cyclin E1-positive PROC tumors who were response-evaluable remained at 34.9% (15/43; 95% CI: 21.0 - 50.9). The safety and tolerability profile presented at SGO reflected treatment-related adverse events occurring in 10% or greater of patients and was consistent with the safety and tolerability profile reflected in the December 2, 2024 data cutoff, with no new safety findings. As previously disclosed in January 2025, the mDOR for the intent-to-treat population in DENALI Part 1b was still maturing. As of the January 13, 2025 data cutoff, the ongoing mDOR had increased to approximately 6.3 months (95% CI: 2.7 - not estimable) and continues to mature as patients remained on study as of the data cutoff.

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

Since inception, we have incurred significant operating losses. Our net losses were $165.9 million for the year ended December 31, 2024. We had net losses of $75.2 million and $78.2 million for the six months ended June 30, 2025 and June 30, 2024, respectively. We had an accumulated deficit of $1.1 billion as of June 30, 2025. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We had cash, cash equivalents and marketable securities of $303.4 million as of June 30, 2025. We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements into late 2027. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
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
The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Azenosertib	$10,945	$25,897	$20,551	$47,616
Unallocated research and development expenses and discontinued programs	16,665	22,489	34,306	50,355
Total research and development expenses	$27,610	$48,386	$54,857	$97,971

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
Investment and Other Income (Expense), Net
Investment and other income (expense), net consists of interest earned on cash, cash equivalents and available-for-sale marketable securities, sublease income and the change in value of equity securities during the period.
Income Taxes
Since our inception, we and our corporate subsidiaries have generated cumulative federal, state and foreign net operating loss in certain jurisdictions for which we have not recorded any net tax benefit due to uncertainty around utilizing these tax attributes within their respective carryforward periods.

Results of Operations
Comparison of Three Months Ended June 30, 2025 to Three Months Ended June 30, 2024
The following table summarizes our results of operations for the periods indicated, together with the changes in those items in dollars:

	Three Months Ended June 30,		Increase (Decrease)
	2025	2024
	(in thousands)
Operating Expenses
Research and development	$27,610	$48,386	$(20,776)
General and administrative	8,448	16,762	(8,314)
Total operating expenses	36,058	65,148	(29,090)
Loss from operations	(36,058)	(65,148)	29,090
Other Income (Expense)
Investment and other (expense) income, net	9,184	(22,863)	32,047
Net loss before income taxes	(26,874)	(88,011)	61,137
Income tax expense	—	266	(266)
Net loss attributable to Zentalis	$(26,874)	$(88,277)	$61,403

Research and Development Expenses
Research and development expenses for the three months ended June 30, 2025 were $27.6 million, compared to $48.4 million for the three months ended June 30, 2024. The decrease of $20.8 million was primarily due to decreases of $15.9 million for clinical expenses, $3.6 million for lab services, $3.4 million for drug manufacturing, $0.6 million related to personnel expenses and $0.4 million of miscellaneous expenses. These decreases were partially offset by an increase in companion diagnostic expense of $3.1 million.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2025 were $8.4 million, compared to $16.7 million during the three months ended June 30, 2024. This decrease of $8.3 million was attributable to a decrease of $6.8 million in personnel expense, $1.1 million related to consulting and $0.4 million miscellaneous expenses.

Investment and Other Income (Expense), Net
Investment and other income (expense), net was $9.2 million for the three months ended June 30, 2025, compared to $(22.9) million for the three months ended June 30, 2024. The increase of $32.1 million was primarily driven by the change in the fair value of Immunome stock of $33.6 million, a $0.5 million increase on gain of fixed assets sold offset by a decrease of $2.0 million in returns on invested cash and marketable debt securities.
Comparison of Six Months Ended June 30, 2025 to Six Months Ended June 30, 2024
The following table summarizes our results of operations for the periods indicated, together with the changes in those items in dollars:

	Six Months Ended June 30,		Increase (Decrease)
	2025	2024
	(in thousands)
License Revenue	$—	$40,560	$(40,560)
Operating Expenses
Research and development	54,857	97,971	(43,114)
General and administrative	19,028	32,502	(13,474)
Restructuring	7,796	—	7,796
Total operating expenses	81,681	130,473	(48,792)
Loss from operations	(81,681)	(89,913)	8,232
Other Income (Expense)
Investment and other income (expense), net	6,528	12,085	(5,557)
Net loss before income taxes	(75,153)	(77,828)	2,675
Income tax expense	—	409	(409)
Net loss	(75,153)	(78,237)	3,084
Net loss attributable to noncontrolling interests	—	(28)	28
Net loss attributable to Zentalis	$(75,153)	$(78,209)	$3,056

License Revenue
License revenue for the six months ended June 30, 2025 was zero compared to $40.6 for the six months ended June 30, 2024. The license revenue for the six months ended June 30, 2024 relates to the License Agreement with Immunome.
Research and Development Expenses
Research and development expenses for the six months ended June 30, 2025 were $54.9 million, compared to $98.0 million for the six months ended June 30, 2024. The decrease of $43.1 million was primarily due to decreases of $26.6 million for clinical expenses, $8.2 million for drug manufacturing, $8.0 million for lab services, and $4.7 million related to personnel expenses. These decreases were partially offset by an increase in companion diagnostic expense of $3.2 million and the one-time impairment charge of $1.2 million related to the disposal of research and development equipment.
General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2025 were $19.0 million, compared to $32.5 million during the six months ended June 30, 2024. This decrease of $13.5 million was attributable to a decrease of $11.9 million of personnel expense, $1.2 million related to consulting and outside services and $0.4 million in other expenses.
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

Restructuring expenses for the six months ended June 30, 2025 were $7.8 million, compared to zero during the six months ended June 30, 2024.

Investment and Other Income (Expense), Net
Investment and other income (expense), net was $6.5 million for the six months ended June 30, 2025, compared to $12.1 million for the six months ended June 30, 2024. The decrease of $5.6 million was primarily driven by decreases in the fair value of Immunome stock of $4.6 million and a decrease of $4.4 million in returns on invested cash and marketable debt securities. The decreases were partially offset by a $0.5 million gain on fixed asset disposals as well as a reduction of one-time miscellaneous expenses incurred in 2024.
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
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity securities. From inception through June 30, 2025, we raised a total of $1.2 billion in gross proceeds from the sale of shares of our common stock and convertible preferred units. As of June 30, 2025, we had $37.6 million in cash and cash equivalents, $249.0 million in marketable debt securities, $16.8 in marketable equity securities, and an accumulated deficit of $1.1 billion. We maintain the majority of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. We had no indebtedness as of June 30, 2025.

ATM Program
In May 2021, we entered into a sales agreement, or the Sales Agreement, with Leerink Partners LLC, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $75.0 million in “at-the-market” offerings, or the ATM, under our Registration Statement on Form S-3 (File No. 333-286122) filed with the U.S. Securities and Exchange Commission, or the SEC, on March 26, 2025. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act of 1933, as amended, or the Securities Act, including sales made directly through The Nasdaq Global Market or any other existing trading market for our common stock. During the quarter ended June 30, 2025, we did not sell any shares of common stock under the Sales Agreement. As of June 30, 2025, there was $75.0 million of our common stock remaining available for sale under our ATM.
Cash Flows
The following table summarizes our sources and uses of cash for the period presented:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(67,344)	$(87,113)
Net cash provided by investing activities	70,853	96,035
Net cash provided by financing activities	189	16
Net increase in cash and cash equivalents	$3,698	$8,938

Operating Activities
Net cash used in operating activities for the six months ended June 30, 2025 was $67.3 million, consisting primarily of our net loss of $75.2 million as we incurred expenses associated with the restructuring event, research and development activities for our product candidate and general and administrative activities, as well as changes in operating assets and liabilities of $6.6 million and partially offset by non-cash adjustments of $14.4 million.
Net cash used in operating activities for the six months ended June 30, 2024 was $87.1 million, consisting primarily of our net loss of $78.2 million offset by expenses associated with research and development activities for our product candidates and incurred general and administrative expenses, as well as changes in operating assets and liabilities of $2.2 million and non-cash adjustments of $6.7 million.
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2025 of $70.9 million was attributable to proceeds of maturities of marketable securities of $130.0 million and proceeds from sale of property and equipment of $0.6 million, offset by net investment of excess cash of $59.7 million.
Net cash provided by investing activities for the six months ended June 30, 2024 of $96.0 million was attributable to proceeds of maturities of marketable securities of $125.7 million, offset by net investment of excess cash of $29.5 million and purchases of property and equipment of $221 thousand.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2025 of $189 thousand was provided from the issuance of common stock under equity incentive plans.
Net cash provided by financing activities for the six months ended June 30, 2024 of $16 thousand consists of $257 thousand provided from the issuance of common stock under equity incentive plans offset by cash used in the net-settlement of restricted stock unit vesting.
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
•the development of a companion diagnostic with a partner in conjunction with our clinical development of azenosertib as a monotherapy for the treatment of Cyclin E1-positive PROC, if applicable, diagnostics tools for additional biomarkers for azenosertib and any future product candidates;
•the costs of in-licensing or acquiring the rights to other products, product candidates or technologies;
•the legal costs related to maintaining, expanding and protecting our intellectual property portfolio;
•hiring additional personnel, if needed;

•the costs to seek regulatory approval for azenosertib for the treatment of Cyclin E1-positive PROC and support our diagnostic partner's seeking regulatory approval of a companion diagnostic to identify patients with Cyclin E1-positive PROC, and resources allowing, seek regulatory approval of azenosertib for additional oncology indications, assuming supportive clinical data; and
•the costs to seek regulatory approval for any future product candidates and, if needed, diagnostics tools for biomarkers associated with such product candidates, that successfully complete clinical development, resources allowing.
As of June 30, 2025, we have $3.6 million and $37.7 million in current and long-term lease liabilities, respectively. We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements into late 2027. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drugs, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:
•the progress, costs and results of our clinical trials for azenosertib for patients with Cyclin E1-positive PROC and, resources allowing, any additional indications, and any future product candidates;
•the progress, costs and results to develop a companion diagnostic to identify patients with Cyclin E1-positive PROC;
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred net losses in almost every reporting period since our inception, we have not generated any revenue from product sales to date, and we have financed our operations principally through private financings, our initial public offering, or IPO, and follow-on public offerings of our common stock. We incurred a net loss of $165.9 million for the year ended December 31, 2024. We had a net loss of $75.2 million and $78.2 million for the six months ended June 30, 2025 and June 30, 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $1.1 billion. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential products.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of azenosertib and any future product candidates. The net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our working capital and our ability to achieve and maintain profitability.
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
Our business depends entirely on the successful discovery, development and commercialization of azenosertib and any future product candidates. We currently generate no revenues from sales of any products. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate product revenue and achieve profitability depends significantly on our ability, or any future collaborator’s ability, to achieve a number of objectives, including:
•successful and timely completion of the clinical development of azenosertib as a monotherapy for the treatment of Cyclin E1-positive PROC, successful and timely completion of the development of a companion diagnostic with a diagnostic partner to identify patients with Cyclin E1-positive PROC, and meeting the associated costs thereof, including any unforeseen costs we have incurred and may continue to incur as a result of delays including due to public health emergencies, U.S. and global economic issues, such as rising inflation and interest rates, or ongoing military conflicts, among other causes;
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
•timely receipt of marketing approvals from applicable regulatory authorities for azenosertib for the treatment of Cyclin E1-positive PROC and, resources allowing, additional oncology indications for azenosertib and any future product candidates, in each case for which we successfully complete clinical development;
•timely receipt by our diagnostic partner of a marketing approval for a companion diagnostic to identify patients with Cyclin E1-positive PROC and, if applicable, marketing approval of diagnostic tools for biomarkers for any future product candidates and any additional biomarkers for azenosertib;
•maintaining marketing approvals, including our diagnostic partner's maintaining its marketing approval of a companion diagnostic to identify patients with Cyclin E1-positive PROC, and making any required post-marketing approval commitments to applicable regulatory authorities;
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. Following our strategic restructuring announced in January 2025 for which we incurred the associated non-recurring expenses in the first quarter of 2025, we expect an initial decrease in expenses; however, if our azenosertib development program continues to advance successfully, we expect our expenses to increase as we initiate and execute our Phase 3 confirmatory study and prepare for commercialization. Even if azenosertib or any future product candidate that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond our expectations if we are required by the FDA, the European Medicines Agency, or the EMA, or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. We are incurring costs related to collaborating with a diagnostic company for the development, manufacturing and supply of a companion diagnostic to identify patients with Cyclin E1-positive PROC, and we may in the future incur costs relating to additional diagnostic tools for biomarkers associated with azenosertib and any future product candidates. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for any of our product candidates, including azenosertib, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We have also incurred, and expect to continue to incur, costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations.

As of June 30, 2025, we had cash and cash equivalents and marketable securities of $303.4 million. Based on current business plans, we believe that our existing cash, cash equivalents and marketable securities as of June 30, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements into late 2027, but will not be sufficient to fund all of the activities that are necessary to complete the development of azenosertib and any future product candidates. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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
We have and in the future may seek third-party collaborators for the research, development and commercialization of one or more of our product candidates. For example, we are collaborating or have collaborated with Pfizer, GSK and Dana Farber on the development of azenosertib. Our likely collaborators in any future collaboration arrangements we may enter into include large and mid-size pharmaceutical companies and biotechnology companies. If we were to enter into any collaboration arrangements with third parties, those agreements may limit our control over the amount and timing of resources that our collaborators dedicate to the development and commercialization of any product candidates we may seek to develop with them. We cannot predict the success of any collaboration in which we have entered or may enter. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.
Collaborations involving azenosertib and any future research programs or product candidates we may develop pose risks to us, including the following:
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
•if the FDA or ex-U.S. regulatory authority requires approval or clearance of a companion diagnostic for a particular product candidate, which we expect to be the case for monotherapy azenosertib for the treatment of patients with Cyclin E1-positive PROC, and the FDA or comparable regulatory authority does not provide such approval or clearance, then the product candidate may not be approved for marketing; and/or
•the approval policies or regulations of the FDA or ex-U.S. regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial, or by the FDA or ex-U.S. regulatory authorities. Such a suspension or termination may be due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or ex-U.S. regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects resulting in the imposition of a clinical hold, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments will require us to resubmit our clinical trial protocols to IRBs or ethics committees for reexamination, which may impact the costs, timing or successful completion of a clinical trial.
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
We are working with a diagnostic partner to develop a companion diagnostic to identify patients with Cyclin E1-positive PROC in connection with our clinical development of monotherapy azenosertib for the treatment of patients with Cyclin E1-positive PROC, and we expect the FDA and ex-U.S. regulatory authorities to require approval of this companion diagnostic in connection with approval of monotherapy azenosertib for this indication. In addition, in the future, we may develop diagnostic tools for additional biomarkers for azenosertib and future product candidates for which the FDA and ex-U.S. regulatory authorities may require us or a third party collaborator to obtain marketing approval.
According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. Many ex-U.S. regulatory authorities have similar requirements as the FDA for companion diagnostics. If there is not a satisfactory companion diagnostic commercially available for a particular biomarker, which is the case for Cyclin E1-positive PROC, we would be required to develop or obtain such diagnostic, which would be subject to regulatory approval requirements. The approval or clearance of a companion diagnostic as part of the therapeutic product’s further labeling limits the use of the therapeutic product to only those patients who express the specific characteristic that the companion diagnostic was developed to detect. Depending on the data from our clinical trials, we may decide to collaborate with diagnostic companies during our clinical trial enrollment process to help identify patients with characteristics that we believe will be most likely to respond to our product candidates, which we have done for our development of monotherapy azenosertib for the treatment of Cyclin E1-positive PROC. The process of obtaining or creating a companion diagnostic is time consuming and costly and may not result in any future income. This could require us to raise additional funds, which could dilute our current investors or impact our ability to continue our operations in the future.

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
If we, in collaboration with our diagnostic partner, are unable to successfully develop a Cyclin E1-positive PROC companion diagnostic for azenosertib, or experience delays in doing so, including delays in obtaining regulatory approvals, the development of monotherapy azenosertib for patients with Cyclin E1-positive PROC will be adversely affected, which will have a material adverse effect on our business. In addition, if additional indications of azenosertib or any future product candidates require a companion diagnostic or other diagnostic tool and we, in collaboration with diagnostic partners, are unable to successfully develop such tools, or such tools are not available commercially, or we experience delays in doing so, then the development of such product candidates will be adversely affected, which could have a material adverse effect on our business.

We or our collaborators may also experience delays in developing a sustainable, reproducible and scalable manufacturing process for a companion diagnostic, such as the one our diagnostic partner is developing for identifying patients with Cyclin E1-positive PROC, or in transferring that process to commercial partners, if applicable, or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing azenosertib and any future product candidates, if approved, on a timely or profitable basis, if at all.

Interim, initial, “topline,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
We may publicly disclose initial, preliminary or topline data from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the initial, topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Certain of these data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, initial, topline and preliminary data should be viewed with caution until the final data are available. For example, in January 2025, we announced monotherapy azenosertib clinical data in patients with Cyclin E1-positive PROC, who were identified using a proprietary immunohistochemistry cutoff defined by retrospective tissue analysis utilizing a Cyclin E1 biomarker assay. In our DENALI Part 2 clinical trial, we are identifying patients using our proprietary immunohistochemistry cutoff with a prospective tissue analysis utilizing the Cyclin E1 biomarker assay. If we have not identified the optimal immunohistochemistry cutoff, or if our Cyclin E1 biomarker assay does not function as it functioned previously, or if the historical correlation between retrospective tissue analysis and response rates is not replicated with prospective tissue analysis, then the clinical data we announced in January 2025 may be materially different in DENALI Part 2 and in future studies.

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
•if applicable (which we expect to be the case for monotherapy azenosertib in Cyclin E1-positive PROC), the availability and/or reimbursement of diagnostic tools such as companion diagnostics for biomarkers associated with our product candidates or any other future product candidates;
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

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.

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
Additionally, we or our collaborators may develop diagnostic tests, including companion diagnostic tests, for use with azenosertib or any of our future product candidates, such as the companion diagnostic test being developed by our diagnostic collaborator to identify patients with Cyclin E1-positive PROC relating to our development of monotherapy azenosertib for patients with Cyclin E1-positive PROC. Companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical products, will apply to companion diagnostics. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize any product candidates that we develop.

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
We have not conducted, managed or completed large-scale or pivotal clinical trials nor managed the regulatory approval process with the FDA or any other regulatory authority. The time required to obtain approvals from the FDA and other regulatory authorities is unpredictable, and requires successful completion of extensive clinical trials which typically takes many years, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its ex-U.S. counterparts use when evaluating clinical trial data can change during drug development, which makes it difficult to predict with any certainty how they will be applied. In addition, the FDA and its ex-U.S. counterparts may require approval or clearance of a companion diagnostic for a particular product candidate and may not approve the product candidate for marketing if such regulatory authority does not approve or clear the companion diagnostic. For example, we expect the FDA and its ex-U.S. counterparts to require regulatory approval of the companion diagnostic test being developed by our diagnostic collaborator to identify patients with Cyclin E1-positive PROC relating to our development of monotherapy azenosertib for patients with Cyclin E1-positive PROC. We may also encounter unexpected delays or increased costs due to new government regulations, including future legislation or administrative action, or changes in FDA or ex-U.S.

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
We are conducting international clinical trials for azenosertib and may in the future conduct international clinical trials for other product candidates. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or ex-U.S. regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from ex-U.S. clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of ex-U.S. data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to current GCP requirements; and (iii) the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA's clinical trial requirements, including the adequacy of the patient population studied and statistical powering, must be met. Furthermore, even where the ex-U.S. study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many ex-U.S. regulatory authorities have similar approval requirements. In addition, such ex-U.S. trials would be subject to the applicable local laws of the ex-U.S. jurisdictions where the trials are conducted. There can be no assurance that the FDA or any ex-U.S. regulatory authority will accept data from trials conducted outside of its applicable jurisdiction. If the FDA or any ex-U.S. regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction.
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
Changes and/or disruptions at the FDA, including as a result of the new presidential administration, and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example in previous years, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Further, in our operations as a public company, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
We plan to seek accelerated approval from the FDA for monotherapy azenosertib for the treatment of Cyclin E1-positive PROC, subject to supportive clinical data and FDA review. In addition, we may in the future seek accelerated approval or another form of expedited development or review for azenosertib in another indication or future product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional confirmatory studies to verify and describe the drug’s clinical benefit. If such confirmatory studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug on an expedited basis. In addition the Food and Drug Omnibus Reform Act of 2022 provided the FDA statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval and additional oversight over confirmatory trials. Under these provisions, the FDA may, among other things, require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.

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
For example, in March 2010, the Affordable Care Act, or the ACA, was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include the American Rescue Plan Act of 2021, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price. It is unclear how other healthcare reform measures will impact our business.

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in executive orders, several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most significantly, on August 16, 2022, the IRA was signed into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (which began in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discount program (which began in 2025). CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent fifteen drugs that will be subject to negotiation. Additional drugs will become subject to the Medicare price negotiation program in each following year. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.

The current U.S. presidential administration has issued executive orders that address the pricing of pharmaceuticals in the United States and proposed a so-called most favored nation pricing policy, which would tie the price of drugs in the United States to the lowest price in a group of other countries. While it is unclear whether and how these executive orders and proposals will be implemented, the policies are likely to have a negative impact on the pharmaceutical industry. Even proposals or executive actions that ultimately do not go into effect or are ultimately reversed could negatively impact the U.S. pharmaceutical sector and our business.

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
Further, the One Big Beautiful Bill Act includes a broad range of tax reform provisions and the Company continues to assess its impact, which remains uncertain.

In addition, new and changing laws, regulations, executive orders and other governmental actions, as well as changing interpretations by government of laws and regulations, may also create uncertainty about how to comply with laws and regulations. Changes in binding legal standards that materially affect our business may be announced, and we may be unable to effectively mitigate all adverse impacts from such measures. If we are found to have violated binding legal standards, we could face significant fines, government investigations, litigation, and reputational harm, which could materially adversely affect our business, reputation, results of operations, and financial condition.

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
In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties, but we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. Additionally, the California Consumer Privacy Act, as amended by the California Privacy Rights Act, or collectively, the CCPA, requires covered businesses that process the personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information, and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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
We have been and may in the future be subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations have and may in the future involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also have and may in the future produce hazardous waste products. We have previously contracted with third parties for the disposal of these materials and wastes and were not able to eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.
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
We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and/or we may not be able to obtain marketing approval of our product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing third party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.
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
Increasing scrutiny and changing expectations from governments and other stakeholders with respect to Environmental, Social and Governance, or ESG, policies and practices may cause us to incur additional costs or expose us to additional risks.

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
As of June 30, 2025, our executive officers and directors, combined with our stockholders who owned more than 5% of our common stock, together with their respective affiliates, owned a significant percentage of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as matters related to our management and affairs. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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
Item 5. Other Information.
Insider Trading Arrangements and Policies.
On June 18, 2025, Vincent Vultaggio, the Company’s Senior Vice President, Finance and Principal Accounting Officer and interim principal financial officer , adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of a to-be-determined number of shares of the Company’s common stock until February 26, 2027. The actual number of shares to be sold under the Rule 10b5-1 trading arrangement will equal 15% of shares received upon the occurrence of future restricted stock unit vesting events, net of any shares sold to cover tax obligations.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

2.1	Plan of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.1	05/15/2020
2.2	Certificate of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.2	05/15/2020
3.1	Certificate of Incorporation of Zentalis Pharmaceuticals, Inc.	S-8	333-237593	4.1	04/07/2020
3.2	Certificate of Amendment to Certificate of Incorporation of Zentalis Pharmaceuticals, Inc., dated June 16, 2023	8-K	001-39263	3.1	06/16/2023
3.3	Amended and Restated Bylaws of Zentalis Pharmaceuticals, Inc.	8-K	001-39263	3.1	02/15/2024
10.1†	Release Agreement, dated April 25, 2025 between Zentalis Pharmaceuticals, Inc., Zeno Management, Inc., and Mark Lackner, Ph.D.					*
10.2†	Consulting Agreement, dated April 25, 2025 between Zentalis Pharmaceuticals, Inc. and Mark Lackner, Ph.D.					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data file (formatted as inline XBRL and contained in Exhibit 101)					*

*    Filed herewith.
**    Furnished herewith.
†    Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K item 601(b)(10)(iv).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zentalis Pharmaceuticals, Inc.

Date: August 6, 2025	By:	/s/ Julie Eastland
Julie Eastland
President and Chief Executive Officer
(principal executive officer)
Date: August 6, 2025	By:	/s/ Vincent A. Vultaggio
Vincent A. Vultaggio
Senior Vice President, Finance and Principal Accounting Officer
(principal financial and accounting officer)