Form 10-Q
period 2025-09-30
Zentalis Pharmaceuticals, Inc.
filed 2025-11-10
CIK 1725160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2025, the registrant had 72,250,779 shares of common stock, $0.001 par value per share, outstanding.

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
◦the global macroeconomic environment, inflation levels and interest rates;
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
◦the estimated size of the market opportunity for azenosertib, including the market opportunity for azenosertib in Cyclin E1-positive PROC, and our underlying assumptions thereof, including our estimate of the limited overlap between FRα-high PROC patients and those that have Cyclin E1 overexpression, and our belief that there is additional market opportunity for azenosertib as a combination therapy in earlier lines of treatment for ovarian cancer, and across other solid tumor types;

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
•Changes and/or disruptions at the FDA, the SEC and other government agencies, including as a result of government shutdowns, funding shortages, staffing changes or limitations, or global health concerns could prevent those agencies from performing business functions as they were previously performed, which could negatively impact our business.

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts and par value)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$39,072	$33,901
Marketable securities, available-for-sale	239,219	318,009
Marketable equity securities	2,406	19,174
Contracts receivable	—	5,000
Prepaid expenses and other current assets	7,605	9,982
Total current assets	288,302	386,066
Property and equipment, net	2,927	4,699
Operating lease right-of-use assets	30,188	32,528
Prepaid expenses and other assets	3,206	4,417
Restricted cash	2,627	2,627
Total assets	$327,250	$430,337
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,031	$7,438
Accrued expenses	30,137	45,287
Total current liabilities	37,168	52,725
Long-term lease liability	36,708	39,577
Other long-term liabilities	500	849
Total liabilities	74,376	93,151
Commitments and contingencies
EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 72,245,529 and 71,282,400 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	72	71
Additional paid-in capital	1,408,855	1,390,952
Accumulated other comprehensive income	186	558
Accumulated deficit	(1,156,239)	(1,054,395)
Total stockholders’ equity	252,874	337,186
Total liabilities and stockholders’ equity	$327,250	$430,337

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
License Revenue	$—	$—	$—	$40,560
Operating Expenses
Research and development	22,950	36,824	77,807	134,795
General and administrative	10,784	14,608	29,812	47,110
Restructuring	—	—	7,796	—
Total operating expenses	33,734	51,432	115,415	181,905
Loss from operations	(33,734)	(51,432)	(115,415)	(141,345)
Other Income (Expense)
Investment and other income, net	7,043	11,247	13,571	23,332
Net loss before income taxes	(26,691)	(40,185)	(101,844)	(118,013)
Income tax expense (benefit)	—	(27)	—	382
Net loss	(26,691)	(40,158)	(101,844)	(118,395)
Net loss attributable to noncontrolling interests	—	—	—	(28)
Net loss attributable to Zentalis	$(26,691)	$(40,158)	$(101,844)	$(118,367)
Net loss per common share outstanding, basic and diluted	$(0.37)	$(0.56)	$(1.42)	$(1.67)
Common shares used in computing net loss per share, basic and diluted	72,139	71,111	71,938	71,017

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(26,691)	$(40,158)	$(101,844)	$(118,395)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable debt securities	127	1,454	(372)	(600)
Total comprehensive loss	(26,564)	(38,704)	(102,216)	(118,995)
Comprehensive loss attributable to noncontrolling interests	—	—	—	(28)
Comprehensive loss attributable to Zentalis	$(26,564)	$(38,704)	$(102,216)	$(118,967)

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating Activities:
Consolidated net loss	$(101,844)	$(118,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	582	972
Fixed asset impairment	1,152	—
Share-based compensation	17,600	35,906
Gain on disposal of equipment	(634)	(13)
Non-cash impact of license revenue	—	(25,560)
Non-cash recognized gain on mark-to-market of equity securities	(1,087)	(7,920)
Accretion of discounts on marketable securities, net	(2,332)	(6,605)
Deconsolidation of variable interest entity	—	(79)
Changes in operating assets and liabilities:
Contracts receivable	5,000	—
Prepaid expenses and other assets	3,691	5,990
Accounts payable and accrued liabilities	(16,583)	(15,460)
Operating lease right-of-use assets and liabilities, net	148	6
Net cash used in operating activities	(94,307)	(131,158)
Investing Activities:
Purchases of marketable securities	(109,250)	(88,745)
Proceeds from maturities of marketable securities	190,000	199,700
Proceeds from sale of marketable equity securities	17,855	33,479
Proceeds from sale of property and equipment	569	65
Purchases of property and equipment	—	(221)
Net cash provided by investing activities	99,174	144,278
Financing Activities:
Proceeds from issuance of common stock under equity incentive plans	304	349
Net-settlement of restricted stock unit vesting	—	(241)
Net cash provided by financing activities	304	108
Net increase in cash, cash equivalents and restricted cash	5,171	13,228
Cash, cash equivalents and restricted cash at beginning of period	36,528	30,719
Cash, cash equivalents and restricted cash at end of period	$41,699	$43,947

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows for the periods presented:

	September 30,
	2025	2024
Cash and cash equivalents	$39,072	$41,320
Restricted cash	2,627	2,627
Total cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows	$41,699	$43,947
See notes to condensed consolidated financial statements .

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Three Months Ended September 30, 2025

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at June 30, 2025	72,135	$72	$1,403,912	$59	$(1,129,548)	$274,495
Share-based compensation expense	—	—	4,828	—	—	4,828
Other comprehensive income	—	—	—	127	—	127
Issuance of common stock in connection with restricted stock unit vesting, net	13	—	—	—	—	—
Shares issued under employee stock purchase plan	98	—	115	—	—	115
Net loss attributable to Zentalis	—	—	—	—	(26,691)	(26,691)
Balance at September 30, 2025	72,246	$72	$1,408,855	$186	$(1,156,239)	$252,874

	Nine Months Ended September 30, 2025

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2024	71,282	$71	$1,390,952	$558	$(1,054,395)	$337,186
Share-based compensation expense	—	—	17,600	—	—	17,600
Other comprehensive loss	—	—	—	(372)	—	(372)
Issuance and withholding of common stock in connection with restricted stock unit vesting, net	727	1	(1)	—	—	—
Shares issued under employee stock purchase plan	237	—	304	—	—	304
Net loss attributable to Zentalis	—	—	—	—	(101,844)	(101,844)
Balance at September 30, 2025	72,246	$72	$1,408,855	$186	$(1,156,239)	$252,874

	Three Months Ended September 30, 2024

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at June 30, 2024	71,107	$71	$1,349,135	$140	$(966,765)	$382,581
Share-based compensation expense	—	—	10,362	—	—	10,362
Other comprehensive income	—	—	—	1,454	—	1,454
Issuance of common stock in connection with restricted stock unit vesting, net	13	—	—	—	—	—
Shares issued under employee stock purchase plan	30	—	92	—	—	92
Net loss attributable to Zentalis	—	—	—	—	(40,158)	(40,158)
Balance at September 30, 2024	71,150	$71	$1,359,589	$1,594	$(1,006,923)	$354,331

	Nine Months Ended September 30, 2024

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2023	70,767	$70	$1,323,576	$2,194	$(888,556)	$107	$437,391
Share-based compensation expense	—	—	35,906	—	—	—	35,906
Other comprehensive loss	—	—	—	(600)	—	—	(600)
Issuance and withholding of common stock in connection with restricted stock unit vesting, net	335	1	(241)	—	—	—	(240)
Deconsolidation of Kalyra	—	—	—	—	—	(79)	(79)
Issuance of common stock upon exercise of options, net	—	—	8	—	—	—	8
Shares issued under employee stock purchase plan	48	—	340	—	—	—	340
Net loss attributable to non-controlling interest	—	—	—	—		(28)	(28)
Net income attributable to Zentalis	—	—	—	—	(118,367)	—	(118,367)
Balance at September 30, 2024	71,150	$71	$1,359,589	$1,594	$(1,006,923)	$—	$354,331

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Business
Organization
Zentalis Pharmaceuticals, Inc. (“Zentalis,” “We” or the “Company”) is a clinical-stage biopharmaceutical company developing azenosertib (ZN-c3), an investigational potentially first-in-class and best-in-class WEE1 inhibitor for patients with Cyclin E1-positive platinum-resistant ovarian cancer ("Cyclin E1-positive PROC"). The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. All of the Company’s tangible assets are held in the United States.
Liquidity
Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statements issuance date. The Company determined that there are no conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that the interim unaudited condensed consolidated financial statements for the quarter ended September 30, 2025 are issued.
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

Significant Accounting Policies
During the nine months ended September 30, 2025 we adopted the following significant accounting policies not previously reported in the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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

3. Significant Transactions
Immunome License Agreement
In January 2024, the Company and Immunome, Inc. (“Immunome”) entered into an exclusive, worldwide license agreement under which Immunome licensed from Zentalis ZPC-21 (now known as IM-1021), a preclinical ROR1 antibody-drug conjugate (“ADC”) and proprietary ADC technology platform (the “Immunome License Agreement”). Simultaneously, the Company and Immunome entered into a stock issuance agreement (together with the Immunome License Agreement, the “Immunome License Agreements”). The upfront consideration from Immunome amounted to $40.6 million, which consisted of $15.0 million in cash and approximately 2.3 million shares (quantified using a 30-day volume average price) of Immunome common stock valued at approximately $25.6 million on the date of acquisition and accounted for as marketable equity securities on the condensed consolidated balance sheet. Changes to the fair value of the Immunome common stock were recorded as a component of investment and other income, net within the condensed consolidated statement of operations. The Company was eligible to receive up to $275.0 million in development, regulatory and sales milestones as well as tiered royalties on net sales of licensed products. The Immunome License Agreement terminated upon the parties’ entry into the Immunome Purchase Agreement in October 2024, as described below under “Immunome Asset Sale”, and the Company was no longer eligible to receive development, regulatory and sales milestones or royalties under this Immunome License Agreement. The Company divested the 2.3 million shares of Immunome common stock acquired through the Immunome License Agreement during the three months ended September 30, 2024, resulting in net proceeds of $33.5 million.
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
Immunome Asset Sale
In October 2024, the Company and Immunome entered into an asset purchase agreement, pursuant to which Immunome purchased from the Company ZPC-21 (now known as IM-1021), a preclinical ROR1 ADC, and the Company’s proprietary ADC platform technology (the “Immunome Purchase Agreement”). The assets subject to the Immunome Asset Sale Agreement were previously licensed to Immunome under the Immunome License Agreement. Simultaneously, the Company and Immunome entered into a stock issuance agreement (together with the Immunome Purchase Agreement, the "Immunome Asset Purchase Agreements"). The upfront consideration from Immunome amounted to $30 million, which consisted of 1.8 million shares of Immunome common stock based on the trailing 30-day volume weighted average price of Immunome common stock (valued at approximately $21.9 million based on the closing price of Immunome's common stock on the date of acquisition), and $5.0 million of contingent consideration due upon the achievement of a developmental milestone. The developmental milestone was achieved in December 2024. Pursuant to the terms of the Immunome Stock Agreement, Zentalis was obligated to hold and not sell greater than 50% of the shares until the six-month anniversary in April 2025 of the closing date, subject to certain exceptions. The Immunome License Agreement terminated upon the parties’ entry into the Immunome Purchase Agreement. The Company divested 1.6 million shares of Immunome common stock acquired through the Immunome Purchase Agreement during the three months ended September 30, 2025, resulting in net proceeds of $17.9 million. As of September 30, 2025, the Company held 0.2 million shares of Immunome common stock. In October 2025, the Company divested all of these remaining shares, resulting in net proceeds of $2.6 million.
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
The following table presents information about reported significant segment expenses and net loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$—	$—	$—	$40,560
Less:
Research and development (1):
Azenosertib external development costs	12,602	14,595	33,153	62,211
Unallocated research and development expenses and discontinued programs	10,348	22,229	44,654	72,584
Total research and development	22,950	36,824	77,807	134,795
General and administrative	10,784	14,608	29,812	47,110
Other (2)	7,043	11,274	5,775	22,950
Net loss	$(26,691)	$(40,158)	$(101,844)	$(118,395)
Adjustments for cash used in operations:
Non-cash expenses	898	3,371	15,281	(3,299)
Changes in working capital	(1,170)	(7,258)	(7,744)	(9,464)
Cash used in operations:	$(26,963)	$(44,045)	$(94,307)	$(131,158)

(1) The Company tracks external development costs by product candidate or development program, but does not allocate personnel costs, general license payments made under our licensing arrangements or other internal costs to specific development programs or product candidates. These costs are included in unallocated research and development expenses and discontinued programs.
(2) Other consists of investment and other income, net, restructuring charges and income tax expense (benefit).

5. Fair Value Measurement
Available-for-sale marketable debt securities consisted of the following (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$154,269	$163	$(27)	$154,405
US treasury securities	84,764	67	(17)	84,814
	$239,033	$230	$(44)	$239,219

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$233,291	$731	$(81)	$233,941
US treasury securities	84,160	43	(135)	84,068
	$317,451	$774	$(216)	$318,009

As of September 30, 2025, seven of the Company’s available-for-sale debt securities with a fair market value of $59.6 million were in a gross unrealized loss position of $44 thousand. Three have been in a gross unrealized loss position of $14 thousand for less than one year and four have been in a gross unrealized loss position of $30 thousand for more than one year. When evaluating an investment for impairment, the Company reviews factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that the Company would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on the Company’s review of these marketable securities, the Company believes none of the unrealized loss is as a result of a credit loss as of September 30, 2025, because the Company does not intend to sell these securities, and it is not more-likely-than-not that the Company will be required to sell these securities before the recovery of their amortized cost basis.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	September 30, 2025	December 31, 2024
	Estimated Fair Value
Within one year	$239,219	$249,308
After one but within five years	—	68,701
	$239,219	$318,009

Equity investment gains comprised the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Change in unrealized investment gains during the year on securities held at the end of the period	$495	$—	$224	$—
Investment gains during the period on securities sold	2,975	5,666	863	7,920
Net gains recognized on equity securities	$3,470	$5,666	$1,087	$7,920

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
The Company had $0.5 million in contingent consideration liabilities as of September 30, 2025 related to the agreement to terminate its Collaboration and License Agreements with Zentera. The contingent consideration balance is limited to one potential milestone payment measured at fair value. The fair value of the contingent consideration is estimated based on the monetary value of the milestone discounted for the probability of achieving the milestone and a present value factor based on the timing of when the milestone is expected to be achieved. The value for the contingent consideration balance is based on significant inputs not observable in the market which represents Level 3 measurement within the fair value hierarchy.

The following table summarizes the financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets:
Cash equivalents:
Money market funds	$12,650	$—	$—	$12,650
Total cash equivalents:	12,650	—	—	12,650

Available-for-sale marketable securities:
Corporate debt securities	—	154,405	—	154,405
US treasury securities	84,814	—	—	84,814
Total available-for-sale marketable securities:	84,814	154,405	—	239,219

Immunome marketable equity securities	$2,406	$—	$—	$2,406

Total assets measured at fair value	$99,870	$154,405	$—	$254,275
Financial liabilities:
Contingent consideration	—	—	500	500
Total financial liabilities	$—	$—	$500	$500

	December 31, 2024
	Level 1	Level 2	Level 3	Total estimated fair value
Cash equivalents:
Money market funds	$13,723	$—	$—	$13,723
Total cash equivalents:	13,723	—	—	13,723

Available-for-sale marketable securities:
Corporate debt securities	—	233,941	—	233,941
US treasury securities	84,068	—	—	84,068
Total available-for-sale marketable securities:	84,068	233,941	—	318,009

Immunome marketable equity securities	19,174	—	—	19,174

Total assets measured at fair value	$116,965	$233,941	$—	$350,906
Financial liabilities:
Contingent consideration	—	—	500	500
Total financial liabilities	$—	$—	$500	$500

The following significant unobservable inputs were used in the valuation of the contingent consideration payable to Zentera pursuant to the Termination Agreement at September 30, 2025:

Contingent Consideration Liability	Fair Value as of September 30, 2025	Valuation Technique	Unobservable Input	Range
	(in thousands)
Milestone payment	$500	Discounted cash flow	Likelihood of occurrence	1.0% - 2.4%
			Discount rate	40%
			Expected term	Perpetuity
The following table reflects the activity for the Company’s contingent consideration, measured at fair value using Level 3 inputs (in thousands):

Contingent consideration at December 31, 2024	$500
Changes in the fair value of contingent consideration	—
Contingent consideration at September 30, 2025	$500
There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2025. The Company had one instrument that was classified within Level 3 as of September 30, 2025. As of September 30, 2025 and December 31, 2024, no material fair value adjustments were required for non-financial assets and liabilities.
6. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Prepaid insurance	$615	$249
Prepaid software licenses and maintenance	370	509
Prepaid research and development expenses	5,663	8,788
Interest receivable	2,154	2,943
Deferred tax asset	107	101
Sublease assets	566	626
Other prepaid expenses	1,336	1,183
Total prepaid expenses and other assets	10,811	14,399
Less long-term portion	3,206	4,417
Total prepaid expenses and other assets, current	$7,605	$9,982

7. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Lab equipment	$—	$3,382
Leasehold improvements	4,168	4,168
Office equipment and furniture	1,277	1,280
Computer equipment	143	143
Subtotal	5,588	8,973
Accumulated depreciation and amortization	(2,661)	(4,274)
Property and equipment, net	$2,927	$4,699
Depreciation and amortization expense for the three months ended September 30, 2025 and 2024 was approximately $160 thousand and $321 thousand, respectively. Depreciation and amortization expense for the nine months ended September 30, 2025 and 2024 was $582 thousand and $972 thousand, respectively.
During the nine months ended September 30, 2025, management determined that changes in circumstances indicated the carrying value of certain research and development equipment may not be recoverable and recorded an impairment charge of $1.2 million, which is reported in the Research and development expense line item of the condensed consolidated statement of operations.
8. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued research and development expenses	$17,696	$28,715
Accrued employee expenses	8,029	12,799
Accrued restructuring	87	—
Accrued general and administrative expenses	312	642
Lease liability	3,749	3,072
Contingent consideration	500	500
Accrued legal expenses	264	408
Total accrued expenses	30,637	46,136
Less long-term portion	500	849
Total accrued expenses, current	$30,137	$45,287

9. Stockholders’ Equity
Share-based Compensation
Effective April 2020, the Company’s Board of Directors adopted, and the Company’s stockholders approved, the 2020 Incentive Award Plan (the “2020 Plan”), which allows for grants to selected employees, consultants and non-employee members of the Board of Directors. The Company currently grants stock options and restricted stock units (“RSUs”) under the 2020 Plan. Awards may be made under the 2020 Plan covering up to the sum of (1) 5,600,000 shares of common stock; plus (2) any shares forfeited from the unvested restricted shares of our common stock issued upon conversion of unvested Class B common units (up to 1,250,000 shares); plus (3) an annual increase on the first day of each fiscal year beginning with the fiscal year ending December 31, 2021 and continuing to, and including, the fiscal year ending December 31, 2030, equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by our Board of Directors.

As of September 30, 2025, 11,460,519 shares were subject to outstanding awards under the 2020 Plan and 5,695,684 shares were available for future grants of share-based awards under the 2020 Plan.
In July 2022, the Company’s Board of Directors approved the Zentalis Pharmaceuticals, Inc. 2022 Employment Inducement Incentive Award Plan (the “2022 Inducement Plan”), which is used exclusively for the grant of equity awards to new employees as an inducement material to the employees’ entering into employment with the Company. As of September 30, 2025, the Board of Directors has reserved 8,775,000 shares of the Company’s common stock for issuance pursuant to awards granted under the 2022 Inducement Plan.
As of September 30, 2025, 6,665,630 shares were subject to outstanding awards under the 2022 Inducement Plan and 1,912,370 shares were available for future grants of share-based awards under the 2022 Inducement Plan.
Total share-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expense	$388	$3,083	$7,413	$11,979
General and administrative expense	4,440	7,279	10,187	23,927
Total share-based compensation expense	$4,828	$10,362	$17,600	$35,906
Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock Options	$2,602	$8,357	$10,650	$27,784
Employee Stock Purchase Plan	34	139	130	330
RSAs and RSUs	2,192	1,866	6,820	7,792
	$4,828	$10,362	$17,600	$35,906

Stock Options and Restricted Stock Units
The exercise price of stock options granted is equal to the closing price of the Company’s common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company estimates expected volatility based on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company uses the “simplified method” for estimating the expected term of employee options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years). The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not issued any dividends and does not expect to issue dividends over the life of the options. As a result, the Company has estimated the dividend yield to be zero. The fair value of the stock options granted during the nine months ended September 30, 2025 and September 30, 2024 was determined with the following assumptions:

	September 30, 2025	September 30, 2024
Expected volatility	55.9% - 67.2%	75.3% - 78.4%
Average expected term (in years)	6.0 - 6.1	5.9 - 6.1
Risk-free interest rate	3.8% - 4.4%	3.7% - 4.6%
Expected dividend yield	—%	—%
Employee Stock Purchase Plan
Effective April 2020, the Company’s Board of Directors adopted, and the Company’s stockholders approved the Zentalis Pharmaceuticals, Inc. 2020 Employee Stock Purchase Plan (the “ESPP”), which was subsequently amended and restated effective March 15, 2021. The maximum aggregate number of shares of the Company’s common stock available for issuance under the ESPP at September 30, 2025 was 1,628,130. Under the terms of the ESPP, the Company’s employees may elect to have up to 20% of their compensation, up to a maximum of $21,250 per calendar year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lower of the fair market value per share (at closing) of the Company’s common stock on (i) the first trading day of a six-month offering period, or (ii) the applicable purchase date, defined as the last trading day of the six-month offering period. The weighted average assumptions used to estimate the fair value of stock purchase rights under the ESPP during the period ended are as follows:

Ended September 30, 2025
ESPP
Volatility	69.1%
Expected term (years)	0.5
Risk free rate	4.2%
Expected dividend yield	—

Compensation Expense Summary
Total unrecognized estimated compensation cost by type of award and the weighted average requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	September 30, 2025
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$19,822	2.52
RSUs	$8,147	1.61

During the nine months ended September 30, 2025, we issued zero shares of common stock in connection with the exercises of stock options. Outstanding stock options and unvested RSUs totaling approximately 12.4 million shares and 5.8 million shares of our common stock, respectively, were outstanding as of September 30, 2025.

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

Leases
Our commitments include payments related to operating leases. Approximate annual future minimum operating lease payments as of September 30, 2025 are as follows (in thousands):

Year	Operating Leases
2025 (remaining)	$1,784
2026	7,278
2027	7,451
2028	7,760
2029	7,930
Thereafter	23,088
Total minimum lease payments:	55,291
Less: imputed interest	(14,834)
Total operating lease liabilities	40,457
Less: current portion	(3,749)
Lease liability, net of current portion	$36,708
The weighted-average remaining lease term of our operating leases is approximately 7.0 years.
On March 6, 2023, we entered into a sublease agreement pursuant to which we sublet the office space located at 1359 Broadway, Suites 1710 and 1800 in New York, New York to a subtenant. For the nine months ended September 30, 2025, we recorded lease income of $1.1 million relating to our New York sublease.

11. Net Loss Per Common Share
Basic and diluted net (loss) income per common share were calculated as follows (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to Zentalis	$(26,691)	$(40,158)	$(101,844)	$(118,367)
Denominator:
Weighted average number of common shares outstanding basic and diluted	72,139	71,111	71,938	71,017
Net loss per common share	$(0.37)	$(0.56)	$(1.42)	$(1.67)
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

	September 30,
	2025	2024
Outstanding stock options	12,356	11,214
Unvested RSUs	5,770	1,953
	18,126	13,167

12. Restructuring
On January 28, 2025, the Company announced a corporate restructuring, (the “Restructuring”) that reduced its work force by approximately 40%. The Company has substantially completed all of the activities included in the restructuring plan and all of the costs associated with the restructuring were incurred during the quarter ended March 31, 2025.
In connection with the Restructuring, the Company recorded restructuring charges of $7.8 million which are reported as a separate line item in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2025. The following table summarizes the components of the restructuring charges (in thousands):

	Nine Months Ended September 30, 2025
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

The following table sets forth activity in the restructuring liability (in thousands):

	Employee separation costs	Other restructuring charges	Total
Balance at December 31, 2024	$—	$—	$—
Accruals	6,947	43	6,990
Payments	(6,860)	(43)	(6,903)
Balance at September 30, 2025	$87	$—	$87
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
Overview

We are a clinical-stage biopharmaceutical company developing azenosertib (ZN-c3), an investigational, potentially first-in-class and best-in-class WEE1 inhibitor, for patients with ovarian cancer and across other solid tumor types. In clinical trials, azenosertib has been well tolerated and has demonstrated anti-tumor activity as a single agent across multiple tumor types. We are currently focused on advancing the clinical development of azenosertib in Cyclin E1-positive platinum-resistant ovarian cancer, or PROC. We believe that our DENALI (ZN-c3-005) Part 2 clinical trial of azenosertib in patients with Cyclin E1-positive PROC, if successful, has the potential to support an application seeking accelerated approval, subject to U.S. Food and Drug Administration, or FDA, review. Azenosertib also has broad franchise potential beyond Cyclin E1-positive PROC. We exclusively in-license or solely own worldwide development and commercialization rights to azenosertib.

Azenosertib (WEE1 Inhibitor)

Mechanism of Action

Azenosertib is an investigational, potentially best-in-class and first-in-class oral, small molecule WEE1 inhibitor. The inhibition of WEE1, a DNA damage response kinase, drives cancer cells into mitosis without being able to repair damaged DNA, resulting in cell death and thereby preventing tumor growth and potentially causing tumor regression. We have designed azenosertib to have advantages over other investigational therapies targeting WEE1, including superior selectivity and pharmacokinetic properties.

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

Market Opportunity

In 2022, the global ovarian cancer market was approximately $3 billion, with significant growth expected over the next several years. PROC is a subset of the ovarian cancer market. Based on our analysis utilizing our IHC cutoff, we estimate that approximately 50% of PROC patients overexpress Cyclin E1 protein, which accounts for approximately 21,500 patients on an annual basis in the United States, EU4 (France, Germany, Italy, Spain) and the United Kingdom, based on 2024 estimates. As a result, we believe there is a large market opportunity for azenosertib in Cyclin E1-positive PROC patients. Moreover, the successful launch of mirvetuximab soravtansine in PROC patients with high folate receptor alpha, or FRα-high, expression underscores the demand for biomarker-directed therapies for PROC patients. The limited overlap between FRα-high PROC patients and those that have Cyclin E1 overexpression is estimated to be less than 20%, which highlights the significant unmet need in patients with Cyclin E1-positive PROC.

We believe there is additional market opportunity for azenosertib as a combination therapy, in earlier lines of treatment for ovarian cancer, and across other solid tumor types.

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

◦DENALI Part 2 is designed to enroll approximately 100 patients with Cyclin E1-positive PROC at the selected dose who have received one to three prior lines of therapy, or for patients whose tumors are also FRα-high and who have received mirvetuximab soravtansine, one to four prior lines of therapy. We have aligned with the FDA on the design of our DENALI Part 2 study in patients with Cyclin E1-positive PROC, which allows for seamless enrollment across Parts 2a and 2b. DENALI Part 2a is designed to confirm 400 mg QD 5:2 as the primary dose-of-interest by enrolling approximately 30 patients at each of two dose levels, 400 mg QD 5:2 and 300 mg QD 5:2. DENALI Part 2b is designed to enroll approximately 70 patients at a single dose, the selection of which will be informed by Part 2a and FDA feedback. In April 2025, we announced that the first patient was dosed in DENALI Part 2a. We anticipate disclosing topline data from DENALI Part 2 by year end 2026. We believe that DENALI Part 2, if successful, has the potential to support an accelerated approval, subject to FDA review. The FDA has granted Fast Track Designation to azenosertib for the treatment of patients with PROC who are positive via IHC for Cyclin E1 protein levels.

•Monotherapy – Phase 3 Clinical Trial in Cyclin E1-positive PROC. We plan to conduct a randomized, controlled Phase 3 confirmatory clinical trial of azenosertib versus standard-of-care chemotherapy for the treatment of patients with Cyclin E1-positive PROC, with the goal of supporting an application seeking full approval of azenosertib in this setting, which we plan to conduct concurrently with DENALI Part 2b, subject to FDA feedback.

•Monotherapy – Phase 2 Clinical Trial in Uterine Serous Carcinoma, or USC (TETON - ZN-c3-004). Azenosertib is currently being evaluated as a monotherapy in a Phase 2 clinical trial in patients with USC. The FDA granted Fast Track Designation to azenosertib in patients with advanced or metastatic USC who have received at least one prior platinum-based chemotherapy regimen for management of advanced or metastatic disease. Enrollment in this trial is complete. We plan to publish results from this trial in the first half of 2026. Consistent with our previously announced strategic prioritization of azenosertib for the treatment of patients with Cyclin E1-positive PROC, further development in USC will be limited to partnering or our ability to allocate capital to this indication. We will continue to support an investigator-initiated study to explore potential biomarker enrichment strategy in USC.

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

Since inception, we have incurred significant operating losses. Our net losses were $165.9 million for the year ended December 31, 2024. We had net losses of $101.8 million and $118.4 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. We had an accumulated deficit of $1.2 billion as of September 30, 2025. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We had cash, cash equivalents and marketable securities of $280.7 million as of September 30, 2025. We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements into late 2027. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
Government Shutdown

On October 1, 2025, the U.S. government shut down and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on the Company’s business. It could also impact the Company’s ability to access the public markets and obtain necessary capital in order to fund its operations. See Risk Factors—Risks Related to Regulatory Approval and Other Legal Compliance Matters— Changes and/or disruptions at the FDA, the SEC and other government agencies, including as a result of government shutdowns, funding shortages, staffing changes or limitations, or global health concerns could prevent those agencies from performing business functions as they were previously performed, which could negatively impact our business.

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

Immunome Agreements
In January 2024, we entered into an exclusive, worldwide license agreement with Immunome, or the Immunome License Agreement, under which Immunome licensed from us ZPC-21 (now known as IM-1021), a preclinical ROR1 ADC with best-in-class potential, and our proprietary ADC platform technology, or the ADC Assets. Under the terms of the deal, we received an up-front payment of $35 million in cash and Immunome common stock (with the stock valued at the trailing 30-day volume-weighted average price). In October 2024, we entered into an asset purchase agreement with Immunome, pursuant to which Immunome purchased the ADC Assets, or the Immunome Purchase Agreement. We received $25 million worth of Immunome common stock, with the shares valued at the trailing 30-day volume-weighted average price of Immunome's common stock. On the date of execution of the transaction, the Immunome common stock was valued at $21.9 million based on the closing price of Immunome's common stock on that date. In the first quarter of 2025, we also received $5.0 million of contingent consideration following the achievement of a developmental milestone in December 2024. The Immunome License Agreement terminated upon the parties’ entry into the Immunome Purchase Agreement. During the three months ended September 30, 2024, the Company divested 2.3 million shares of Immunome common stock acquired through the Immunome License Agreement resulting in net proceeds of $33.5 million. During the three months ended September 30, 2025, the Company divested 1.6 million shares of Immunome common stock acquired through the Immunome Purchase Agreement resulting in net proceeds of $17.9 million. As of September 30, 2025 the Company held 0.2 million shares of Immunome common stock. In October 2025, the Company divested all of these remaining shares, resulting in net proceeds of $2.6 million.
Components of Our Results of Operations
Revenue
To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue in the foreseeable future. We have generated, and may in the future generate, revenue from payments received under our licensing, collaboration and asset sale agreements, which included payments of upfront fees, license fees, milestone-based payments and reimbursements for research and development efforts.
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
The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Azenosertib	$12,602	$14,595	$33,153	$62,211
Unallocated research and development expenses and discontinued programs	10,348	22,229	44,654	72,584
Total research and development expenses	$22,950	$36,824	$77,807	$134,795

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Following the strategic restructuring announced in January 2025, we incurred certain associated non-recurring expenses in the first quarter of 2025. As a result of the strategic restructuring, we have realized a decrease in research and development expenses through the third quarter ended September 30, 2025. If our azenosertib development program continues to advance successfully, we expect our research and development expenses to increase as we initiate and execute our planned Phase 3 confirmatory study and prepare for potential commercialization.
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
A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to patient enrollment or other reasons, we would be required to incur significant additional expenses and time on the completion of clinical development.
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
Following the strategic restructuring announced in January 2025 for which we incurred certain associated non-recurring expenses in the first quarter of 2025. Through September 30, 2025 we have realized a decrease in general and administrative expenses excluding one-time charges; however, if our azenosertib development program continues to advance successfully, we expect our general and administrative expenses to increase as we initiate and execute our planned Phase 3 confirmatory study and prepare for potential commercialization. We also expect to continue to incur expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements; director and officer insurance costs; and investor and public relations costs.
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
Results of Operations
Comparison of Three Months Ended September 30, 2025 to Three Months Ended September 30, 2024
The following table summarizes our results of operations for the periods indicated, together with the changes in those items in dollars:

	Three Months Ended September 30,		Increase (Decrease)
	2025	2024
	(in thousands)
Operating Expenses
Research and development	$22,950	$36,824	$(13,874)
General and administrative	10,784	14,608	(3,824)
Total operating expenses	33,734	51,432	(17,698)
Loss from operations	(33,734)	(51,432)	17,698
Other Income (Expense)
Investment and other income, net	7,043	11,247	(4,204)
Net loss before income taxes	(26,691)	(40,185)	13,494
Income tax benefit	—	(27)	27
Net loss attributable to Zentalis	$(26,691)	$(40,158)	$13,467

Research and Development Expenses
Research and development expenses for the three months ended September 30, 2025 were $23.0 million, compared to $36.8 million for the three months ended September 30, 2024. The decrease of $13.8 million was primarily due to decreases of $7.6 million for personnel expense, of which $2.7 million was non-cash stock-based compensation. Decreases of $4.2 million for lab services, $1.2 million for clinical expenses, and $0.8 million for supplies, overhead, and other expense also contributed to the overall reduction in research and development expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2025 were $10.8 million, compared to $14.6 million during the three months ended September 30, 2024. This decrease of $3.8 million was attributable to a decrease of $3.8 million in personnel expense, of which $2.8 million was non-cash stock-based compensation.

Investment and Other Income, Net
Investment and other income, net was $7.0 million for the three months ended September 30, 2025, compared to $11.2 million for the three months ended September 30, 2024. The decrease of $4.2 million was primarily driven by the change in the fair value of Immunome common stock of $2.2 million, a decrease of $2.1 million in returns on invested cash and marketable debt securities partially offset by a $0.1 million increase on gain of fixed assets sold.
Comparison of Nine Months Ended September 30, 2025 to Nine Months Ended September 30, 2024
The following table summarizes our results of operations for the periods indicated, together with the changes in those items in dollars:

	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024
	(in thousands)
License Revenue	$—	$40,560	$(40,560)
Operating Expenses
Research and development	77,807	134,795	(56,988)
General and administrative	29,812	47,110	(17,298)
Restructuring	7,796	—	7,796
Total operating expenses	115,415	181,905	(66,490)
Loss from operations	(115,415)	(141,345)	25,930
Other Income (Expense)
Investment and other income, net	13,571	23,332	(9,761)
Net loss before income taxes	(101,844)	(118,013)	16,169
Income tax expense	—	382	(382)
Net loss	(101,844)	(118,395)	16,551
Net loss attributable to noncontrolling interests	—	(28)	28
Net loss attributable to Zentalis	$(101,844)	$(118,367)	$16,523

License Revenue
License revenue for the nine months ended September 30, 2025 was zero compared to $40.6 million for the nine months ended September 30, 2024. The license revenue for the nine months ended September 30, 2024 relates to the License Agreement with Immunome.
Research and Development Expenses
Research and development expenses for the nine months ended September 30, 2025 were $77.8 million, compared to $134.8 million for the nine months ended September 30, 2024. The decrease of $57.0 million was primarily due to decreases of $24.6 million for clinical expenses, $12.2 million for lab services,$8.3 million for drug manufacturing, and $0.7 million for supplies and other expense. A decrease of $12.3 million from personnel expense, of which $5.2 million was non-cash stock-based compensation, also contributed to the overall reduction in research and development expenses. These decreases were partially offset by an increase of $1.1 million from a one-time impairment charge related to the disposal of research and development equipment.
General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2025 were $29.8 million, compared to $47.1 million during the nine months ended September 30, 2024. This decrease of $17.3 million was attributable to a decrease of $15.8 million of personnel expense, of which $14.0 was non-cash stock-based compensation. Decreases of $1.2 million related to consulting and outside services and $0.3 million in other expenses also contributed to the overall reduction in general and administrative expenses.
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

Restructuring expenses for the nine months ended September 30, 2025 were $7.8 million, compared to zero during the nine months ended September 30, 2024.

Investment and Other Income, Net
Investment and other income, net was $13.6 million for the nine months ended September 30, 2025, compared to $23.3 million for the nine months ended September 30, 2024. The decrease of $9.8 million was primarily driven by decreases in the fair value of Immunome common stock of $7.0 million and a decrease of $6.4 million in returns on invested cash and marketable debt securities. The decreases were partially offset by a $0.6 million gain on fixed asset disposals as well as a reduction of one-time miscellaneous expenses incurred in 2024.
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
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity securities. From inception through September 30, 2025, we raised a total of $1.2 billion in gross proceeds from the sale of shares of our common stock and convertible preferred units. We have also financed ongoing operations through the out license in January 2024 and subsequent sale in October 2024 to Immunome of one of our preclinical programs, through which Immunome paid us $20.0 million in cash proceeds in the aggregate and issued to us 4.1 million shares in the aggregate of of its common stock valued at approximately $47.4 million at the time of the transactions. Through September 30, 2025, we have sold 3.9 million of these shares in the public markets yielding gross proceeds of $51.3 million. As of September 30, 2025 we held 0.2 million shares of Immunome common stock, which we sold in October 2025. As of September 30, 2025, we had $39.1 million in cash and cash equivalents, $239.2 million in marketable debt securities, $2.4 in marketable equity securities, and an accumulated deficit of $1.2 billion. We maintain the majority of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. We had no indebtedness as of September 30, 2025.

ATM Program
In May 2021, we entered into a sales agreement, or the Sales Agreement, with Leerink Partners LLC, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $75.0 million in “at-the-market” offerings, or the ATM, under our Registration Statement on Form S-3 (File No. 333-286122) filed with the U.S. Securities and Exchange Commission, or the SEC, on March 26, 2025. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act of 1933, as amended, or the Securities Act, including sales made directly through The Nasdaq Global Market or any other existing trading market for our common stock. During the quarter ended September 30, 2025, we did not sell any shares of common stock under the Sales Agreement. As of September 30, 2025, there was $75.0 million of our common stock remaining available for sale under our ATM.
Cash Flows

The following table summarizes our sources and uses of cash for the period presented:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(94,307)	$(131,158)
Net cash provided by investing activities	99,174	144,278
Net cash provided by financing activities	304	108
Net increase in cash and cash equivalents	$5,171	$13,228
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2025 was $94.3 million, consisting primarily of our net loss of $101.8 million as we incurred expenses associated with the restructuring event, research and development activities for our product candidate and general and administrative activities, as well as changes in operating assets and liabilities of $7.7 million and partially offset by non-cash adjustments of $15.2 million.
Net cash used in operating activities for the nine months ended September 30, 2024 was $131.2 million, consisting primarily of our net loss of $118.4 million as we incurred expenses associated with research and development activities for our product candidates and incurred general and administrative expenses, as well as changes in operating assets and liabilities of $9.5 million and non-cash adjustments of $3.3 million.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2025 of $99.2 million was attributable to proceeds of maturities of marketable securities of $190.0 million, the sale of marketable equity securities of $17.9 million, and proceeds from sale of property and equipment of $0.6 million, offset by net investment of excess cash of $109.3 million.
Net cash provided by investing activities for the nine months ended September 30, 2024 of $144.3 million was attributable to proceeds of maturities of marketable securities of $199.7 million and the sale of marketable equity securities of $33.5 million, offset by net investment of excess cash of $88.7 million and purchases of property and equipment of $221 thousand and proceeds from sales of property and equipment of $65 thousand.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2025 of $304 thousand was provided from the issuance of common stock under equity incentive plans.
Net cash provided by financing activities for the nine months ended September 30, 2024 of $108 thousand consisted of $349 thousand provided from the issuance of common stock under equity incentive plans offset by cash used in the net-settlement of restricted stock unit vesting of $241 thousand.
Funding Requirements
Our future capital requirements will depend on many factors, including:
•the clinical development of azenosertib for the treatment of oncology indications, including, in particular, the initiation and execution of our planned Phase 3 confirmatory clinical trial of azenosertib versus standard-of-care chemotherapy for the treatment of patients with Cyclin E1-positive PROC;
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
As of September 30, 2025, we have $3.7 million and $36.7 million in current and long-term lease liabilities, respectively. We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements into late 2027. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are not subject to any material legal proceedings.
Item 1A. Risk Factors.
You should carefully consider the risks and uncertainties described below and the other information in this Quarterly Report on Form 10-Q, including our interim unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. Our business, financial condition, results of operations or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our common stock could decline and you could lose all or part of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below.
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
We have incurred net losses in almost every reporting period since our inception, we have not generated any revenue from product sales to date, and we have financed our operations principally through private financings, our initial public offering, or IPO, and follow-on public offerings of our common stock. We incurred a net loss of $165.9 million for the year ended December 31, 2024. We had a net loss of $101.8 million and $118.4 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $1.2 billion. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential products.

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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. If our azenosertib development program continues to advance successfully, we expect our expenditures to increase as we initiate and execute our planned Phase 3 confirmatory clinical trial and prepare for potential commercialization. Even if azenosertib or any future product candidate that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond our expectations if we are required by the FDA, the European Medicines Agency, or the EMA, or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. We are incurring costs related to collaborating with a diagnostic company for the development, manufacturing and supply of a companion diagnostic to identify patients with Cyclin E1-positive PROC, and we may in the future incur costs relating to additional diagnostic tools for biomarkers associated with azenosertib and any future product candidates. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for any of our product candidates, including azenosertib, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We have also incurred, and expect to continue to incur, costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations.

As of September 30, 2025, we had cash and cash equivalents and marketable securities of $280.7 million. Based on current business plans, we believe that our existing cash, cash equivalents and marketable securities as of September 30, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements into late 2027, but will not be sufficient to fund all of the activities that are necessary to complete the development of azenosertib and any future product candidates. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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
We have and in the future may seek third-party collaborators for the research, development and commercialization of one or more of our product candidates. For example, we have collaborated with Pfizer, GSK and Dana Farber on the development of azenosertib. Our likely collaborators in any future collaboration arrangements we may enter into include large and mid-size pharmaceutical companies and biotechnology companies. If we were to enter into any collaboration arrangements with third parties, those agreements may limit our control over the amount and timing of resources that our collaborators dedicate to the development and commercialization of any product candidates we may seek to develop with them. We cannot predict the success of any collaboration in which we have entered or may enter. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.
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
•Collaborators may be unable to maintain compliance with applicable laws, regulations and guidance, including good practice quality guidelines and regulations, including Good Laboratory Practice, Good Clinical Practice, or GCP, and current Good Manufacturing Practice, or cGMP, or similar ex-U.S. requirements or to secure approval for clinical development plans from the FDA or ex-U.S. regulatory authorities.
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
•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a New Drug Application, or NDA, or Biologics License Application, or BLA, or other submission or to obtain regulatory approval in the United States or elsewhere;
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

Specifically, drugs and biologics are eligible for fast track designation if they are intended, alone or in combination with one or more drugs or biologics, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA or BLA is submitted, the application may be eligible for priority review. An NDA or BLA submitted for a fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the NDA or BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

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
We are conducting international clinical trials for azenosertib and may in the future conduct international clinical trials for other product candidates. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or ex-U.S. regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from ex-U.S. clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of ex-U.S. data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to current GCP requirements; and (iii) the FDA is able to validate the data through an on-site inspection or other appropriate means. Furthermore, even where the ex-U.S. study data are not intended to serve as the sole basis for approval, if the trial was not otherwise subject to an IND, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many ex-U.S. regulatory authorities have similar approval requirements. In addition, such ex-U.S. trials would be subject to the applicable local laws of the ex-U.S. jurisdictions where the trials are conducted. There can be no assurance that the FDA or any ex-U.S. regulatory authority will accept data from trials conducted outside of its applicable jurisdiction. If the FDA or any ex-U.S. regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction.
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
Changes and/or disruptions at the FDA, the SEC and other government agencies, including as a result of government shutdowns, funding shortages, staffing changes or limitations, or global health concerns could prevent those agencies from performing business functions as they were previously performed, which could negatively impact our business.
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
Changes and/or disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example in 2025 and in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Further, in our operations as a public company, future or prolonged government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Further, the current U.S. presidential administration has issued certain policies and executive orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities.

If a prolonged government shutdown occurs, if renewed global health concerns prevent the FDA or other regulatory authorities from conducting their regular reviews or other regulatory activities, or if there are delays and slowdowns caused by staffing limitations, funding shortages, or for other reasons, these actions could significantly impact the ability of the FDA or ex-U.S. regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. It could also impact our ability to access the public markets and obtain necessary capital in order to properly fund our operations.

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
We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, CMOs, suppliers and vendors may engage in misconduct or other improper activities. Misconduct by these parties could include failures to comply with FDA and other ex-U.S. authorities regulations, provide accurate information to the FDA or ex-U.S. regulatory authorities, comply with federal, state and ex-U.S. health care fraud and abuse laws and regulations, accurately report financial information or data, or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-

dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by these parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations.
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
In order to successfully implement our long-term development and commercialization plans and strategies, and as we continue to operate as a public company, we expect to need additional managerial, operational, sales, marketing, financial, legal, compliance and other personnel in the long-term. Future growth would impose significant added responsibilities on members of management, including:
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
We currently contract manufacturing operations to third parties, and clinical quantities of azenosertib are manufactured by certain of these third parties outside the United States, including in China, and we expect to continue to use such third-party manufacturers for azenosertib. Any disruption in production or inability of our manufacturers in such ex-U.S. countries, including in China, to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of azenosertib. Furthermore, since these manufacturers are located outside the United States, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or ex-U.S. governments, political unrest or unstable economic conditions in such ex-U.S. countries, including in China. For example, the current trade war between the United States and ex-U.S. governments could lead to tariffs on the chemical intermediates we use that are manufactured in such countries. With the 2025 change in the presidential administration, the U.S. government has imposed additional tariffs on a broader range of imports from certain countries, and in response to these tariffs, those countries have taken further retaliatory trade measures. These actions could potentially disrupt or increase costs associated with our existing supply chains for clinical quantities of azenosertib and impose additional costs on our business. Furthermore, in January 2024, the U.S. House of Representatives introduced the BIOSECURE Act (H.R. 7085) and the Senate advanced a substantially similar bill (S.3558). Though such legislation was not enacted into law in 2024, Congress has introduced similar measures, which, if passed and enacted into law, would have the potential to restrict the ability of U.S. biopharmaceutical companies to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Although we do not currently anticipate that supply of azenosertib will be affected by the enactment and implementation of legislation similar to the BIOSECURE Act, the impact of the BIOSECURE Act or any related legislation remains uncertain, and we are continuing to monitor proposed changes to law. Any of these matters could materially and adversely affect our business and results of operations. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position.

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
If the scope of our patent protection or any patent protection our licensors obtain is not sufficiently broad, or if our licensors lose any of the patent protection we license, our ability to prevent our competitors from commercializing similar or identical product candidates would be adversely affected.
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
In addition to patents, we rely on the protection of our trade secrets, including unpatented know-how, technology and other proprietary information to maintain our competitive position. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants, licensors and advisors, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.
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
As of September 30, 2025, our executive officers and directors, combined with our stockholders who owned more than 5% of our common stock, together with their respective affiliates, owned a significant percentage of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as matters related to our management and affairs. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
Item 5. Other Information.
Insider Trading Arrangements and Policies.
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K..
Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

2.1	Plan of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.1	05/15/2020

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

2.2	Certificate of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.2	05/15/2020
3.1	Certificate of Incorporation of Zentalis Pharmaceuticals, Inc.	S-8	333-237593	4.1	04/07/2020
3.2	Certificate of Amendment to Certificate of Incorporation of Zentalis Pharmaceuticals, Inc., dated June 16, 2023	8-K	001-39263	3.1	06/16/2023
3.3	Amended and Restated Bylaws of Zentalis Pharmaceuticals, Inc.	8-K	001-39263	3.1	02/15/2024
10.1†	Release Agreement, dated October 1, 2025 between Zentalis Pharmaceuticals, Inc., Zeno Management, Inc., and Andrea Paul					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data file (formatted as inline XBRL and contained in Exhibit 101)					*

*    Filed herewith.
**    Furnished herewith.
†    Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K item 601(b)(10)(iv).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zentalis Pharmaceuticals, Inc.

Date: November 10, 2025	By:	/s/ Julie Eastland
Julie Eastland
President and Chief Executive Officer
(principal executive officer)
Date: November 10, 2025	By:	/s/ Vincent A. Vultaggio
Vincent A. Vultaggio
Senior Vice President, Finance and Principal Accounting Officer
(principal financial and accounting officer)