Form 10-K
period 2025-12-31
Zentalis Pharmaceuticals, Inc.
filed 2026-03-26
CIK 1725160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $66.9 million based on the closing price of $1.16 as reported on The Nasdaq Global Market on such date. Solely for the purposes of this disclosure, shares of common stock held by executive officers, directors and certain stockholders of the registrant as of such date have been excluded because such holders may be deemed to be affiliates.
The number of shares of registrant's common stock outstanding as of March 20, 2026 was 70,931,016.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “design,” “aim,” “support,” “advance,” “on track,” “strive,” "opportunity," "upcoming," or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•our competitive position, including information relating to our competitors and their products and product candidates in our industry;
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
•our expectations regarding the impact of our January 2025 strategic restructuring, including anticipated cost savings, workforce reductions, and our ability to execute our business strategy with reduced personnel;
•our prioritization of azenosertib (ZN-c3) and the potential for azenosertib to be first-in-class and best-in-class;
•the ability of our clinical trials to demonstrate safety and efficacy of azenosertib and other positive results;
•the global macroeconomic environment and increased inflation;
•our plans for, including the timing and focus of, our ongoing and future clinical trials of azenosertib, including the reporting of data from those studies and trials and the timing thereof and the timing of initiation of enrollment in our clinical trials, including our Phase 3 ASPENOVA confirmatory study of monotherapy azenosertib in Cyclin E1-positive platinum-resistant ovarian cancer ("PROC") patients and our plans to enroll concurrently with DENALI Part 2b;
•the design of our clinical trials, such as for DENALI Part 2 and ASPENOVA, including our estimates of the number of patients that we will enroll in our clinical trials;
•the potential benefits of the measures in the DENALI Part 2 and ASPENOVA protocols for enhanced patient monitoring, guidance and supportive care;
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
•our plans and ability to raise additional capital, including under our at-the-market offering program, and the terms and timing thereof;
•our pipeline, including its potential, and our related research and development activities;
•our plans relating to a companion diagnostic to identify patients with Cyclin E1-positive PROC and other potential biomarkers to identify patients, and the costs thereof;
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
•our ability to obtain, and negotiate favorable terms of any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize azenosertib;
•timing and likelihood of success of our development and commercialization efforts;
•timing of expected milestones and results, and the announcement thereof;
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
•existing laws, regulations and regulatory developments in the United States, the European Union, or the EU, and other jurisdictions;
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

•We rely, and expect to continue to rely, on third parties, including independent clinical investigators and contract research organizations, or CROs, to conduct certain aspects of our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize azenosertib or any future product candidates and our business could be substantially harmed.

•We contract with third parties for the manufacture of azenosertib for preclinical studies and ongoing clinical trials, and expect to continue to do so for additional clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of azenosertib or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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
Strategy
Our strategy includes the following key components:
•Rapidly advance the clinical development of azenosertib as a monotherapy toward first regulatory approval in Cyclin E1-positive PROC. We believe azenosertib has the potential to set a new standard of care in patients with Cyclin E1-positive PROC. Many patients with PROC receive single-agent chemotherapy, which has modest clinical benefits. In January 2025, we disclosed a significant amount of clinical data showing an objective response rate, or ORR, of over 30% and a manageable safety profile in patients with Cyclin E1-positive PROC who received azenosertib at our primary dose-of-interest, 400 mg QD 5:2 (single daily dose on an intermittent schedule of five days on and two days off). We completed enrollment in Part 2a of our Phase 2 DENALI clinical trial of azenosertib in patients with Cyclin E1-positive PROC in 2025 and anticipate a topline readout from the trial by year end 2026. DENALI Part 2, if successful, has the potential to support an accelerated approval, subject to FDA review.
•Advance the development of azenosertib outside of Cyclin E1-positive PROC, as resources allow. We believe that the opportunity for azenosertib is broad, and we plan to advance the clinical development of azenosertib outside of Cyclin E1-positive PROC, as our resources allow. We are evaluating azenosertib in combination with bevacizumab as maintenance therapy in patients with ovarian cancer in our MUIR (ZN-c3-002) Phase 1 clinical trial. In addition, we are leveraging our extensive experience and capabilities to translate our science to advance research on additional areas of opportunity for azenosertib in other tumor types beyond ovarian cancer.
•Evaluate additional strategic opportunities to maximize the value of our pipeline. We previously had development collaborations for azenosertib with Pfizer Inc., GSK plc, and Dana-Farber Cancer Institute. While these collaborations have completed, we will continue to selectively evaluate new collaborations for azenosertib with partners whose assets and capabilities complement our own.
Azenosertib (WEE1 Inhibitor)
Mechanism of Action
Azenosertib is an investigational, potentially first-in-class and best-in-class oral, small molecule WEE1 inhibitor. The inhibition of WEE1, a DNA damage response kinase, drives cancer cells into mitosis without being able to repair damaged DNA, resulting in cell death and thereby preventing tumor growth and potentially causing tumor regression. We have designed azenosertib to have advantages over other investigational therapies targeting WEE1, including superior selectivity and pharmacokinetic, or PK, properties.
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

We are working with a diagnostic partner to validate a companion diagnostic test that will identify patients with PROC that overexpress the Cyclin E1 protein using our proprietary immunohistochemistry, or IHC, cutoff. A prototype of this test is being used in DENALI Part 2 and is ready for use in our Phase 3 trial, ASPENOVA.
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
We believe there is additional market opportunity for azenosertib in earlier lines of treatment for ovarian cancer, and across other solid tumor types.
Clinical Development Program
The following ongoing and planned studies constitute the current clinical development program for azenosertib:
•Monotherapy – Phase 2 Clinical Trial in PROC (DENALI - ZN-c3-005).
◦DENALI Part 1b is a single-arm study that evaluated azenosertib monotherapy at our primary dose-of-interest, 400 mg QD 5:2, in 102 patients with PROC. Tissue collection for biomarker assessment was mandated in the study and upon a retrospective analysis, approximately 50% of the patients were Cyclin E1-positive per our IHC cutoff. In January and March of 2025, we announced clinical data from this study, which is described in the next section below titled “Clinical Data – DENALI Part 1b”.
◦DENALI Part 2 is designed to enroll approximately 100 patients with Cyclin E1-positive PROC at the selected dose who have received one to three prior lines of therapy, or for patients whose tumors are also FRα-high and who have received mirvetuximab soravtansine, one to four prior lines of therapy. We have aligned with the FDA on the design of our DENALI Part 2 study in patients with Cyclin E1-positive PROC, which allows for seamless enrollment across Parts 2a and 2b. DENALI Part 2a is designed to confirm 400 mg QD 5:2 as the recommended pivotal study dose by enrolling approximately 30 patients at each of two dose levels, 400 mg QD 5:2 and 300 mg QD 5:2. DENALI Part 2b is designed to enroll approximately 70 patients at a single dose, the selection of which will be informed by the Part 2a results and FDA interaction. In April 2025, we announced that the first patient was dosed in DENALI Part 2a. In January 2026, we announced that the enrollment for Part 2a was completed in 2025 and we plan to announce dose selection from Part 2a in the first half of 2026. We anticipate a topline readout for DENALI Part 2 by year end 2026. We believe that DENALI Part 2, if successful, has the potential to support an accelerated approval, subject to FDA review. The FDA has granted Fast Track Designation to azenosertib for the treatment of patients with PROC who are positive via IHC for Cyclin E1 protein levels.
•Monotherapy – Phase 3 Clinical Trial in Cyclin E1-positive PROC (ASPENOVA). We have aligned with the FDA on the trial design for ASPENOVA, a randomized Phase 3 confirmatory clinical trial of azenosertib versus standard-of-care chemotherapy for the treatment of patients with Cyclin E1-positive PROC designed to support a full approval of azenosertib in this setting. We plan to initiate ASPENOVA in the first half of 2026 and enroll concurrently with DENALI Part 2b.
•Combination – Phase 1b Clinical Trial of Azenosertib and Chemotherapy or Bevacizumab in Ovarian Cancer (MUIR - ZN-c3-002). We are currently enrolling patients in an arm of our ZN-c3-002 Phase 1b clinical trial that is evaluating azenosertib in combination with bevacizumab as maintenance therapy in ovarian cancer. The dose expansion portion will enroll second-line platinum-sensitive ovarian cancer (PSOC) patients for maintenance treatment, whose disease progressed while on a PARP inhibitor.

We also completed enrollment in a Phase 2 clinical trial evaluating azenosertib as a monotherapy in patients with uterine serous carcinoma, or USC (TETON - ZN-c3-004). We plan to publish results from this trial in the future. We do not plan further development of azenosertib in USC.
Clinical Data
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
MAMMOTH (ZN-c3-006) – Monotherapy
In January 2025, we announced data from the monotherapy arm of our Phase 1/2 clinical trial of azenosertib in patients with PARP-inhibitor resistant ovarian cancer. In the monotherapy arm of the study (n=61), patients who were PARPi refractory were treated with azenosertib at 300 mg QD 5:2 or 400 mg QD 5:2. As of the December 2, 2024 data cutoff, among Cyclin E1-positive patients treated at the primary dose-of-interest, 400 mg QD 5:2 (n=16), an ORR of 31.3% (5/16; 95% CI: 11.0 - 58.7) and an mDOR of 4.2 months (95% CI: 3.0, not estimable) were observed, and among Cyclin E1-positive patients treated at the 300 mg QD 5:2 dose level (n=14), an ORR of 21.4% (3/14; 95% CI: 4.7 - 50.8) and an mDOR of 4.9 months (95% CI: 3.0 - not estimable) were observed. The upper end of the mDOR confidence interval was not estimable due to the small number of patients and events.
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
ZN-c3-001

ZN-c3-001 is a Phase 1, dose-escalation study that evaluated azenosertib monotherapy in solid tumors across continuous and intermittent dosing schedules. ZN-c3-001 is fully enrolled (n=274). Greater anti-tumor activity was seen with intermittent dose schedules and in Cyclin E1-positive patients.
There were 23 patients with Cyclin E1-positive PROC who were dosed at intermittent schedules at total daily doses of ≥300 mg. In these patients as of the December 2, 2024 data cutoff, an ORR of 34.8% (8/23; 95% CI: 16.4 - 57.3) and an mDOR of 5.2 months (95% CI: 2.8, 6.9) were observed.
There were 11 patients with Cyclin E1-positive USC who were dosed at intermittent schedules at total daily doses of ≥300 mg. In these patients as of the December 2, 2024 data cutoff, an ORR of 36.4% (4/11; 95% CI: 10.9 - 69.2) and an mDOR of 5.5 months (95% CI: 5.4, not estimable) were observed. The upper end of the mDOR confidence interval was not estimable due to the small number of patients and events.
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
We have engaged CMOs to manufacture, package, label and distribute azenosertib for preclinical and clinical use. We obtain our clinical trial supplies from these CMOs on a purchase order basis and do not have long-term supply arrangements in place. Although we do not currently have contractual arrangements in place for redundant supply for each component of the supply chain, we currently mitigate potential supply risks for azenosertib through inventory management. More broadly, we intend to identify and qualify additional manufacturers to provide the raw materials, active drug substance and drug product following the potential approval for azenosertib.
Competition
The biotechnology and pharmaceutical industries are characterized by rapid technological advancement, significant competition and an emphasis on intellectual property. While we believe that our product candidate azenosertib as a potential biomarker-directed, oral, non-chemotherapy treatment, development capabilities, experience and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including major and specialty pharmaceutical and biotechnology companies, academic research institutions, governmental agencies and public and private research institutions. Azenosertib, and any product candidate that we successfully develop and commercialize will compete with current therapies and new therapies that may become available in the future.
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
WEE1 Inhibitors
Currently, there are no WEE1 inhibitors approved by the FDA. Debiopharm Research & Manufacturing SA has disclosed that it is clinically evaluating a WEE1 inhibitor, Debio 0123, as both a monotherapy and in combination, for the treatment of advanced solid tumors. Bristol-Myers Squibb has disclosed it is evaluating a WEE1 degrader, BMS-986463, in select malignant tumors. Aprea Therapeutics, Inc., or Aprea, has disclosed that it is clinically evaluating a WEE1 inhibitor, APR-1051 (formerly ATRN-W1051) for advanced solid tumors. Schrödinger, Inc., or Schrödinger, has disclosed that it is evaluating multiple WEE1 inhibitors, including SGR-3515, a WEE1/Myt1 inhibitor, as potential monotherapy or combination therapy approaches for the treatment of gynecological cancers and other solid tumors. Acrivon Therapeutics, Inc. has disclosed that it is developing and evaluating a dual WEE1/PKMYT1 inhibitor, ACR-2316, currently in a Phase 1 trial as monotherapy for the treatment of solid tumors. Impact Therapeutics has disclosed that it is investigating IMP7068, a WEE1 inhibitor, currently in a Phase 1 trial for advanced solid tumors. Shouyao Holdings has disclosed that it is investigating SY-4835, a WEE1 inhibitor, in a Phase 1 trial for patients with advanced solid tumors. WuXi AppTec has disclosed that SC0191, a WEE1 inhibitor, is currently in Phase 2 development as a monotherapy or combination in advanced colorectal cancer. Wigen Biomedicine Technology (Shanghai) Co., Ltd has disclosed WJB001 is being evaluated as monotherapy or combination in advanced solid tumors. Other companies or institutions may have WEE1 inhibitors in preclinical development; however, to our knowledge none of these other companies or institutions have publicly disclosed information or timelines for an investigational new drug, or IND, filing.
Other
There are also other therapies available or in development, such as CDK2 inhibitors, antibody-drug conjugates and taxane-based combination therapies against various targets, that may compete with azenosertib as a treatment for PROC, if approved, and any other indications that azenosertib may be approved for.
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
The expected expiration dates for issued patents, or patents that may issue from any patent applications, directed to our WEE1 inhibitor program, including azenosertib, are between 2038 and 2047 plus any extensions or adjustments of term available under national law. However, there can be no assurance that any of the pending patent applications will issue. Furthermore, there can be no assurance that we will benefit from any patent term extension or favorable adjustments to the term of any of the issued patents or patents that may issue from any pending patent applications in the future. The applicable authorities, including the FDA in the United States and the U.S. Patent and Trademark Office, or USPTO, may not agree with our assessment of whether such patent term extensions or adjustments should be granted, and, if granted, they may grant more limited extensions or adjustments than we request.
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

License Agreements and Strategic Collaborations
Recurium IP Holdings, LLC License Agreement
In December 2014, our wholly owned subsidiary, Zeno Pharmaceuticals, Inc., entered into a license agreement, or the Recurium Agreement, with Recurium IP, which was subsequently amended, under which Zeno Pharmaceuticals, Inc. was granted an exclusive worldwide license to certain intellectual property rights owned or controlled by Recurium IP to develop and commercialize pharmaceutical products for the treatment or prevention of disease, other than for providing pain relief. Following a corporate restructuring disclosed elsewhere in this Annual Report on Form 10-K, our wholly owned subsidiary, ZMI, became the Zentalis contracting party to the Recurium Agreement. The intellectual property rights exclusively licensed by ZMI under the Recurium Agreement include certain intellectual property covering azenosertib. Under the terms of the Recurium Agreement, ZMI is obligated to make certain development and regulatory milestone payments with respect to azenosertib. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—License Agreements and Strategic Collaborations" in this Annual Report for additional information.
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
The FDA conducts a preliminary review of an NDA/BLA within the first 60 days after submission, before accepting the application for filing, to determine whether it is sufficiently complete to permit a substantive review. The FDA may request additional information rather than accept an NDA/BLA for filing. In this event, the NDA/BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once filed, the FDA reviews an NDA/BLA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA/BLA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after the application is submitted.
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
Orphan drug designation entitles a party to financial incentives such as opportunities for limited grant funding towards clinical trial costs, research tax advantages, and user fee waivers. If a product that has orphan designation subsequently receives the first FDA approval within the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity. This means the FDA may not approve any other applications, including full NDAs/BLAs, to market the same drug, as defined by the FDA, for the same approved use or indication with the applicable rare disease or condition for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity within the relevant indication or use. Competitors, however, may receive approval of either a different product for the same indication or use of the same product for a different indication or use. Orphan exclusivity also could block the approval of a product for seven years in the relevant indication or use if a competitor obtains approval of the “same drug,” as defined by the FDA, or if such drug is determined to be contained within the competitor’s product. If a drug designated as an orphan product receives marketing approval for a disease or condition broader than what is designated, it may not be entitled to orphan exclusivity. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs relating to the approved indication or use of patients with the rare disease or condition.
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
The Affordable Care Act, or the ACA, which was enacted in 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. Under the BPCIA, a manufacturer may submit an application for licensure of a biological product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity, and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.
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
Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the GLP principles, as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products, e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use, or ICH, guidelines on GCPs, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide “no fault” compensation to any study subject injured in the clinical trial.
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
Marketing Authorization
In order to market our product candidates in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals. In the EU, medicinal product candidates can only be commercialized after obtaining a marketing authorization, or MA. To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit a MA application, or MAA. The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs (i.e., centralized and national MAs). Our product candidate is expected to be subject to the centralized MA procedure. Centralized MAs are issued by the European Commission through the centralized procedure based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and are valid throughout the EU. The centralized procedure is compulsory for certain types of medicinal products such as (i) medicinal products derived from biotechnological processes, (ii) designated orphan medicinal products, (iii) advanced therapy medicinal products, or ATMPs (such as gene therapy, somatic cell therapy and tissue engineered products) and (iv) medicinal products containing a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases or autoimmune diseases and other immune dysfunctions, and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops. The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.
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

Coverage and Reimbursement
Sales of any pharmaceutical product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Significant uncertainty exists as to the coverage and reimbursement status of any newly approved product. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. One third-party payor’s decision to cover a particular product does not ensure that other payors will also provide coverage for the product. As a result, the coverage determination process can require manufacturers to provide scientific and clinical support for the use of a product to each payor separately and can be a time-consuming process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, apply to companion diagnostics.
Third-party payors are increasingly reducing reimbursements for pharmaceutical products and services. The U.S. government and state legislatures have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Third-party payors are more and more frequently challenging the prices charged, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical products, in addition to questioning their safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product.
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
Healthcare Reform
In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. The ACA, was enacted in 2010, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States.
Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which will remain in effect through 2032, absent additional congressional action. In addition, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug's average manufacturer price.
Moreover, there has recently been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in executive orders, several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. The Inflation Reduction Act, or the IRA, was enacted in 2022. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap, imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; redesigns the Medicare Part D benefit; and replaces the Part D coverage gap discount program with a new manufacturer discount program. The Centers for Medicare & Medicaid Services, or CMS, has published the negotiated prices for the initial ten drugs, which became effective in 2026, and the subsequent fifteen drugs, which will first be effective in 2027. CMS has also published the next set of fifteen drugs that will be subject to negotiation. Additional drugs will become subject to the Medicare price negotiation program in each following year. The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.
The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.

The current U.S. presidential administration is pursuing a two-fold strategy to reduce drug costs in the United States. While it is unclear whether and how the administration's proposals will be implemented, the proposed policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for product candidates that receive approval. On the one hand, the administration has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price of drugs in the United States to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the current administration is pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Imposing a rebate in the United States that is based on drug prices outside the United States would mark a drastic and unprecedented shift in the U.S. pharmaceutical market, and while the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that ultimately do not go into effect or are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have also enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states, and at least one state board is imposing an upper payment limit. States are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution.

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
The PMA process is more demanding than the 510(k) premarket notification process, and can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, a PMA application typically requires data regarding analytical and clinical validation studies. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality Management System Regulation, or QMSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

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
After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QMSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.
Data Privacy and Security Laws
Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing
Human Capital Resources
As of December 31, 2025, Zentalis had a total of 106 employees all of whom were full-time employees. In 2025 Zentalis completed a strategic restructuring, which included a workforce reduction by approximately 40%, to support the execution of late-stage development for azenosertib and extend its cash runway. None of our employees are represented by labor unions or covered by any collective bargaining agreements.
Zentalis aims to drive positive social impact, including by improving the lives of cancer patients through our therapeutics. Below are a couple of initiatives that demonstrate our focus on social impact:
•We prioritize the safety and well-being of our patients and our employees. Our employees receive annual trainings on general safety, quality assurance and standard operating procedures to help ensure that we are managing risks and operating safely. We continue to evaluate our practices to address our employees' health and well-being.
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
•We are dedicated to supporting a talented team and strive to offer competitive compensation, including salaries, bonuses and equity awards, and benefits in order to support our business objectives, assist in the achievement of our strategic goals and create value for our stockholders. We formally review employee performance annually and provide merit increases, bonus payments and annual equity awards, subject to achievement of certain goals. In addition to offering benefits such as medical, dental, vision, 401(k) with company matching, flexible spending for healthcare and dependent care, life insurance and both short and long-term disability, we offer work / life balance benefits and employee development opportunities. These include flexible time off, voluntary life-illness-accident insurance, wellness challenges and healthy food options onsite. We also have a variety of company-wide events designed to support camaraderie and encourage teamwork and collaboration. We maintain the Zentalis Pharmaceuticals, Inc. 2020 Employee Stock Purchase Plan for all full-time employees who elected to participate—a benefit we are proud to offer and that we believe helps to foster our corporate culture and encourage collaboration towards our shared business success.
Zentalis prioritizes governance systems and policies that promote fair, transparent and efficient business practices. Here are a few initiatives that demonstrate our focus on good governance:
•Our Board of Directors and Executive Leadership Team oversee all material human capital resource decisions.
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
Available Information
Our Internet address is www.zentalis.com. At our investor relations website, https://ir.zentalis.com/, we make available free of charge a variety of information for investors, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements for our annual meetings of stockholders, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC. Additionally, we routinely post additional important information, including press releases, on our investor relations website and on LinkedIn and recognize our investor relations website and LinkedIn as channels of distribution to reach public investors and as means of disclosing material non-public information for complying with disclosure obligations under Regulation FD.The information found on our website is not part of this Annual Report on Form 10-K or any other report we file with, or furnish to, the SEC. The SEC also maintains a website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is https://www.sec.gov.

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
We have incurred net losses in almost every reporting period since our inception, we have not generated any revenue from product sales to date, and we have financed our operations principally through private financings, our initial public offering, or IPO, and follow-on public offerings of our common stock. We have incurred net losses of $137.1 million and $165.9 million for the years ended December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $1.2 billion. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential products.
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
Our business depends entirely on the successful discovery, development and commercialization of azenosertib and any future product candidates. We currently generate no revenues from sales of any products. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate product revenue and achieve profitability depends significantly on our ability, or any future collaborator’s ability, to achieve a number of objectives, including:

•successful and timely completion of the clinical development of azenosertib as a monotherapy for the treatment of Cyclin E1-positive PROC, successful and timely completion of the development of a companion diagnostic with a diagnostic partner to identify patients with Cyclin E1-positive PROC, and meeting the associated costs thereof, including any unforeseen costs we have incurred and may continue to incur as a result of delays including due to public health emergencies, U.S. and global economic issues, such as rising inflation, or ongoing military conflicts, among other causes;
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
As of December 31, 2025, we had cash and cash equivalents and marketable securities of $245.9 million. Based on current business plans, we believe that our existing cash, cash equivalents and marketable securities as of December 31, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements into late 2027, but will not be sufficient to fund all of the activities that are necessary to complete the development of azenosertib and any future product candidates. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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
We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Market volatility resulting from public health emergencies, U.S. and global economic issues, global supply chain disruptions, international political instability, rising inflation or other factors could also adversely impact our ability to access capital as and when needed. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our clinical trials or future commercialization efforts.
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

We have in the past and in the future may seek third-party collaborators for the research, development and commercialization of one or more of our product candidates. For example, we have collaborated with Pfizer, GSK and Dana Farber on the development of azenosertib. Our likely collaborators in any future collaboration arrangements include large and mid-size pharmaceutical companies and biotechnology companies. If we were to enter into any collaboration arrangements with third parties, those agreements may limit our control over the amount and timing of resources that our collaborators dedicate to the development and commercialization of any product candidates we may seek to develop with them. We cannot predict the success of any collaboration in which we have entered or may enter. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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
Following our January 2025 strategic restructuring, we are primarily focused on the late-stage clinical development of azenosertib. However, our long-term success may also depend on our ability to successfully discover, develop, obtain regulatory approval for and commercialize additional product candidates beyond azenosertib. Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates beyond azenosertib. A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.
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

In addition, we may rely in part on preclinical, clinical and quality data generated by CROs, our collaborators and other third parties for regulatory submissions for our product candidates. While we have or will have agreements governing our relationships with these third parties, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, do not make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed, and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase.

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
The FDA has granted fast track designation for azenosertib for the treatment of patients with platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer who are positive via Cyclin E1 immunohistochemistry for protein levels. We intend to seek such fast track designation for some or all of our future product candidates when applicable. The fast track program is intended to expedite or facilitate the process for reviewing new product candidates that meet certain criteria. Specifically, drugs and biologics are eligible for fast track designation if they are intended, alone or in combination with one or more drugs or biologics, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA or BLA is submitted, the application may be eligible for priority review. An NDA or BLA submitted for a fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the NDA or BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.
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
We have not conducted, managed or completed large-scale or pivotal clinical trials nor managed the regulatory approval process with the FDA or any other regulatory authority. The time required to obtain approvals from the FDA and other regulatory authorities is unpredictable, and requires successful completion of extensive clinical trials which typically takes many years, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its ex-U.S. counterparts use when evaluating clinical trial data can change during drug development, which makes it difficult to predict with any certainty how they will be applied. In addition, the FDA and its ex-U.S. counterparts may require approval or clearance of a companion diagnostic for a particular product candidate and may not approve the product candidate for marketing if such regulatory authority does not approve or clear the companion diagnostic. For example, we expect the FDA and its ex-U.S. counterparts to require regulatory approval of the companion diagnostic test being developed by our diagnostic collaborator to identify patients with Cyclin E1-positive PROC relating to our development of monotherapy azenosertib for patients with Cyclin E1-positive PROC, and any delays in obtaining approval or clearance for such companion diagnostic could similarly delay potential regulatory approval of azenosertib. We may also encounter unexpected delays or increased costs due to new government regulations, including future legislation or administrative action, or changes in FDA or ex-U.S. regulatory authorities policy during the period of drug development, clinical trials and FDA or ex-U.S. regulatory authorities regulatory review.
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

We are conducting international clinical trials for azenosertib and may in the future conduct international clinical trials for other product candidates. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or ex-U.S. regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from ex-U.S. clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of ex-U.S. data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP requirements; and (iii) the FDA is able to validate the data through an on-site inspection or other appropriate means. Furthermore, even where the ex-U.S. study data are not intended to serve as the sole basis for approval, if the trial was not otherwise subject to an IND, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many ex-U.S. regulatory authorities have similar approval requirements. In addition, such ex-U.S. trials would be subject to the applicable local laws of the ex-U.S. jurisdictions where the trials are conducted. There can be no assurance that the FDA or any ex-U.S. regulatory authority will accept data from trials conducted outside of its applicable jurisdiction. If the FDA or any ex-U.S. regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction.
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
The FDA’s and ex-U.S. regulatory authorities’ policies, or implementation of existing policies, may change and additional government regulations may be enacted, including as a result of the new U.S. presidential administration, that could prevent, limit or delay regulatory approval of our product candidates. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad.
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

Changes and/or disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in 2025 and in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Further, in our operations as a public company, future or prolonged government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Further, the current U.S. presidential administration has issued certain policies and executive orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities.

If a prolonged government shutdown occurs or if there are delays and slowdowns caused by staffing limitations, funding shortages, or for other reasons, these actions and events could significantly impact the ability of the FDA or ex-U.S. regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. It could also impact our ability to access the public markets and obtain necessary capital in order to properly fund our operations.

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

Prior to seeking accelerated approval or another form of expedited development or review for any of our product candidates, we intend to seek feedback from the FDA or ex-U.S. regulatory authorities and will otherwise evaluate our ability to seek and receive accelerated approval or another form of expedited development or review. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA or BLA, whichever is applicable, for accelerated approval or another form of expedited development, review or approval. Furthermore, if we decide to submit an application for accelerated approval or another form of expedited development, review or approval for azenosertib or any future product candidate, there can be no assurance that such submission or application will be accepted or that any such expedited development, review or approval will be granted on a timely basis, or at all. The FDA or ex-U.S. regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for azenosertib would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

Current and future healthcare reform legislation or regulation may increase the difficulty and cost for us to commercialize any approved product candidate and may adversely affect the prices we may obtain and may have a negative impact on our business and results of operations.

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

For example, the ACA was enacted in 2010, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include the American Rescue Plan Act of 2021, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price. It is unclear how other healthcare reform measures will impact our business.

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in executive orders, several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. The IRA was enacted in 2022. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap, imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; redesigns the Medicare Part D benefit; and replaces the Part D coverage gap discount program with a new manufacturer discount program. CMS has published the negotiated prices for the initial ten drugs, which became effective in 2026, and the subsequent fifteen drugs, which will first be effective in 2027. CMS has also published the next set of fifteen drugs that will be subject to negotiation. Additional drugs will become subject to the Medicare price negotiation program in each following year. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.

The current U.S. presidential administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how the administration's proposals will be implemented, the proposed policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for product candidates that receive approval. On the one hand, the administration has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price of drugs in the United States to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the current administration is pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Imposing a rebate in the United States that is based on drug prices outside the United States would mark a drastic and unprecedented shift in the U.S. pharmaceutical market, and while the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that ultimately do not go into effect or are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have also enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states, and at least one state board is imposing an upper payment limit. States are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution.

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

In the EU, pharmaceutical legislation has been undergoing a complete review process in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products was published on April 26, 2023. The proposed changes were since discussed and negotiated by the European Parliament and the Council of the EU as part of the EU ordinary legislative process. A provisional agreement by the European Parliament and Council of the EU on the proposed revisions was reached on December 11, 2025. The proposed revisions (affecting the duration of regulatory data protection and market protection, including for orphan medicinal products, revising the eligibility for expedited pathways, etc.) remain to be formally adopted by the two institutions. The proposed changes are not expected to enter into application before 2028 and may have a significant impact on the pharmaceutical industry in the long term.
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

In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties, but we may, however, obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. Additionally, the California Consumer Privacy Act, as amended by the California Privacy Rights Act, or collectively, the CCPA, requires covered businesses that process the personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information, and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have passed in other states, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. To the extent that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For instance, the European Union General Data Protection Regulation, or EU GDPR, and to the United Kingdom General Data Protection Regulation and Data Protection Act 2018, collectively the UK GDPR, and together with the EU GDPR, the GDPR, imposes strict requirements for processing the personal data of individuals within the European Economic Area, or the EEA, and the UK or in the context of our activities in the EEA, and the UK. In addition, some of the personal data we process in respect of clinical trial participants is special category or sensitive personal data under the GDPR, and subject to additional compliance obligations and to local law derogations. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements, administrative penalties and potential fines for noncompliance of up to €20 million / £17.5 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/or civil claims (including class actions). Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. We currently rely on the EU standard contractual clauses, the UK Addendum to the EU standard contractual clauses and the UK International Data Transfer Agreement, as relevant, to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third party transfers. We may also rely on individual consent to transfer personal data in certain circumstances. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could incur additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we operate our business, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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
In addition, losing employees, including as a result of a workforce reduction such as the one announced in January 2025, which was operationally completed during the year ended December 31, 2025, subjects us to a number of risks, including the failure to transition responsibilities and tasks, the need to adapt or create systems and processes, the impact on corporate culture, and the loss of historical knowledge.

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

Despite the implementation of security measures, our information systems and those of our current and any future contract research organizations, or CROs, CMOs and other contractors, consultants, collaborators and third-party service providers, are vulnerable to attack, damage and interruption from various threat actors and thread vectors, including computer viruses and malware (e.g., ransomware), malicious code, misconfigurations, “bugs” or other vulnerabilities, natural disasters, terrorism, war, telecommunication and electrical failure, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Attacks upon information technology systems are also increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Additionally, any integration of AI in our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. There can be no assurance that our and our current and any future CROs’, CMOs’ and other contractors’, consultants’, collaborators’ and third-party service provider’s cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and Confidential Information.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents that threaten the confidentiality, integrity and availability of our information technology systems and Confidential Information. If such an event were to occur and cause interruptions in our operations or result in the unauthorized acquisition of or access to our Confidential Information, it could result in a material disruption of our drug development programs. Some federal, state and ex-U.S. government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of Confidential Information, we could be exposed to litigation (such as class actions) and governmental investigations, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws.

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

Our results of operations could be adversely affected by general conditions in the U.S. and global economy and in the U.S. and global financial markets. For example, the recent global economic downturn has caused rising inflation and has led to extreme volatility and disruptions in the capital and credit markets. A worsening or prolonged economic downturn or recession could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, and cause the prices of our supplies to increase or cause our customers to delay making payments for our services. In addition, current military conflicts and/or civil unrest could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions have and may in the future be initiated by nations including the United States, the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Scrutiny and changing expectations from governments and other stakeholders with respect to Environmental, Social and Governance, or ESG, policies and practices may cause us to incur additional costs or expose us to additional risks.

There has been increasing public focus and scrutiny from investors, patients, activists, the media, governmental and nongovernmental organizations, and other stakeholders on a variety of environmental, social and related matters, including diversity and inclusion practices. Expectations regarding ESG continue to evolve rapidly. A failure, or perceived failure, to respond to related expectations could subject us to litigation or activism, cause harm to our business and reputation and have a negative impact on the market price of our securities. Additionally, we may be subject to new or varied laws or regulations which could result in new or more stringent forms of ESG oversight and disclosures, which may lead to increased expenditures for compliance or otherwise impact our business, including risk of fines, investigation and litigation.
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

As of December 31, 2025, we have U.S. federal and state net operating losses, or NOL, carryforwards of approximately $591.3 million and $336.0 million, respectively. The U.S. federal NOL carryforwards generated prior to January 1, 2018 begin to expire in 2035. The U.S. federal NOL generated after 2017 of $577.1 million can be carried forward indefinitely and be available to offset up to 80% of future taxable income each year. This limitation may require us to pay U.S. federal income taxes in future years despite generating U.S. federal NOLs in prior years. Our U.S. federal NOLs generated in tax years beginning prior to January 1, 2018 are not subject to this limitation, but are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law, and will start to expire in 2035 if not utilized. Our state NOLs begin to expire in 2035.

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

We currently contract manufacturing operations to third parties, and clinical quantities of azenosertib are manufactured by certain of these third parties outside the United States, including in China, and we expect to continue to use such third-party manufacturers for azenosertib. Any disruption in production or inability of our manufacturers in such ex-U.S. countries, including in China, to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of azenosertib. Furthermore, since these manufacturers are located outside the United States, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or ex-U.S. governments, political unrest or unstable economic conditions in such ex-U.S. countries, including in China. For example, the ongoing trade tensions between the United States and certain ex-U.S. governments, including China, have resulted in the imposition, expansion and periodic modification of tariffs and other trade restrictions on a broad range of imports, including chemicals and pharmaceutical inputs, and additional measures or retaliatory actions could be implemented at any time. These actions could potentially disrupt or increase costs associated with our existing supply chains for clinical quantities of azenosertib and impose additional costs on our business. Furthermore, the BIOSECURE Act was enacted in December 2025, as Section 851 of the National Defense Authorization Act for Fiscal Year 2026 and has the potential to restrict the ability of U.S. biopharmaceutical companies to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Although we do not currently anticipate that supply of azenosertib will be affected by the implementation of the BIOSECURE Act, the impact of the BIOSECURE Act or any related legislation remains uncertain, and we are continuing to monitor regulatory developments, including the publication of the list of designated biotechnology companies of concern expected by December 2026 and subsequent implementing guidance. Any of these matters could materially and adversely affect our business and results of operations. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position.

Further, we are exposed to fluctuations in foreign currency exchange rates in the countries in which our third-party manufacturers operate. Changes in exchange rates could increase our costs and may be difficult to predict or hedge effectively. In addition, our labor and operating costs in these countries, including China, could continue to rise due to inflationary pressures, wage rates increase due to increased demand for skilled laborers, competition for qualified labor and changes in local economic conditions which could increase the cost of manufacturing our product candidates and related materials.
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

However, we or our licensors may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, failing to act with due diligence to develop product and seek regulatory approval, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we or our licensors are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.
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
We contract with third parties for the manufacture of azenosertib for preclinical studies and ongoing clinical trials, and expect to continue to do so for additional clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of azenosertib or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
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
Our development programs and the potential commercialization of azenosertib and any future product candidates will require substantial additional cash to fund expenses. We have in the past and may in the future seek to selectively form collaborations to expand our capabilities, potentially accelerate research and development activities and provide for commercialization activities by third parties. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.
We may face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or ex-U.S. regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of intellectual property and industry and market conditions generally. Potential collaborators may view alternative product candidates or technologies as more attractive. Further, we may not be successful in our efforts to establish a collaboration or other alternative arrangements for future product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view them as having the requisite potential to demonstrate safety and efficacy.
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

As of December 31, 2025, our executive officers and directors, combined with our stockholders who owned more than 5% of our common stock, together with their respective affiliates, owned a significant percentage of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as matters related to our management and affairs. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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

The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish about us, our business or our market. If any of the analysts who cover us issue adverse or misleading research or reports regarding us, our business model, our intellectual property, our stock performance or our market, or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of our critical systems and information. Our cybersecurity program is aligned with industry standards and reasonable security safeguards for comparable companies in our industry. We reference various security industry frameworks and controls, such as National Institute of Standards and Technology, or NIST, Cybersecurity Framework 2.0, ISO/IEC 27001:2022, the Sarbanes-Oxley Act, Title 21 Code of Federal Regulations Part 11, Network and Information Security Directive 2, and other guidance to help us assess, identify and manage cybersecurity risks. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the frameworks and controls as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. We also actively engage with industry participants as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures. From time to time, we engage consultants and other third parties to assist us with assessing and improving our cybersecurity program.

Key elements of our cybersecurity risk management program include but are not limited to the following:

•risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•cybersecurity awareness training of our employees, including incident response personnel and senior management;
•a cyber incident response team and cyber incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see “Risk Factors—Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business—Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.”
Cybersecurity Governance
The Board considers cybersecurity risk as part of its overall risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and information security risks, including oversight of management’s implementation of our cybersecurity risk management program. The Audit Committee receives periodic reports from management regarding our cybersecurity program. These reports include updates on our cybersecurity program and the status of projects to strengthen our information security systems. In addition, management updates the Audit Committee, where it deems appropriate, regarding cybersecurity incidents it considers to be significant. The Audit Committee periodically reports to the full Board regarding its activities, including those related to cybersecurity.
Our management team, including our Chief Executive Officer, our Chief Legal Officer and our Vice President, Information Technology, is responsible for assessing and managing our risks from cybersecurity threats. Certain members of our management team are part of our Cyber Incident Response Team and are responsible for executing the processes set forth therein, including with respect to our key third party service providers. Our Vice President, Information Technology has over thirty years of experience in information security, and previously held a Certified Information Systems Auditor certification from the Information Systems Audit and Control Association from 2006 to 2022. Our Chief Executive Officer has thirty years of experience overseeing information technology, or IT, functions and has eight years of experience serving on the audit committees of companies that had oversight responsibility of the company’s cybersecurity risk management program. Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

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

Stock Performance Graph

The following graph and table illustrate the total return from December 31, 2020 through December 31, 2025, for (i) our common stock, (ii) the Nasdaq Composite Index, and (iii) the Nasdaq Biotechnology Index. The graph and the table assume that $100 was invested on December 31, 2020 in each of our common stock, the Nasdaq Composite Index, and the Nasdaq Biotechnology Index, and that any dividends were reinvested. The comparisons reflected in the graph and table represent past performance and are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG ZENTALIS PHARMACEUTICALS, INC.
NASDAQ COMPOSITE INDEX AND NASDAQ BIOTECHNOLOGY INDEX
$250
$200
$150
$100
$50
$-
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
ZENTALIS PHARMACEUTICALS, INC.
NASDAQ COMPOSITE INDEX
NASDAQ BIOTECHNOLOGY INDEX
*ASSUMES $100 INVESTMENT IN COMPANY'S COMMON STOCK ON DECEMBER 31, 2020

Holders
As of March 21, 2026, there were approximately 8 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Recent Sales of Unregistered Securities
The Company did not sell any equity securities during the quarter ended December 31, 2025 that were not registered under the Securities Act.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans is incorporated herein by reference to Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance Under Equity Compensation Plans" of this Annual Report on Form 10-K.
Issuer Repurchases of Equity Securities
During the fiscal quarter ended December 31, 2025, the Company made the following repurchases of shares of our common stock:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Plans or Programs
October 1, 2025 - October 31, 2025	—	—	—	—
November 1, 2025 - November 30, 2025	—	—	—	—
December 1, 2025 - December 31, 2025	7,500,000 (1)	$1.33	—	—
Total	7,500,000	$1.33	—	—
(1)    On December 15, 2025, the Company repurchased 7,500,000 shares of common stock from Matrix Capital Master Fund, LP pursuant to a privately negotiated Stock Purchase Agreement at $1.33 per share. This repurchase was not made pursuant to a publicly announced repurchase plan or program.

Item 6. [Reserved].

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of financial condition and operating results together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K contains forward-looking statements based upon current plans, expectations and beliefs involving significant risks and uncertainties. As a result of many important factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.

A discussion regarding our financial condition and results of operations for the years ended December 31, 2025 and 2024, including a year-to-year comparison between 2025 and 2024, is presented below. For a discussion regarding our financial condition and results of operations for the year ended December 31, 2023, including a year-to-year comparison between 2024 and 2023, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 26, 2025.
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
Azenosertib (WEE1 Inhibitor)
Mechanism of Action
Azenosertib is an investigational, potentially first-in-class and best-in-class oral, small molecule WEE1 inhibitor. The inhibition of WEE1, a DNA damage response kinase, drives cancer cells into mitosis without being able to repair damaged DNA, resulting in cell death and thereby preventing tumor growth and potentially causing tumor regression. We have designed azenosertib to have advantages over other investigational therapies targeting WEE1, including superior selectivity and pharmacokinetic, or PK, properties.
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

We are working with a diagnostic partner to validate a companion diagnostic test that will identify patients with PROC that overexpress the Cyclin E1 protein using our proprietary immunohistochemistry, or IHC, cutoff. A prototype of this test is being used in DENALI Part 2 and is ready for use in our Phase 3 trial, ASPENOVA.
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
We believe there is additional market opportunity for azenosertib in earlier lines of treatment for ovarian cancer, and across other solid tumor types.
Clinical Development Program
The following ongoing and planned studies constitute the current clinical development program for azenosertib:
•Monotherapy – Phase 2 Clinical Trial in PROC (DENALI - ZN-c3-005).
◦DENALI Part 1b is a single-arm study that evaluated azenosertib monotherapy at our primary dose-of-interest, 400 mg QD 5:2, in 102 patients with PROC. Tissue collection for biomarker assessment was mandated in the study and upon a retrospective analysis, approximately 50% of the patients were Cyclin E1-positive per our IHC cutoff. In January and March of 2025, we announced clinical data from this study, which is described in Part I Item 1, “Business – Clinical Data – DENALI Part 1b” in this Annual Report on Form 10-K.
◦DENALI Part 2 is designed to enroll approximately 100 patients with Cyclin E1-positive PROC at the selected dose who have received one to three prior lines of therapy, or for patients whose tumors are also FRα-high and who have received mirvetuximab soravtansine, one to four prior lines of therapy. We have aligned with the FDA on the design of our DENALI Part 2 study in patients with Cyclin E1-positive PROC, which allows for seamless enrollment across Parts 2a and 2b. DENALI Part 2a is designed to confirm 400 mg QD 5:2 as the recommended pivotal study dose by enrolling approximately 30 patients at each of two dose levels, 400 mg QD 5:2 and 300 mg QD 5:2. DENALI Part 2b is designed to enroll approximately 70 patients at a single dose, the selection of which will be informed by the Part 2a results and FDA interaction. In April 2025, we announced that the first patient was dosed in DENALI Part 2a. In January 2026, we announced that the enrollment for Part 2a was completed in 2025 and we plan to announce dose selection from Part 2a in the first half of 2026. We anticipate a topline readout for DENALI Part 2 by year end 2026. We believe that DENALI Part 2, if successful, has the potential to support an accelerated approval, subject to FDA review. The FDA has granted Fast Track Designation to azenosertib for the treatment of patients with PROC who are positive via IHC for Cyclin E1 protein levels.
•Monotherapy – Phase 3 Clinical Trial in Cyclin E1-positive PROC (ASPENOVA). We have aligned with the FDA on the trial design for ASPENOVA, a randomized Phase 3 confirmatory clinical trial of azenosertib versus standard-of-care chemotherapy for the treatment of patients with Cyclin E1-positive PROC designed to support a full approval of azenosertib in this setting. We plan to initiate ASPENOVA in the first half of 2026 and enroll concurrently with DENALI Part 2b.
•Combination – Phase 1b Clinical Trial of Azenosertib and Chemotherapy or Bevacizumab in Ovarian Cancer (MUIR - ZN-c3-002). We are currently enrolling patients in an arm of our ZN-c3-002 Phase 1b clinical trial that is evaluating azenosertib in combination with bevacizumab as maintenance therapy in ovarian cancer. The dose expansion portion will enroll second-line platinum-sensitive ovarian cancer (PSOC) patients for maintenance treatment, whose disease progressed while on a PARP inhibitor.
We also completed enrollment in a Phase 2 clinical trial evaluating azenosertib as a monotherapy in patients with uterine serous carcinoma, or USC (TETON - ZN-c3-004). We plan to publish results from this trial in the future. We do not plan further development of azenosertib in USC.

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

Since inception, we have incurred significant operating losses. Our net losses were $137.1 million for the year ended December 31, 2025. We had an accumulated deficit of $1.2 billion as of December 31, 2025. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We had cash, cash equivalents and marketable securities of $245.9 million as of December 31, 2025. We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements into late 2027. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
License Agreements and Strategic Collaborations
Recurium IP Holdings, LLC License Agreement
In December 2014, our wholly owned subsidiary, Zeno Pharmaceuticals, Inc., entered into the Recurium Agreement with Recurium IP Holdings, LLC, or Recurium IP, which was subsequently amended, under which Zeno Pharmaceuticals, Inc. was granted an exclusive worldwide license to certain intellectual property rights owned or controlled by Recurium IP to develop and commercialize pharmaceutical products for the treatment or prevention of disease, other than for providing pain relief. Following a corporate restructuring disclosed elsewhere in this Annual Report on Form 10-K, our wholly owned subsidiary, ZMI, became the Zentalis contracting party to the Recurium Agreement. The intellectual property rights exclusively licensed by ZMI under the Recurium Agreement include certain intellectual property covering azenosertib. ZMI has the right to sublicense its rights under the Recurium Agreement, subject to certain conditions. ZMI is required to use commercially reasonable efforts to develop and commercialize at least one product that comprises or contains a compound modulating one of ten specific biological targets and to execute certain development activities.
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
Immunome Agreements
In January 2024, we entered into an exclusive, worldwide license agreement with Immunome, or the Immunome License Agreement, under which Immunome licensed from us ZPC-21 (now known as IM-1021), a preclinical ROR1 ADC with best-in-class potential, and our proprietary ADC platform technology, or the ADC Assets. Under the terms of the deal, we received an up-front payment of $35.0 million in cash and Immunome common stock (with the stock valued at the trailing 30-day volume-weighted average price). In October 2024, we entered into an asset purchase agreement with Immunome, pursuant to which Immunome purchased the ADC Assets, or the Immunome Purchase Agreement. We received $25.0 million worth of Immunome common stock, with the shares valued at the trailing 30-day volume-weighted average price of Immunome's common stock. On the date of execution of the transaction, the Immunome stock was valued at $21.9 million based on the closing price of Immunome's common stock on that date. We were also eligible to receive $5.0 million of contingent consideration upon the achievement of a developmental milestone, which was achieved in December 2024. The Immunome License Agreement terminated upon the parties’ entry into the Immunome Purchase Agreement.
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

The following table summarizes our research and development expenses by product candidate or development program:

	Year Ended December 31,
	2025	2024
	(in thousands)
Azenosertib	$48,102	$75,837
Unallocated research and development expenses and discontinued programs	59,193	91,931
Total research and development expenses	$107,295	$167,768

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Following the strategic restructuring announced in January 2025, we incurred certain associated non-recurring expenses in the first quarter of 2025. As a result of the strategic restructuring, we realized a decrease in research and development expenses during the year ended December 31, 2025. If our azenosertib development program continues to advance successfully, we expect our research and development expenses to increase as we initiate and execute our planned Phase 3 ASPENOVA confirmatory study and prepare for potential commercialization.
The successful development of azenosertib, and any of our future product candidates is highly uncertain. At this time, we cannot determine with certainty the duration and costs of our existing and future clinical trials of azenosertib or any other product candidate we may develop or if, when, or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for azenosertib, or any future product candidate. The duration, costs and timing of clinical trials and development of our product candidates and any other product candidate we may develop in the future will depend on a variety of factors, including:

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
Following the strategic restructuring announced in January 2025 for which we incurred certain associated non-recurring expenses in the first quarter of 2025, we have realized a decrease in general and administrative expenses during the year ended December 31, 2025; however, if our azenosertib development program continues to advance successfully, we expect our general and administrative expenses to increase as we initiate and execute our planned Phase 3 ASPENOVA confirmatory study and prepare for potential commercialization. We also expect to continue to incur expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements; director and officer insurance costs; and investor and public relations costs.
Restructuring Expenses
Restructuring expenses consist of involuntary employee termination benefits pursuant to a one-time benefit arrangement.
Investment and Other Income, Net
Investment and other income, net consists of interest earned on cash, cash equivalents and available-for-sale marketable securities, sublease income and the change in value of equity securities during the period.
Income Taxes
Since our inception, we and our corporate subsidiaries have generated cumulative federal, state and foreign net operating loss in certain jurisdictions for which we have not recorded any net tax benefit due to uncertainty around utilizing these tax attributes within their respective carryforward periods.

Results of Operations
Comparison of Years Ended December 31, 2025 and 2024
The following table summarizes our results of operations for the years ended December 31, 2025 and 2024, together with the changes in those items in dollars:

	Year Ended December 31,
	2025	2024	Increase (Decrease)
	(in thousands)

Revenues from Licensing and Sales of Intellectual Property	$—	$67,425	$(67,425)
Operating Expenses
Research and development	107,295	167,768	(60,473)
General and administrative	37,717	87,115	(49,398)
Restructuring	7,796	—	7,796
Goodwill impairment	—	3,736	(3,736)
Total operating expenses	152,808	258,619	(105,811)
Loss from operations	(152,808)	(191,194)	38,386
Investment and other income, net	16,190	25,504	(9,314)
Net loss before income taxes	(136,618)	(165,690)	29,072
Income tax expense (benefit)	442	177	265
Net loss	(137,060)	(165,867)	28,807
Net loss attributable to noncontrolling interests	—	(28)	28
Net loss attributable to Zentalis	$(137,060)	$(165,839)	$28,779
Revenues from Licensing and Sales of Intellectual Property
Revenues from licensing and sales of intellectual property for the year ended December 31, 2025 were zero compared to $67.4 million for the year ended December 31, 2024. The decrease relates to the Immunome License Agreement and related stock issuance agreement with Immunome entered during the three months ended March 31, 2024 and the Immunome Purchase Agreement and the related stock issuance agreement with Immunome entered during the three months ended December 31, 2024.
Research and Development Expenses
Research and development, or R&D, expenses for the year ended December 31, 2025 were $107.3 million, compared to $167.8 million for the year ended December 31, 2024. The decrease of $60.5 million was primarily due to decreases of $22.3 million for clinical expenses, $12.9 million for lab services, $8.8 million for drug manufacturing, and $1.3 million for supplies and other expense. A decrease of $16.4 million from personnel expense, of which $6.5 million was non-cash stock-based compensation, also contributed to the overall reduction in research and development expenses. These decreases were partially offset by an increase of $1.2 million from a one-time impairment charge recorded on research and development equipment during the first quarter ended March 31, 2025.
Restructuring Expenses

On January 22, 2025, our Board of Directors approved a strategic restructuring of the Company to support execution of late-stage development for azenosertib, and extend its cash runway beyond a potentially registration-enabling azenosertib topline readout from the Company’s DENALI Part 2 study, anticipated by the end of 2026. In connection with this strategic restructuring, the Company reduced its workforce by approximately 40%. Restructuring expenses for the year ended December 31, 2025 were $7.8 million, compared to zero during the year ended December 31, 2024.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2025 were $37.7 million, compared to $87.1 million during the year ended December 31, 2024. The decrease of $49.4 million was primarily due to a decrease of $47.1 million of personnel expense, of which $40.8 million was non-cash stock-based compensation. Decreases of $3.3 million related to consulting and outside services also contributed to the overall reduction in general and administrative expenses. These decreases were partially offset by an increase of $1.0 million related to allocated and other costs.
Goodwill Impairment

Goodwill impairment for 2024 of $3.7 million was the result of an impairment test performed in the fourth quarter of 2024.
Investment and Other Income, Net
Investment and other income, net was $16.2 million for the year ended December 31, 2025, compared to $25.5 million for the year ended December 31, 2024. The decrease of $9.3 million was primarily driven by a decrease of $8.4 million in returns on invested cash and marketable debt securities and decreases in the mark to market adjustment for the fair value of Immunome common stock of $4.1 million. The decreases were partially offset by a reduction of one-time miscellaneous expenses incurred in 2024.
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
As a result, we will need to raise substantial additional capital to support our continuing operations and pursue our strategy. Until such time as we can generate significant revenue from product sales, if ever, we plan to finance our operations through the sale of equity, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of the global macroeconomic environment and fluctuating inflation and interest rates. If we are unable to secure adequate additional funding as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of azenosertib or delay our pursuit of potential in-licenses or acquisitions.
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
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity securities. From inception through December 31, 2025, we raised a total of $1.2 billion in gross proceeds from the sale of shares of our common stock and convertible preferred units. As of December 31, 2025, we had $36.0 million in cash and cash equivalents, $209.9 million in marketable debt securities, and an accumulated deficit of $1.2 billion. We maintain the majority of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. We had no indebtedness as of December 31, 2025.
ATM Program
In May 2021, the Company entered into a sales agreement, or the Sales Agreement, with SVB Leerink LLC, or SVB Leerink, as sales agent (the "Sales Agreement"), pursuant to which the Company may, from time to time, issue and sell common stock with an aggregate value of up to $75.0 million in “at-the-market” offerings, or the ATM, under the Company's Registration Statement on Form S-3 (File No. 333-286122) filed with the SEC on March 26, 2025. Sales of common stock pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or any other existing trading market for the Company's common stock. In December 2025, the Company sold 3,928,571 shares of common stock under the Sales Agreement at a price of $1.40 per share, raising aggregate gross proceeds of $5.5 million before fees and expenses of $0.1 million. As of December 31, 2025 there was $69.5 million of our common stock remaining available for sale under our ATM.

Stock Purchase Agreement

On December 15, 2025, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Matrix Capital Master Fund, LP ("Matrix"), one of our then-stockholders. Pursuant to the Stock Purchase Agreement, the

Company agreed to repurchase 7,500,000 shares of the Company’s common stock from Matrix at a price of $1.33 per share, representing a discount from the Company’s closing share price of $1.40 on December 12, 2025 (the “Repurchase”). The Repurchase closed on December 15, 2025.
Cash Flows
The following table summarizes our sources and uses of cash for the period presented:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(125,247)	$(170,860)
Net cash provided by investing activities	131,623	176,561
Net cash (used in) provided by financing activities	(4,282)	108
Net increase in cash, cash equivalents and restricted cash	$2,094	$5,809
Operating Activities
We have incurred losses since inception. Net cash used in operating activities for the year ended December 31, 2025 was $125.2 million, consisting primarily of our net loss of $137.1 million as we incurred expenses associated with the restructuring event, research activities for our product candidate and incurred general and administrative expenses, as well as changes in operating assets and liabilities of $9.1 million, partially offset by non-cash adjustments of $20.9 million.
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
Investing Activities
Net cash provided by investing activities for the year ended December 31, 2025 of $131.6 million was attributable to proceeds from maturities of $250.0 million of marketable debt securities, the sale of marketable equity securities of $20.4 million and proceeds from the sale of property and equipment of $698 thousand offset by net investment of excess cash of $139.5 million.
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
Financing Activities
Net cash used in financing activities for the year ended December 31, 2025 of $4.3 million was attributable to the Repurchase of $10.0 million offset by the $5.4 million net cash provided by shares sold through the SVB Leerink ATM agreement, and an additional $304 thousand provided from the issuance of common stock under equity incentive plans.
Net cash provided by financing activities in the year ended December 31, 2024 of $108 thousand consisted of $349 thousand provided from the issuance of common stock under equity incentive plans, offset by cash used in the net-settlement of restricted stock unit vesting of $241 thousand.
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

As of December 31, 2025, we have $3.9 million and $35.7 million in current and long-term lease liabilities, respectively. We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements into late 2027. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
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

Impairment of Long-Lived Assets
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions
We evaluate long-lived assets, including property, equipment and operating lease right-of-use (ROU) assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. We group assets at the lowest level for which cash flows are separately identified in order to measure an impairment.	The determination of events or changes in circumstances that would result in an impairment review is subject to judgment. Additionally, the determination of impairment is subject to key assumptions including projected cash flows and discount rate.	We base our estimates on the best information available at the time. If actual results are not consistent with the assumptions used, the impairment expense may be overstated or understated.

Revenue Recognition
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions
For revenue with customers, we are entitled to receive event-based payment subject to the customer's achievement of specific regulatory milestones. We recognize revenue when it is deemed probable that these milestones will be achieved, which could be in a period preceding its actual occurrence. At the end of each reporting period, we re-evaluate the probability of achievement of such milestones, and if necessary, adjust our estimate of the overall transaction price.	Revenue is recognized when we determine it is probable a milestone will be achieved. This assessment is based on market insight and customer communications.	An adjustment of our estimate of the overall transaction price and reversal of revenue will be required in the event it is determined that achievement of a milestone, previously deemed probable, will not occur. This adjustment and reversal may be material.

Research and Development Expenses - Clinical Trial Accruals
Methodology	Judgment and Uncertainties	Effect if Actual Results Differ From Assumptions
All of our clinical trials have been executed with support from CROs and other vendors. We accrue costs for clinical trial activities performed by CROs and other vendors based upon the estimated amount of work completed on each trial.	For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, the activities to be performed for each patient, the number of active clinical sites, and the duration for which the patients will be enrolled in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence with CROs and review of contractual terms.
We base our estimates on the best information available at the time. However, additional information may become available to us, which may allow us to make a more accurate estimate in future periods. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. There were no such significant changes during the years ended December 31, 2025 or 2024.

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

If actual results are not consistent with the assumptions used, the share-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the share-based compensation. A 10% change in our share-based compensation expense for the year ended December 31, 2025, would have affected pre-tax earnings by approximately $2.1 million.

Recent Accounting Pronouncements
See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on certain accounting standards that have been adopted during 2025 or that have not yet been required to be implemented and may be applicable to our future operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under this framework, our principal executive officer and our principal financial officer have concluded that our internal control over financial reporting was effective as of December 31, 2025.

Attestation Report of the Registered Public Accounting Firm

In accordance with applicable rules and regulations, this report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements and Policies

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders under the sections entitled "Proposal 1: Election of Directors," "Executive Officers," "Corporate Governance" and if required, "Delinquent Section 16(a) Reports" and is incorporated herein by reference.

Item 11. Executive Compensation.
The information required by this item will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders under the sections entitled "Executive Compensation," "Director Compensation" and "Corporate Governance" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders under the sections entitled "Securities Authorized For Issuance Under Equity Compensation Plans" and "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders under the sections entitled "Certain Relationships and Related Person Transactions" and "Corporate Governance" and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders under the sections entitled "Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm" and "Independent Registered Public Accounting Firm Fees and Other Matters" and is incorporated herein by reference.

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
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

2.1	Plan of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.1	05/15/2020
2.2	Certificate of Conversion Converting Zentalis Pharmaceuticals, LLC (a Delaware limited liability company) into Zentalis Pharmaceuticals, Inc. (a Delaware corporation)	10-Q	001-39263	2.2	05/15/2020
3.1	Certificate of Incorporation of Zentalis Pharmaceuticals, Inc.	S-8	333-237593	4.1	04/07/2020
3.2	Certificate of Amendment to Certificate of Incorporation of Zentalis Pharmaceuticals, Inc., dated June 16, 2023	8-K	001-39263	3.1	06/16/2023
3.3	Amended and Restated Bylaws of Zentalis Pharmaceuticals, Inc.	8-K	001-39263	3.1	02/15/2024
3.4	Second Amended and Restated Limited Liability Company Agreement of Zentalis Pharmaceuticals, LLC	S-1	333-236959	3.3	03/06/2020
4.1	Amended and Restated Investors’ Rights Agreement, dated as of September 6, 2019, by and among Zeno Pharma, LLC and the investors party thereto	S-1	333-236959	4.1	03/06/2020
4.2	Specimen of Common Stock Certificate evidencing the shares of common stock	S-1	333-236959	4.2	03/06/2020
4.3	Description of Capital Stock	10-K	001-39263	4.3	03/25/2021
10.1#	Zentalis Pharmaceuticals, LLC 2017 Profits Interest Plan, as amended, and form of profit interest award agreement thereunder	S-1	333-236959	10.1	03/06/2020
10.2.1#	2020 Incentive Award Plan and form of option agreement and restricted stock unit agreement thereunder	S-1/A	333-236959	10.2	03/30/2020
10.2.2#	Amendment No. 1 to the Zentalis Pharmaceuticals, Inc. 2020 Incentive Award Plan	10-Q	001-39263	10.3	05/17/2021
10.3#	Non-Employee Director Compensation Program	10-K	001-39263	10.3	03/26/2025

Exhibit Number	Description	Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.4#	2020 Employee Stock Purchase Plan, as amended and restated	S-8	333-254506	99.1	03/19/2021
10.5.1#	Zentalis Pharmaceuticals, Inc. 2022 Employment Inducement Incentive Award Plan, as amended	10-K	001-39263	10.5.1	03/26/2025
10.5.2#	Form of Option Agreement pursuant to the Zentalis Pharmaceuticals, Inc. 2022 Employment Inducement Incentive Award Plan	8-K	001-39263	10.2	07/22/2022
10.5.3#	Form of RSU Agreement pursuant to the Zentalis Pharmaceuticals, Inc. 2022 Employment Inducement Incentive Award Plan	8-K	001-39263	10.3	07/22/2022
10.6#	Form of Indemnification Agreement for Directors and Officers	10-Q	001-39263	10.1	05/10/2023
10.7#†	Employment Agreement, dated November 13, 2024, between Zeno Management, Inc. and Ingmar Bruns, M.D.	10-K	001-39263	10.10	03/26/2025
10.8#†	Employment Agreement, dated November 13, 2024, between Zeno Management, Inc. and Julie Eastland	10-K	001-39263	10.11	03/26/2025
10.9#	Amended and Restated Employment Agreement, dated February 28, 2023, between Zeno Management, Inc. and Andrea Paul	10-K	001-39263	10.16	03/01/2023
10.10#†	Release Agreement, dated October 1, 2025 between Zentalis Pharmaceuticals, Inc., Zeno Management, Inc., and Andrea Paul	10-Q	001-39263	10.1	11/10/2025
10.11#	Amended and Restated Employment Agreement, dated December 31, 2023, between Zeno Management, Inc. and Mark Lackner, Ph.D.	10-K	001-39263	10.23	02/27/2024
10.12#†	Release Agreement, dated April 25, 2025 between Zentalis Pharmaceuticals, Inc., Zeno Management, Inc. and Mark Lackner, Ph.D.	10-Q	001-39263	10.1	08/06/2025
10.13#†	Consulting Agreement, dated April 25, 2025 between Zentalis Pharmaceuticals, Inc. and Mark Lackner, Ph.D.	10-Q	001-39263	10.2	08/06/2025
10.14#†	Employment Agreement, dated September 15, 2025 between Zentalis Pharmaceuticals, Inc. and James B. Bucher					*
10.15†	Third Amended and Restated License Agreement, dated June 5, 2023, by and between Zeno Management, Inc. and Recurium IP Holdings, LLC	10-Q	001-39263	10.1	08/09/2023
19.1	Insider Trading Compliance Policy	10-K	001-39263	19.1	03/26/2025
21.1	List of Subsidiaries of Zentalis Pharmaceuticals, Inc.	10-K	001-39263	21.1	02/27/2024
23.1	Consent of Independent Registered Public Accounting Firm.					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					**

Exhibit Number	Description	Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
97#	Zentalis Pharmaceuticals, Inc. Policy for Erroneously Awarded Compensation	10-K	001-39263	97	02/27/2024
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

ZENTALIS PHARMACEUTICALS, INC.

Date: March 26, 2026	By:	/s/ Julie Eastland
Julie Eastland
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Julie Eastland	President, Chief Executive Officer and Director (principal executive officer)	March 26, 2026
Julie Eastland

/s/ Vincent A. Vultaggio	Senior Vice President, Finance and Principal Accounting Officer (principal financial and accounting officer)	March 26, 2026
Vincent A. Vultaggio

/s/ Scott Myers	Chairperson of the Board of Directors	March 26, 2026
Scott Myers

/s/ David Johnson	Director	March 26, 2026
David Johnson

/s/ Enoch Kariuki	Director	March 26, 2026
Enoch Kariuki

/s/ Jan Skvarka	Director	March 26, 2026
Jan Skvarka

/s/Luke Walker, M.D.	Director	March 26, 2026
Luke Walker, M.D.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Zentalis Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zentalis Pharmaceuticals, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Accrued clinical trial expenses
Description of the Matter
During the year ended December 31, 2025, the Company incurred $107.3 million for research and development expenses and as of December 31, 2025, the Company accrued $14.7 million for research and development expenses, which includes clinical trial expenses and accruals. As described in Note 2 of the consolidated financial statements, the Company records accruals for estimated costs of research and development activities that include costs for clinical trials. The Company records costs based on estimates and/or representations from contract research organizations (“CROs”) and other vendors regarding work performed, level of patient enrollment, completion of patient studies, and progress of the clinical trials. The Company monitors patient enrollment levels and related activities through internal reviews, correspondence with CROs, and reviews of contractual terms.

Auditing management's accounting for accrued clinical trial expenses was especially challenging as the evaluation is dependent upon a high volume of data received from third-party service providers and internal clinical personnel, which is tracked in spreadsheets. The accrued amounts are determined based on an evaluation of the unique terms and conditions set forth in each respective agreement.

How We Addressed the Matter in Our Audit	To test the adequacy of the Company’s accrued clinical trial expenses, our substantive audit procedures included, among others, testing the completeness and accuracy of data and assumptions used in management's clinical trial accrual models by inspecting a sample of invoices paid to date, agreeing terms and conditions to a sample of contracts, and performing inquiries with clinical staff to corroborate progress and level of expended effort incurred by the Company's CROs and other third-party vendors. We further obtained the clinical trial agreements for a sample of active clinical sites and compared the costs and number of patient visits to the Company’s clinical trial accrual models. We also tested a sample of expenses against the related invoices and contracts and examined a sample of subsequent payments to evaluate the completeness of the accrued clinical trial expenses. Further, for a sample of active clinical sites, we obtained direct confirmation of current year invoices billed, the dollar value of the clinical agreement based upon the most recent executed contract, the current status of activities, and the completeness of change orders or amendments with the CRO.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

San Diego, California
March 26, 2026

Zentalis Pharmaceuticals, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts and par value)

	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$35,995	$33,901
Marketable debt securities, available for sale	209,898	318,009
Marketable equity securities	—	19,174
Contracts receivable	—	5,000
Prepaid expenses and other current assets	7,298	9,982
Total current assets	253,191	386,066
Property and equipment, net	2,770	4,699
Operating lease right-of-use assets	26,271	32,528
Prepaid expenses and other assets	4,108	4,417
Restricted cash	2,627	2,627
Total assets	$288,967	$430,337
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,208	$7,438
Accrued expenses	29,351	45,287
Total current liabilities	36,559	52,725
Long-term lease liability	35,704	39,577
Other long-term liabilities	500	849
Total liabilities	72,763	93,151
Commitments and contingencies (see Note 10)
EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 69,085,980 and 71,282,400 shares issued and outstanding at December 31, 2025 and 2024, respectively	69	71
Additional paid-in capital	1,407,394	1,390,952
Accumulated other comprehensive income	196	558
Accumulated deficit	(1,191,455)	(1,054,395)
Total stockholders' equity	216,204	337,186
Total liabilities and stockholders' equity	$288,967	$430,337
See accompanying notes to consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year ended December 31,
	2025	2024	2023

Revenues from Licensing and Sales of Intellectual Property	$—	$67,425	$—
Operating Expenses
Research and development	107,295	167,768	189,590
Zentera in-process research and development	—	—	45,568
General and administrative	37,717	87,115	64,351
Restructuring	7,796	—	—
Goodwill impairment	—	3,736	—
Total operating expenses	152,808	258,619	299,509
Loss from operations	(152,808)	(191,194)	(299,509)
Other Income (Expense)
Investment and other income, net	16,190	25,504	22,617
Net loss before income taxes	(136,618)	(165,690)	(276,892)
Income tax expense (benefit)	442	177	(601)
Loss on equity method investment	—	—	16,014
Net loss	(137,060)	(165,867)	(292,305)
Net loss attributable to noncontrolling interests	—	(28)	(114)
Net loss attributable to Zentalis	$(137,060)	$(165,839)	$(292,191)
Net loss per common share outstanding, basic and diluted	$(1.91)	$(2.33)	$(4.47)
Common shares used in computing net loss per share, basic and diluted	71,869	71,080	65,409
See accompanying notes to consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year ended December 31,
	2025	2024	2023
Net loss	$(137,060)	$(165,867)	$(292,305)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable debt securities, net	(362)	(1,636)	3,547
Total comprehensive loss	(137,422)	(167,503)	(288,758)
Comprehensive loss attributable to noncontrolling interests	—	(28)	(114)
Comprehensive loss attributable to Zentalis	$(137,422)	$(167,475)	$(288,644)
See accompanying notes to consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except per unit amounts)

	Year Ended December 31, 2023
	Zentalis Stockholders
	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2022	59,280	$59	$1,031,462	$(1,353)	$(596,365)	$221	$434,024
Share-based compensation expense	—	—	54,822	—	—	—	54,822
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions and offering costs	11,033	11	235,669	—	—	—	235,680
Issuance of common stock in connection with restricted stock unit vesting	361	—	—	—	—	—	—
Issuance of common stock upon exercise of options	54	—	995	—	—	—	995
Shares issued under employee stock purchase plan	42	—	628	—	—	—	628
Cancellation of restricted stock awards	(3)	—	—	—	—	—	—
Other comprehensive income	—	—	—	3,547	—	—	3,547
Net loss attributable to non-controlling interest	—	—	—	—	—	(114)	(114)
Net loss attributable to Zentalis	—	—	—	—	(292,191)	—	(292,191)
Balance at December 31, 2023	70,767	$70	$1,323,576	$2,194	$(888,556)	$107	$437,391

	Year Ended December 31, 2024
	Zentalis Stockholders
	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2023	70,767	$70	$1,323,576	$2,194	$(888,556)	$107	$437,391
Share-based compensation expense	—	—	67,269	—	—	—	67,269
Issuance of common stock in connection with restricted stock unit vesting, net	466	1	(241)	—	—	—	(240)
Deconsolidation of Kalyra	—	—	—	—	—	(79)	(79)
Issuance of common stock upon exercise of options	1	—	8	—	—	—	8
Shares issued under employee stock purchase plan	48	—	340	—	—	—	340
Other comprehensive loss	—	—	—	(1,636)	—	—	(1,636)
Net loss attributable to non-controlling interest	—	—	—	—	—	(28)	(28)
Net loss attributable to Zentalis	—	—	—	—	(165,839)	—	(165,839)
Balance at December 31, 2024	71,282	$71	$1,390,952	$558	$(1,054,395)	$—	$337,186

	Year Ended December 31, 2025
	Zentalis Stockholders
	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2024	71,282	$71	$1,390,952	$558	$(1,054,395)	$337,186
Issuance of common stock in ATM Offering, net of commissions	3,929	4	5,386	—	—	5,390
Repurchase of common stock	(7,500)	(7)	(9,969)	—	—	(9,976)
Share-based compensation expense	—	—	20,722	—	—	20,722
Other comprehensive loss	—	—	—	(362)	—	(362)
Issuance and withholding of common stock in connection with restricted stock unit vesting, net	1,138	1	(1)	—	—	—
Shares issued under employee stock purchase plan	237	—	304	—	—	304
Net loss attributable to Zentalis	—	—	—	—	(137,060)	(137,060)
Balance at December 31, 2025	69,086	$69	$1,407,394	$196	$(1,191,455)	$216,204
See accompanying notes to consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net loss	$(137,060)	$(165,867)	$(292,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	739	1,289	1,389
Operating lease right-of-use and fixed asset impairment	4,136	—	4,953
Noncash consideration portion of Zentera in-process research and development	—	—	15,045
Share-based compensation	20,722	67,269	54,822
Goodwill impairment	—	3,736	—
(Gain)/loss on disposal of equipment	(660)	(13)	406
Non-cash impact of revenues from licensing and sales of intellectual property	—	(47,425)	—
Non-cash recognized mark-to-market of equity securities	(1,239)	(5,228)	—
Accretion of discounts on marketable securities, net	(2,763)	(8,002)	(13,157)
Loss on equity method investment	—	—	16,014
Deferred income taxes	—	—	(853)
Deconsolidation of Kalyra	—	(79)	—
Changes in operating assets and liabilities:
Accounts receivable	5,000	(5,000)	—
Prepaid expenses and other assets	2,993	6,218	(5,678)
Accounts payable and accrued liabilities	(17,316)	(18,022)	10,919
Operating lease right-of-use assets and liabilities, net	201	264	623
Net cash used in operating activities	(125,247)	(170,860)	(207,822)
Investing activities:
Purchases of marketable debt securities	(139,488)	(127,962)	(549,182)
Proceeds from maturities of marketable debt securities	250,000	271,200	505,307
Proceeds from sale of marketable equity securities	20,413	33,479	—
Proceeds from sale of property and equipment	698	65	—
Purchases of property and equipment	—	(221)	(583)
Net cash provided by (used in) investing activities	131,623	176,561	(44,458)
Financing activities:
Proceeds from issuance of common stock, net	5,390	—	235,680
Proceeds from issuance of common stock under equity incentive plans	304	349	1,623
Repurchase of common stock	(9,976)	—	—
Net-settlement of restricted stock unit vesting	—	(241)	—
Net cash (used in) provided by financing activities	(4,282)	108	237,303
Net increase (decrease) in cash, cash equivalents and restricted cash	2,094	5,809	(14,977)
Cash, cash equivalents and restricted cash at beginning of year	36,528	30,719	45,696
Cash, cash equivalents and restricted cash at end of year	$38,622	$36,528	$30,719
Supplemental disclosure of cash flow information:
Income taxes paid	$85	$359	$140
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$—	$602

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Cash and cash equivalents	$35,995	$33,901	$28,038
Restricted cash, non-current	2,627	2,627	2,681
Total cash, cash equivalents and restricted cash reported in the Consolidated Statement of Cash Flows	$38,622	$36,528	$30,719
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

Liquidity

Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statements issuance date. The Company determined that there are no conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that the audited consolidated financial statements for the year ended December 31, 2025 are issued.
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and include our wholly-owned subsidiaries and Kalyra Pharmaceuticals, Inc. ("Kalyra"), a variable interest entity (“VIE”) for which we were the primary beneficiary until Kalyra was dissolved in January 2024. All intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation. Following the dissolution of Kalyra, we no longer have an interest in any VIEs.

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
Cash and Cash Equivalents
Cash equivalents are comprised of short-term, highly-liquid investments with maturities of ninety days or less at the date of purchase. As of December 31, 2025 and 2024, our cash equivalents consisted of money market funds.

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
Investments in Equity Securities
We carry investments of less than twenty percent ownership in equity securities at fair value and record the changes in fair value in the consolidated statement of operations as a component of Investment and other income, net. We account for our equity investments in publicly traded companies at their listed stock price. As of December 31, 2025, we no longer hold any equity investments.
Contracts Receivable
Our contracts receivable balance represents the amounts we are contractually allowed to bill our customers and that are due to us unconditionally for goods we have delivered, services we have performed or milestones achieved. When we bill our customers with payment terms based on the passage of time, we consider the contracts receivable to be unconditional.
Restricted Cash
Under the terms of our office leases, we are required to maintain a letter of credit as a security deposit during the term of such leases. At December 31, 2025 and 2024, restricted cash of $2.6 million was pledged as collateral for the letters of credit.
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

Our financial instruments include cash equivalents, marketable securities, prepaid expenses and other assets, accounts payable and accrued expenses. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

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
Leases
We have entered into operating leases for real estate. We determine if an arrangement is a lease at inception and evaluate each lease agreement to determine whether the lease is an operating or finance lease. For leases where we are the lessee, right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Liabilities from operating leases are included in accrued expenses and long-term lease liabilities on our consolidated balance sheet. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any prepaid lease payments, lease incentives received, and costs which will be incurred in exiting a lease. Our leases often include options to extend or terminate the lease. These options are included in the lease term when it is reasonably certain that we will exercise that option. As of December 31, 2025, it is not reasonably certain that these options will be exercised and they are not included within the lease term. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components which are accounted for as a single lease component for all of our leases.
Impairment of Long-Lived Assets
We account for long-lived assets in accordance with authoritative guidance for impairment or disposal of long-lived assets. Long-lived assets are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. See Note 10 regarding impairment test performed for our operating lease right-of-use asset associated with our San Diego lease.
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

Equity Method Accounting
We held significant influence, but not a controlling interest, in our former affiliate Zentera Therapeutics, Inc. ("Zentera"). From the deconsolidation of Zentera during July 2021 until the termination of our collaboration with and divestiture of our ownership position in Zentera during the six-months ended June 30, 2023, this investment was accounted for using the equity method. Our share of earnings or losses of the investment entity were reported on the consolidated statement of operations, with a corresponding increase or decrease to the equity investment carried on the statement of financial position. This information was generally not received sufficiently timely for us to record our portion of earnings or loss in the current financial statements, and therefore we reported our portion of earnings or loss on a one quarter lag. The maximum exposure to loss as a result of our investment in Zentera was directly associated with the carrying amount of the equity method investment on our consolidated balance sheet.
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
Net Loss per Common Share Outstanding

Basic net loss per common share outstanding is computed by dividing net loss, after adjusting for dividends, if declared, by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share outstanding is computed using the weighted-average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential common shares. Potential common shares consist of unvested restricted stock units and common shares issuable upon the exercise of stock options.
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

Adoption and Pending Adoption of Recent Accounting Pronouncements

The following table provides a brief description of recently issued accounting standards, those adopted in the current period and those not yet adopted:

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters

In December 2023, the FASB issued ASU 2023-09, Income Taxes — Improvements to Income Tax Disclosures (Topic 740)	This standard requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction.	January 1, 2025	We adopted the new standard on a prospective basis for the annual period ended December 31, 2025, with no material impact on our consolidated financial statements. The required disclosures have been included in the notes to the financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses	This standard is intended to improve transparency by requiring entities to disclose, in the notes to the financial statements, a disaggregation of certain expense categories that are included within the line items presented on the face of the income statement.	January 1, 2027	We are currently evaluating the impact that adoption of ASU 2024-03 will have on our financial statement disclosures.

3. Significant Transactions

Immunome License Agreement

In January 2024, the Company and Immunome, Inc. (“Immunome”) entered into an exclusive, worldwide license agreement under which Immunome licensed from Zentalis ZPC-21 (now known as IM-1021), a preclinical ROR1 antibody-drug conjugate (“ADC”) and proprietary ADC technology platform (the “Immunome License Agreement”). Simultaneously, the Company and Immunome entered into a stock issuance agreement (together with the Immunome License Agreement, the “Immunome License Agreements”). The upfront consideration from Immunome amounted to $40.6 million, which consisted of $15.0 million in cash and approximately 2.3 million shares (quantified using a 30-day volume average price) of Immunome common stock valued at approximately $25.6 million on the date of acquisition and accounted for as marketable equity securities on the consolidated balance sheet. Changes to the fair value of the Immunome stock were recorded as a component of investment and other income, net within the condensed consolidated statement of operations. The Company was eligible to receive up to $275.0 million in development, regulatory and sales milestones as well as tiered royalties on net sales of licensed products. The Immunome License Agreement terminated upon the parties’ entry into the Immunome Purchase Agreement in October 2024, as described below under "Immunome Asset Sale", and the Company was no longer eligible to receive development, regulatory and sales milestones or royalties under this Immunome License Agreement. The Company divested the 2.3 million shares of Immunome common stock acquired through the Immunome License Agreement during the year ended December 31, 2024, resulting in net proceeds of $33.5 million.

The Company determined that the Immunome License Agreements fall within the scope of ASC 606, Revenue from Contracts with Customers (ASC 606) as Immunome has contracted to obtain goods and services that are an output of ordinary activities and is a customer. Furthermore, subsequent to the execution of the Immunome License Agreements, the Company is no longer an active participant in the research and is no longer exposed to the significant risks and rewards of the research. Management of the Company determined there was one combined performance obligation for the Immunome License Agreements and know-how given the deliverables are not distinct. The Company evaluated the performance obligation within the Immunome License Agreements and determined the combined performance obligation was satisfied at a point in time with Immunome as the Immunome License Agreements represents a right to use the functional intellectual property as it exists at the time of the Immunome License Agreements, the customer has significant risk and rewards of ownership of the asset and the customer has accepted the asset with the transfer of know-how within the quarter ended March 31, 2024. In addition, variable consideration consisting of milestone payments was evaluated based on the Company’s analysis that the possibility of achieving any of the milestone payments was remote, and therefore determined to be constrained and excluded from the transaction price.

Immunome Asset Sale

In October 2024, the Company and Immunome entered into an asset purchase agreement, pursuant to which Immunome purchased from the Company ZPC-21 (now known as IM-1021), a preclinical ROR1 ADC, and the Company’s proprietary ADC platform technology (the “Immunome Purchase Agreement”). The assets subject to the Immunome Asset Sale Agreement were previously licensed to Immunome under the Immunome License Agreement. Simultaneously, the Company and Immunome entered into a stock issuance agreement (together with the Immunome Purchase Agreement, the "Immunome Asset Purchase Agreements"). The upfront consideration from Immunome amounted to $30 million, which consisted of 1.8 million shares of Immunome common stock based on the trailing 30-day volume weighted average price of Immunome common stock (valued at approximately $21.9 million based on the closing price of Immunome's common stock on the date of acquisition), and $5.0 million of contingent consideration due upon the achievement of a developmental milestone. The developmental milestone was achieved in December 2024. Pursuant to the terms of the Immunome Stock Agreement, Zentalis was obligated to hold and not sell greater than 50% of the shares until the six-month anniversary in April 2025 of the closing date, subject to certain exceptions. The Immunome License Agreement terminated upon the parties’ entry into the Immunome Purchase Agreement. The Company divested the 1.8 million shares of Immunome common stock acquired through the Immunome Purchase Agreement during the year ended December 31, 2025, resulting in net proceeds of $20.4 million. As of December 31, 2025, the Company no longer holds shares of Immunome common stock.

The Company determined that the Immunome Asset Purchase Agreements fall within the scope of ASC 606, Revenue from Contracts with Customers (ASC 606) as Immunome has contracted to obtain goods and services that are an output of ordinary activities and is a customer. Furthermore, the Immunome Asset Purchase Agreements changes existing enforceable rights and obligations of the Immunome License Agreement and is accounted for as a contract modification. Management of the Company determined there was one combined performance obligation for the Immunome Asset Purchase Agreements. The Company evaluated the performance obligation within the Immunome Purchase Agreements and determined the performance obligation was satisfied at a point in time with Immunome as the Immunome Asset Purchase Agreements represent the transfer of ownership of functional intellectual property as it existed at the time of the Immunome Asset Purchase Agreements within the quarter ended December 31, 2024. In addition, variable consideration consisting of milestone payments was evaluated based on the Company’s analysis that the possibility of achieving the milestone payment was probable. During the twelve months ended December 31, 2024, the Company recognized revenue from milestone payments of $5.0 million.

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

The following table presents information about reported significant segment expenses and net loss (in thousands):

	Year ended December 31,
	2025	2024	2023
Revenues	$—	$67,425	$—
Less:
Research and development (1):
Azenosertib external development costs	48,102	75,837	67,019
Unallocated research and development expenses and discontinued programs	59,193	91,931	122,571
Total Research and development	107,295	167,768	189,590
General and administrative	37,717	87,115	64,351
Other (2)	(7,952)	$(21,591)	38,364
Net loss	(137,060)	(165,867)	(292,305)
Adjustments for cash used in operations:
Non-Cash expenses	20,935	11,547	78,619
Changes in working capital	(9,122)	(16,540)	5,864
Cash used in operations:	$(125,247)	$(170,860)	$(207,822)

(1) The Company tracks external development costs by product candidate or development program, but does not allocate personnel costs, general license payments made under our licensing arrangements or other internal costs to specific development programs or product candidates. These costs are included in unallocated research and development expenses and discontinued programs.

(2) Other consists of investment and other income, net, restructuring, goodwill impairment charges, Zentera in-process research and development, Income tax expense (benefit), and loss on equity method investment.

5. Fair Value Measurement
Available-for-sale marketable debt securities consisted of the following (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$159,767	$167	$(11)	$159,923
US Treasury securities	49,935	40	—	49,975
	$209,702	$207	$(11)	$209,898

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	233,291	731	(81)	233,941
US Treasury securities	84,160	43	(135)	84,068
	$317,451	$774	$(216)	$318,009
As of December 31, 2025, six of our available-for-sale debt securities with a fair market value of $54.9 million were in a gross unrealized loss position of $11 thousand. Five have been in a gross unrealized loss position of $7 thousand for less than one year, and one has been in a gross unrealized loss position of $4 thousand for more than one year. When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of December 31, 2025, because we do not intend to sell these securities, and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.
Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	December 31, 2025	December 31, 2024
	Estimated Fair Value
Due within one year	$209,898	$249,308
After one but within five years	—	68,701
	$209,898	$318,009

Equity investment gains (losses) for the years ended December 31, 2025 and December 31, 2024 are summarized as follows (in thousands):

	December 31, 2025	December 31, 2024
Change in unrealized investment losses during the year on securities held at the end of the year	$—	$(2,690)
Investment gains losses during the year on securities sold	1,239	7,918
Net gains recognized on equity securities	$1,239	$5,228

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

The Company had $0.5 million in contingent consideration liabilities as of December 31, 2025 and 2024 related to the agreement to terminate its Collaboration and License Agreements with Zentera. The contingent consideration balance is limited to one potential milestone payment measured at fair value. The fair value of the contingent consideration is estimated based on the monetary value of the milestone discounted for the probability of achieving the milestone and a present value factor based on the timing of when the milestone is expected to be achieved. The value for the contingent consideration balance is based on significant inputs not observable in the market which represents Level 3 measurement within the fair value hierarchy. This liability existed as of December 31, 2025 and 2024.

The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total estimated fair value
Cash equivalents:
Money market funds	$18,637	$—	$—	$18,637
Total cash equivalents:	18,637	—	—	18,637

Available-for-sale marketable securities:
Corporate debt securities	—	159,923	—	159,923
US Treasury securities	49,975	—	—	49,975
Total available-for-sale marketable securities:	49,975	159,923	—	209,898

Total assets measured at fair value	$68,612	$159,923	$—	$228,535
Financial liabilities:
Contingent consideration	—	—	500	500
Total financial liabilities	$—	$—	$500	$500

	December 31, 2024
	Level 1	Level 2	Level 3	Total estimated fair value
Cash equivalents:
Money market funds	$13,723	$—	$—	$13,723
Total cash equivalents:	13,723	—	—	13,723

Available-for-sale marketable securities:
Corporate debt securities	—	233,941	—	233,941
US Treasury securities	84,068	—	—	84,068
Total available-for-sale marketable securities:	84,068	233,941	—	318,009

Immunome marketable equity securities	19,174	—	$—	19,174

Total assets measured at fair value	$116,965	$233,941	$—	$350,906
Financial liabilities:
Contingent consideration	—	—	500	500
Total financial liabilities	$—	$—	$500	$500

The following significant unobservable inputs were used in the valuation of the contingent consideration payable to Zentera as variable consideration for a change in control milestone payment of either zero or $15.0 million pursuant to the termination of our Collaboration and License Agreement at December 31, 2025 and December 31, 2024:

Contingent Consideration Liability	Fair Value as of December 31, 2025	Valuation Technique	Unobservable Input	Range
	(in thousands)
Milestone payment	$500	Discounted cash flow	Likelihood of occurrence	1.0%- 2.4%
			Discount rate	40%
			Expected term	Perpetuity

The following table reflects the activity for the Company’s contingent consideration, measured at fair value using Level 3 inputs (in thousands):

Contingent consideration at December 31, 2024	$500
Changes in the fair value of contingent consideration	—
Contingent consideration at December 31, 2025	$500

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2025 and December 31, 2024. We had one instrument that was classified within Level 3 as of December 31, 2025 and December 31, 2024. As of December 31, 2025 and December 31, 2024, no material fair value adjustments were required for non-financial assets and liabilities.

6. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following (in thousands):

	December 31,
	2025	2024
Prepaid insurance	$300	$249
Prepaid software licenses and maintenance	394	509
Foreign R&D credit refund	142	—
Prepaid research and development expenses	6,682	8,788
Interest receivable	1,928	2,943
Deferred tax asset	51	101
Sublease assets	496	626
Other prepaid expenses	1,413	1,183
Total prepaid expenses and other current assets	11,406	14,399
Less long-term portion	4,108	4,417
Total prepaid expenses and other assets, current	$7,298	$9,982

7. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Lab equipment	$—	$3,382
Leasehold improvements	4,168	4,168
Office equipment and furniture	1,277	1,280
Computer equipment	99	143
Subtotal	5,544	8,973
Accumulated depreciation and amortization	(2,774)	(4,274)
Property and equipment, net	$2,770	$4,699
Depreciation and amortization expense was approximately $0.7 million, $1.3 million and $1.4 million for the years ended December 31, 2025, 2024 and 2023 respectively.

During the year ended December 31, 2025, management determined that changes in circumstances indicated the carrying value of certain research and development equipment may not be recoverable and recorded an impairment charge of $1.2 million, which is reported in the research and development expense line item of the consolidated statement of operations.
8. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2025	2024
Accrued research and development expenses	$14,699	$28,715
Accrued employee expenses	9,777	12,799
Accrued general and administrative expenses	466	642
Lease liability	3,873	3,072
Contingent consideration	500	500
Income taxes payable	194	—
Accrued legal expenses	342	408
Total accrued expenses	29,851	46,136
Less long-term portion	500	849
Total accrued expenses, current	$29,351	$45,287

9. Stockholders' Equity
Follow-on Offering of Common Stock
On June 15, 2023, we completed a follow-on offering in which we issued and sold 11,032,656 shares of common stock at a public offering price of $22.66 per share. The total gross proceeds for the offering were approximately $250.0 million, before deducting offering expenses of $14.3 million payable by us.
ATM Offering

In May 2021, the Company entered into a sales agreement, or the Sales Agreement, with SVB Leerink LLC, or SVB Leerink, as sales agent, pursuant to which the Company may, from time to time, issue and sell common stock with an aggregate value of up to $75.0 million in “at-the-market” offerings, or the ATM, under the Company's Registration Statement on Form S-3 (File No. 333-286122) filed with the SEC on March 26, 2025. Sales of common stock pursuant to the Sales Agreement may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or any other existing trading market for the Company's common stock. In December 2025, the Company sold 3,928,571 shares of common stock under the Sales Agreement at a price of $1.40 per share, raising aggregate gross proceeds of $5.5 million before fees and expenses of $0.1 million. As of December 31, 2025 there was $69.5 million of our common stock remaining available for sale under our ATM.
Stock Purchase Agreement
See Note 13 regarding the stock purchase agreement entered into between the Company and Matrix Capital Master Fund, LP (“Matrix”), one of our stockholders during the year ended December 31, 2025.

Share-based Compensation
Effective April 2020, the Company’s Board of Directors adopted, and the Company’s stockholders approved the 2020 Incentive Award Plan (the "2020 Plan"), which allows for grants to selected employees, consultants and non-employee members of the Board of Directors. We currently grant stock options and restricted stock units (“RSUs”), under the 2020 Plan. Awards may be made under the 2020 Plan covering up to the sum of (1) 5,600,000 shares of common stock; plus (2) any shares forfeited from the unvested restricted shares of our common stock issued upon conversion of unvested Class B common units during the corporate conversion in conjunction with our initial public offering (up to 1,250,000 shares); plus (3) an annual increase on the first day of each fiscal year beginning with the fiscal year ending December 31, 2021 and continuing to, and including, the fiscal year ending December 31, 2030, equal to the lesser of (a) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by our Board of Directors.
In July 2022, the Company’s Board of Directors approved the Zentalis Pharmaceuticals, Inc. 2022 Employment Inducement Incentive Award Plan (the “2022 Inducement Plan”), which is used exclusively for the grant of equity awards to new employees as an inducement material to the employees’ entering into employment with the Company. As of December 31, 2025, the Board of Directors reserved 8,775,000 shares of the Company’s common stock for issuance pursuant to awards granted under the 2022 Inducement Plan.
As of December 31, 2025, 10,687,087 shares were subject to outstanding awards under the 2020 Plan and 6,062,486 shares were available for future grants of share-based awards under the 2020 Plan. As of December 31, 2025, 6,931,460 shares were subject to outstanding awards under the 2022 Inducement Plan and 1,641,290 shares were available for future grants of share-based awards under the 2022 Inducement Plan.
During 2025, we did not issue any shares of common stock in connection with the exercises of stock options for cash. We did not issue any shares of common stock in connection with grants of restricted stock awards ("RSAs"). We issued 1,137,960 shares of common stock, upon vesting of RSU's.
Total share-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Year ended December 31,
	2025	2024	2023
Research and development expense	$8,996	$14,932	$24,519
General and administrative expense	11,726	52,337	30,303
Total share-based compensation expense	$20,722	$67,269	$54,822

Share-based compensation expense by type of share-based award (in thousands):

	Year ended December 31,
	2025	2024	2023
Stock options	$12,659	$49,307	$41,642
RSAs and RSUs	7,873	17,721	12,816
Employee Stock Purchase Plan	190	241	364
	$20,722	$67,269	$54,822

Total unrecognized estimated compensation cost by type of award and the weighted average requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	December 31, 2025
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (Years)
Stock options	$15,638	2.5
RSUs	$4,952	1.4
Stock Options: The following table summarizes option activity for the year ended December 31, 2025. The amounts include stock options granted to both employees and non-employees:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	13,369,301	$15.50
Granted	2,484,654	$1.64
Exercised	—	$—
Cancelled	(3,593,430)	$21.17
Outstanding at December 31, 2025	12,260,525	$11.02	7.0	$16
Vested and expected to vest at December 31, 2025	12,260,525	$11.02	7.0	$16
Exercisable at December 31, 2025	5,871,868	$17.52	5.4	$—
The weighted average grant date fair value of stock options granted during the years ended December 31, 2025, 2024 and 2023 was $0.94 per share, $4.51 per share and $15.48, respectively. The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was immaterial.
The exercise price of stock options granted is equal to the closing price of the Company's common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company estimates expected volatility based on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company uses the “simplified method” for estimating the expected term of employee options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years). The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not issued any dividends and does not expect to issue dividends over the life of the options. As a result, the Company has estimated the dividend yield to be zero. The fair value of the stock options granted during the years ended December 31, 2025, 2024 and 2023 was determined with the following assumptions:

Year ended December 31,
	2025	2024	2023
Expected volatility	55.9% - 67.2%	75.3% - 83.2%	73.5% - 80.8%
Average expected term (in years)	6.0 - 6.1	2.7 - 6.1	5.5 - 6.1
Risk-free interest rate	3.7% - 4.4%	3.7% - 4.6%	3.4% - 4.7%
Expected dividend yield	—%	—%	—%
Restricted Stock Awards: RSAs are shares of our common stock subject to forfeiture restrictions that lapse based on the awardee's continued employment or service. The shares covered by a RSA cannot be sold, pledged or otherwise disposed of until the awards vest, and any unvested shares will be forfeited following the awardee's termination of service.
There were no RSAs that vested during the year ended December 31, 2025. As of December 31, 2025, there were no RSAs outstanding.
The total grant date fair value of RSAs vested during the years ended December 31, 2024 and 2023 was $4 thousand and $0.7 million, respectively. The fair value of RSAs vested during the years ended December 31, 2024 and 2023 was $14 thousand and $2.7 million, respectively.
Restricted Stock Units: An RSU is a promise by us to issue a share of our common stock upon vesting of the unit.
The following table summarizes RSU activity for the year ended December 31, 2025. The amounts include RSUs granted to both employees and non-employees:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	2,074,114	$11.38
Granted	5,716,319	$1.63
Vested	(1,137,960)	$10.35
Forfeited	(1,294,451)	$1.74
Outstanding at December 31, 2025	5,358,022	$3.07
The estimated fair value of the RSUs was based on the closing market value of our common stock on the date of grant. The total grant date fair value of RSUs vested during the years ended December 31, 2025, 2024 and 2023 was approximately $11.8 million, $11.8 million and $9.7 million, respectively. The fair value of RSUs vested during the years ended December 31, 2025, 2024 and 2023 was approximately $2.0 million, $4.4 million and $7.7 million, respectively.

Employee Stock Purchase Plan
Effective April 2020, the Company’s Board of Directors adopted, and the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which was subsequently amended and restated effective March 15, 2021 to provide for a share reserve of 2,000,000 shares. As of December 31, 2025, 1,628,130 shares were available for issuance under the 2020 ESPP.

The weighted average assumptions used to estimate the fair value of stock purchase rights under the 2020 ESPP are as follows:

	Year ended December 31,
	2025	2024	2023
ESPP
Volatility	66.5%	83.3%	85.8%
Expected term (years)	0.5	0.5	0.5
Risk free rate	4.2%	3.8%	4.8%
Expected dividend yield	—%	—%	—%

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
Operating Leases
In September 2020, we entered into a lease of laboratory and office space in San Diego. This lease was partially terminated and amended during September 2021. This amendment reduced the rentable square feet. The lease commenced in December 2021 and continues through September 2032. The lease also included access to a temporary space of laboratory and office space in San Diego. This lease component commenced in November 2020 and continued through January 2022. The lease is subject to approximately 3.0% annual increases throughout the lease term. We also pay for various operating costs, including utilities and real property taxes. The agreement includes two options to extend the lease for a period of five years each. When we determined our lease term for our operating lease right-of-use assets and lease liabilities for these leases, we did not include the extension options for this lease.

As a result of certain triggering events associated with the lease of our facility in San Diego, we performed an interim impairment test by comparing the carrying value of the long-lived asset group to its estimated fair value, which was determined based on the income approach using a discounted cash flow model. Estimates and assumptions used in the model included projected cash flows and a discount rate. As a result, we recorded an impairment expense of $3.0 million within our operating expenses against our operating lease right-of-use asset associated with our San Diego lease during the year ended December 31, 2025.
In March 2021, we entered into a lease of office space at 1359 Broadway, Suites 1710 and 1800 in New York, New York. The lease commenced in December 2021 and continues through November 2032. The lease is subject to one increase in per annum rent of approximately 8.1% commencing on the sixth anniversary of the commencement date. We received lease incentives under the agreement, including tenant allowances and free rent periods. We also pay for various operating costs, including utilities and real property taxes. The agreement contains one option to extend the lease for a period of five years. When we determined our lease term for our operating lease right-of-use assets and lease liabilities, we did not include the extension options for the lease.
On March 6, 2023, we entered into a sublease agreement pursuant to which we sublet the office space located at 1359 Broadway, Suites 1710 and 1800 in New York, New York to a subtenant. As a result of certain triggering events, we performed an interim impairment test by comparing the carrying value of the long-lived asset group to its estimated fair value, which was determined based on the income approach using a discounted cash flow model. Estimates and assumptions used in the model included projected cash flows and a discount rate. As a result, we recorded an impairment expense of $5.0 million within our operating expenses against our operating lease right-of-use asset and fixed assets associated with this New York lease during the year ended December 31, 2023. For the years ended December 31, 2025 and 2024, we recorded lease income of $1.4 million relating to this sublease, presented as other income in the statement of operations.
In December 2023, we entered into a lease office space in New York, New York. In June 2024, we entered into an agreement to terminate this lease in exchange for consideration of $0.5 million.
Rent expense recorded by the Company under the leases was approximately $6.8 million, $6.9 million and $6.9 million for the years ended December 31, 2025, 2024 and 2023 respectively. We paid approximately $6.8 million, $6.5 million and $6.4 million of lease payments, respectively, during the years ended December 31, 2025, 2024 and 2023.
The following table presents the weighted average remaining lease term and weighted average discount rates related to our operating leases as of December 31, 2025:

Weighted average remaining lease term (in years)	6.8
Weighted average discount rate	9.0%
Approximate annual future minimum operating lease payments as of December 31, 2025 are as follows (in thousands):

Year	Amount
2026	$7,278
2027	7,451
2028	7,760
2029	7,930
2030	8,105
Thereafter	14,984
Total minimum lease payments:	53,508
Less: imputed interest	13,931
Total operating lease liabilities	39,577
Less: current portion	3,873
Lease liability, net of current portion	$35,704
11. Income Taxes

Zentalis Pharmaceuticals, Inc. is a corporation for tax purposes and is subject to income taxes which have been included in the consolidated financial statements.
The amount of net loss before income taxes and loss on equity method investment for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
U.S. net loss before income taxes	$(136,986)	$(165,490)	$(293,284)
Foreign net income (loss) before income taxes	368	(200)	378
Net loss before income taxes, including loss on equity method investment	$(136,618)	$(165,690)	$(292,906)
The following table presents the current and deferred income tax provision (benefit) for federal, state and foreign income taxes (in thousands):

	Year ended December 31,
	2025	2024	2023
Current tax provision:
Federal	$—	$—	$—
State	328	228	41
Foreign	63	12	249
Total current tax provision	391	240	290
Deferred tax provision:
Federal	—	—	(891)
State	—	—	—
Foreign	51	(63)	—
Total deferred tax provision	51	(63)	(891)
Total provision (benefit) for income taxes:	$442	$177	$(601)
The following table is a reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total provision for income taxes (in thousands):

	Year ended December 31,
	2025
U.S. Federal Statutory Tax Rate	$(28,690)	21.0%
State and Local Income Tax, net of Federal Income Tax Effect (1)	261	(0.2)%
Foreign Tax Effects	(1)	—%
Effect of Cross-Border Tax Laws	(44)	—%
Tax Credits
Research & Development Credit, Net	(3,644)	2.7%
Change in Valuation Allowance	26,369	(19.3)%
Nontaxable or Nondeductible Items
Stock Options	5,053	(3.7)%
Other Adjustments	1,138	(0.8)%
Effective Tax Rate	$442	(0.3)%
(1) State taxes in New York made up the majority (greater than 50%) of the tax effect in this category.

	Year ended December 31,
	2024		2023
Expected tax at 21%	$(34,796)	21.0%	$(61,509)	21.0%
State income tax, net of federal tax	(2,565)	1.5%	(2,384)	0.8%
Research credits	(7,393)	4.5%	(2,031)	0.7%
Share-based compensation	11,295	(6.8)%	3,008	(1.0)%
Deemed royalty	—	—%	8,263	(2.8)%
Kalyra deconsolidation and impairment	2,461	(1.5)%	—	—%
Other	320	(0.2)%	586	(0.2)%
Section 162(m) limitations	2,985	(1.8)%	5,028	(1.7)%
Effective Tax Rate Change	—	—%	(10,420)	3.6%
Change in valuation allowance	27,870	(16.8)%	58,858	(20.1)%
Provision for income taxes	$177	(0.1)%	$(601)	0.2%

The following table presents the Company's income taxes paid, net of refunds (in thousands):

Year ended December 31,
2025
Federal	$—
States
California	11
New York	72
Other U.S. States	2
Foreign	—
Total Income Taxes Paid	$85

Deferred income taxes as of each of the following periods reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our net deferred tax asset or liability are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets
Net operating loss	$145,810	$98,506
Compensation	1,903	2,411
Share-based compensation	9,068	11,375
ASC 842 lease liability	9,720	10,474
Intangibles	9,445	10,079
Capitalized research and experimental expenditures	72,117	85,872
Research credits	41,552	36,849
Other	28	422
Total gross deferred tax assets	289,643	255,988
Valuation allowance	(281,978)	(247,025)
Net deferred tax assets	7,665	8,963
Deferred tax liabilities
Depreciable assets	(487)	(874)
ASC 842 right of use asset	(6,452)	(7,988)
Other	(675)	—
Deferred tax liabilities	(7,614)	(8,862)
Net deferred tax assets	$51	$101
Realization of a portion of the Company's deferred tax assets is dependent upon the Company generating sufficient taxable income in future years to obtain benefit from the reversal of temporary differences. Management considered all available evidence under existing tax law and anticipated expiration of tax statutes and determined that a valuation allowance of $282.0 million and $247.0 million was required as of December 31, 2025 and 2024, for those deferred tax assets that are not expected to provide future tax benefits. The increase in valuation allowance of $35.0 million was primarily related to net operating loss during the period ended December 31, 2025 offset in part by a decrease in capitalized research and experimental expenditures due to the deduction of current year domestic incurred costs.
At December 31, 2025, we have gross federal and state net operating loss ("NOL") carryforwards of approximately $591.3 million and $336.0 million, respectively. The federal NOL carryforwards generated prior to January 1, 2018 begin to expire in 2035. The federal NOL generated after 2017 of $577.1 million can be carried forward indefinitely and be available to offset up to 80% of future taxable income each year. The state NOL carryforwards begin to expire in 2035.
At December 31, 2025, we have federal research and orphan drug tax credit carryforwards and state research tax credit carryforwards, net of reserves, of approximately $34.0 million and $10.0 million, respectively. The federal credit carryovers begin to expire in 2034, and the state credit carryforwards do not expire and generally can be carried forward indefinitely until utilized, except for $0.4 million which expire in 2032.
Pursuant to Internal Revenue Code ("Code") Sections 382 and 383, annual use of the Company’s federal and California net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has completed a Code Section 382 analysis through June 30, 2023 regarding the limitation of NOL carryforwards and other tax attributes. The Company experienced ownership changes in 2015, 2019 and 2022. Additionally, several of the subsidiaries experienced an ownership change in 2020 based on the Section 382 rules for the time period prior to when the Company was a consolidated group for tax purposes. The Company’s attributes are subject to annual limitations, and the Company estimates that all tax attributes can be utilized prior to expiration. There is a risk that additional ownership changes may occur in the future. If a future change in ownership occurs, the NOL carryforwards and other tax attributes could be limited or restricted. Additionally, the Company’s NOLs prior to the tax consolidation are also subject to the separate return loss year (“SRLY”) rules. The SRLY rules may limit one member from offsetting taxable income with losses generated from another member prior to joining the consolidated group.

Uncertain Tax Positions
In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.
The following table reconciles the beginning and ending amount of unrecognized tax benefits for the fiscal years ended December 31, 2025, 2024 and 2023 (in thousands):

	December 31,
	2025	2024	2023
Gross unrecognized tax benefits at the beginning of the year	$14,810	$4,214	$4,297
Increase related to current year tax positions	827	1,151	857
Increase related to prior year tax positions	392	9,445	—
Decrease related to prior year tax positions	—	—	(940)
Gross unrecognized tax benefits at end of the year	$16,029	$14,810	$4,214
Included in the balance of unrecognized tax benefits at December 31, 2025 is $15.3 million that, if recognized, would not impact the Company's income tax benefit or effective tax rate as long as our deferred tax asset remains subject to a valuation allowance.
The Company recognizes interest and penalties related to unrecognized tax positions within the income tax expense line in the accompanying consolidated statements of operations. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2025 or December 31, 2024.
The Company files federal and state income tax returns in the United States as well as income tax returns in Australia. Due to the Company's unutilized NOLs and credits, all years remain subject to income tax examination by authorities. The Company is not currently under examination by federal, state or foreign jurisdictions.

12. Net Loss Per Common Share
Basic and diluted net loss per common share were calculated as follows (in thousands except per share amounts):

	Year ended December 31,
	2025	2024	2023
Numerator:
Net loss attributable to Zentalis	$(137,060)	$(165,839)	$(292,191)
Denominator:
Weighted average number of common shares outstanding, basic and diluted	71,869	71,080	65,409
Net loss per common share	$(1.91)	$(2.33)	$(4.47)
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

The following common stock equivalents have been excluded from the calculations of diluted net loss per common share because their inclusion would be antidilutive (in thousands):

	Year ended December 31,
	2025	2024	2023
Outstanding stock options	12,261	13,369	10,017
Unvested RSAs	—	—	1
Unvested RSUs	5,358	2,074	1,219
	17,619	15,443	11,237

13. Related Party Transaction

On December 15, 2025, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Matrix. Pursuant to the Agreement, the Company agreed to repurchase 7,500,000 shares of the Company’s common stock from Matrix at a price of $1.33 per share, representing a discount from the Company’s closing share price of $1.40 on December 12, 2025 (the “Repurchase”). The Repurchase closed on December 15, 2025. As a result of the purchase of our common shares, we reduced our common stock for the par value of the shares purchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital.

14. Employee Savings Plan
We have an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate provided that they meet the requirements of the plan. The Company began making matching contributions under the plan during 2021. The Company has recorded as expense $1.4 million, $1.7 million and $1.5 million in matching contributions for the years ended December 31, 2025, 2024 and 2023 respectively.
15. Restructuring
On January 28, 2025, the Company announced a corporate restructuring, (the “Restructuring”) to support execution of late-stage development for azenosertib and extend its cash runway beyond a potentially registration-enabling azenosertib data readout from the Company's DENALI Part 2 study. The Restructuring reduced the Company's work force by approximately 40%. The Company has completed all of the activities included in the restructuring plan and all of the costs associated with the restructuring were incurred during the quarter ended March 31, 2025.
In connection with the Restructuring, the Company recorded restructuring charges of $7.8 million which are reported as a separate line item in the accompanying consolidated statement of operations for the year ended December 31, 2025. The following table summarizes the components of the restructuring charges (in thousands):

	Year Ended December 31, 2025
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

The following table sets forth activity in the restructuring liability (in thousands):

	Employee separation costs	Other restructuring charges	Total
Balance at December 31, 2024	$—	$—	$—
Accruals	6,947	43	6,990
Payments	(6,947)	(43)	(6,990)
Balance at December 31, 2025	$—	$—	$—

The Company records restructuring activities in accordance with ASC 420, Exit or Disposal Cost Obligations.