Form 10-Q
period 2026-03-31
Zentalis Pharmaceuticals, Inc.
filed 2026-05-12
CIK 1725160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 8, 2026, the registrant had 71,186,348 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “believe,” “estimate,” “predict,” “potential,” “design,” “support,” “advance,” “strive,” "opportunity," "upcoming," or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

◦our competitive position, including information relating to our competitors and their products and product candidates in our industry;
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
◦the global macroeconomic environment and increased inflation levels;
◦our plans for, including the timing and focus of, our ongoing and future clinical trials of azenosertib, including the reporting of data from those studies and trials and the timing thereof, including DENALI Part 2, our ASPENOVA Phase 3 confirmatory trial of monotherapy azenosertib in Cyclin E1-positive platinum-resistant ovarian cancer ("PROC") patients, and our MUIR Phase 1b study evaluating azenosertib in combination with chemotherapy regimens;
◦the design of our clinical trials, including our estimates of the number of patients that we will enroll in our clinical trials;
◦the potential benefits of the measures in our trials for enhanced patient monitoring, guidance and supportive care;
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
◦our plans and ability to raise additional capital, including under our at-the-market offering program, and the terms and timing thereof;
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

◦our ability to obtain, and negotiate favorable terms of any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize azenosertib;
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
◦our regulatory strategy, including the potential for DENALI Part 2, if successful, to support an accelerated approval for azenosertib and the potential for ASPENOVA to support full approval for azenosertib;
◦existing laws, regulations and regulatory developments in the United States, the European Union, or the EU, and other jurisdictions;
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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts and par value)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$31,930	$35,995
Marketable debt securities, available-for-sale	179,828	209,898
Prepaid expenses and other current assets	6,338	7,298
Total current assets	218,096	253,191
Property and equipment, net	2,653	2,770
Operating lease right-of-use assets	25,595	26,271
Prepaid expenses and other assets	4,095	4,108
Restricted cash	2,627	2,627
Total assets	$253,066	$288,967
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,378	$7,208
Accrued expenses	27,858	29,351
Total current liabilities	35,236	36,559
Long-term lease liability	34,650	35,704
Other long-term liabilities	500	500
Total liabilities	70,386	72,763
Commitments and contingencies (see Note 10)
EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 71,156,113 and 69,085,980 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	71	69
Additional paid-in capital	1,409,466	1,407,394
Accumulated other comprehensive (loss) income	(50)	196
Accumulated deficit	(1,226,807)	(1,191,455)
Total stockholders’ equity	182,680	216,204
Total liabilities and stockholders’ equity	$253,066	$288,967

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Operating Expenses
Research and development	$28,716	$27,247
General and administrative	9,139	10,580
Restructuring	—	7,796
Total operating expenses	37,855	45,623
Loss from operations	(37,855)	(45,623)
Other Income (Expense)
Investment and other income (expense), net	2,623	(2,656)
Net loss before income taxes	(35,232)	(48,279)
Income tax expense	120	—
Net loss	$(35,352)	$(48,279)
Net loss per common share outstanding, basic and diluted	$(0.50)	$(0.67)
Common shares used in computing net loss per share, basic and diluted	70,264	71,678

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(35,352)	$(48,279)
Other comprehensive loss:
Unrealized loss on marketable debt securities	(246)	(200)
Total comprehensive loss	$(35,598)	$(48,479)

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Operating Activities:
Net loss	$(35,352)	$(48,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	151	262
Fixed asset impairment	—	1,152
Share-based compensation	3,197	6,486
Non-cash recognized loss on mark-to-market of equity securities	—	7,023
Accretion of discounts on marketable securities, net	(224)	(1,034)
Changes in operating assets and liabilities:
Contracts receivable	—	5,000
Prepaid expenses and other assets	973	663
Accounts payable and accrued liabilities	(1,451)	(4,023)
Operating lease right-of-use assets and liabilities, net	(250)	114
Net cash used in operating activities	(32,956)	(32,636)
Investing Activities:
Purchases of marketable securities	(29,952)	(19,530)
Proceeds from maturities of marketable securities	60,000	60,000
Proceeds from sale of property and equipment	—	5
Purchases of property and equipment	(34)	—
Net cash provided by investing activities	30,014	40,475
Financing Activities:
Proceeds from issuance of common stock under equity incentive plans	331	189
Net-settlement of restricted stock unit vesting	(1,454)	—
Net cash (used in) provided by financing activities	(1,123)	189
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,065)	8,028
Cash, cash equivalents and restricted cash at beginning of period	38,622	36,528
Cash, cash equivalents and restricted cash at end of period	$34,557	$44,556

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows for the periods presented:

	March 31,
	2026	2025
Cash and cash equivalents	$31,930	$41,929
Restricted cash	2,627	2,627
Total cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows	$34,557	$44,556

See notes to condensed consolidated financial statements .

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Three Months Ended March 31, 2026

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2025	69,086	$69	$1,407,394	$196	$(1,191,455)	$216,204
Share-based compensation expense	—	—	3,197	—	—	3,197
Other comprehensive loss	—	—	—	(246)	—	(246)
Issuance of common stock in connection with restricted stock unit vesting, net	1,824	2	(1,456)	—	—	(1,454)
Issuance of common stock upon exercise of options, net	21	—	36	—	—	36
Shares issued under employee stock purchase plan	225	—	295	—	—	295
Net loss	—	—	—	—	(35,352)	(35,352)
Balance at March 31, 2026	71,156	$71	$1,409,466	$(50)	$(1,226,807)	$182,680

	Three Months Ended March 31, 2025

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2024	71,282	$71	$1,390,952	$558	$(1,054,395)	$337,186
Share-based compensation expense	—	—	6,486	—	—	6,486
Other comprehensive loss	—	—	—	(200)	—	(200)
Issuance and withholding of common stock in connection with restricted stock unit vesting, net	530	1	(1)	—	—	—
Shares issued under employee stock purchase plan	139	—	189	—	—	189
Net loss	—	—	—	—	(48,279)	(48,279)
Balance at March 31, 2025	71,951	$72	$1,397,626	$358	$(1,102,674)	$295,382

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
Liquidity
The Company has incurred significant net losses since inception and expects to continue to incur significant net losses for the foreseeable future as it pursues development of azenosertib. As of March 31, 2026, the Company had an accumulated deficit of $1.2 billion and cash, cash equivalents and marketable securities of $211.8 million, The Company does not have any products approved for commercial sale, has not generated any revenues from product sales and will not generate revenue from product sales unless and until it successfully completes clinical development, obtains regulatory approval for, and commercializes one or more of its product candidates.
Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statements issuance date. The Company determined that there are no conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that the interim unaudited condensed consolidated financial statements for the quarter ended March 31, 2026 are issued. Beyond that date, the Company may need to raise additional capital through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements to achieve its longer-term business objectives.
2. Interim Unaudited Financial Statements
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to a Quarterly Report on Form 10-Q. The year-end condensed consolidated balance sheet data were derived from the Company’s audited financial statements but do not include all disclosures required by U.S. GAAP. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026. The unaudited financial information for the interim periods presented herein reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operation for the periods presented, with such adjustments consisting only of normal recurring adjustments.
The accompanying interim unaudited condensed consolidated financial statements include our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that management believes to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from management’s estimates
3. Restructuring
On January 28, 2025, the Company announced a corporate restructuring, (the “Restructuring”) that reduced its work force by approximately 40%. In connection with the Restructuring, the Company recorded restructuring charges of $7.8 million primarily consisting of employee separation costs which are reported as a separate line item in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2025. The Company has completed all of the activities included in the restructuring plan as of December 31, 2025 and all of the costs associated with the restructuring were incurred during the quarter ended March 31, 2025.
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
The following table presents information about reported significant segment expenses and net loss (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development (1):
Azenosertib external development costs	$16,540	$9,606
Unallocated research and development expenses and discontinued programs	12,176	17,641
Total research and development	28,716	27,247
General and administrative	9,139	10,580
Other (2)	2,503	(10,452)
Net loss	$(35,352)	$(48,279)
Adjustments for cash used in operations:
Non-cash expenses	3,124	13,889
Changes in working capital	(728)	1,754
Cash used in operations:	$(32,956)	$(32,636)

(1) The Company tracks external development costs by product candidate or development program, but does not allocate personnel costs, general license payments made under our licensing arrangements or other internal costs to specific development programs or product candidates. These costs are included in unallocated research and development expenses and discontinued programs.
(2) Other consists of investment and other income (expense), net, restructuring charges and income tax expense.

5. Fair Value Measurement
Available-for-sale marketable debt securities consisted of the following (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$139,950	$30	$(66)	$139,914
US treasury securities	39,928	7	(21)	39,914
	$179,878	$37	$(87)	$179,828

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$159,767	$167	$(11)	$159,923
US treasury securities	49,935	40	—	49,975
	$209,702	$207	$(11)	$209,898

As of March 31, 2026, eleven of our available-for-sale debt securities with a fair market value of $100.0 million were in a gross unrealized loss position of $87 thousand. Eleven have been in a gross unrealized loss position of $87 thousand for less than one year and none have been in a gross unrealized loss position of more than one year. When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of March 31, 2026, because we do not intend to sell these securities, and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	March 31, 2026	December 31, 2025
	Estimated Fair Value
Within one year	$179,828	$209,898
After one but within five years	—	—
	$179,828	$209,898

Equity investment gains comprised the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Change in unrealized investment gains during the year on securities held at the end of the period	$—	$(7,023)
Investment gains during the period on securities sold	—	—
Net gains recognized on equity securities	$—	$(7,023)

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
The Company had $0.5 million in contingent consideration liabilities as of March 31, 2026 and December 31, 2025 related to the agreement to terminate its Collaboration and License Agreements with Zentera. The contingent consideration balance is limited to one potential milestone payment measured at fair value. The fair value of the contingent consideration is estimated based on the monetary value of the milestone discounted for the probability of achieving the milestone and a present value factor based on the timing of when the milestone is expected to be achieved. The value for the contingent consideration balance is based on significant inputs not observable in the market which represents Level 3 measurement within the fair value hierarchy.

The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets:
Cash equivalents:
Money market funds	$10,330	$—	$—	$10,330
Total cash equivalents:	10,330	—	—	10,330

Available-for-sale marketable securities:
Corporate debt securities	—	139,914	—	139,914
US treasury securities	39,914	—	—	39,914
Total available-for-sale marketable securities:	39,914	139,914	—	179,828

Total assets measured at fair value	$50,244	$139,914	$—	$190,158
Financial liabilities:
Contingent consideration	—	—	500	500
Total financial liabilities	$—	$—	$500	$500

	December 31, 2025
	Level 1	Level 2	Level 3	Total estimated fair value
Cash equivalents:
Money market funds	$18,637	$—	$—	$18,637
Total cash equivalents:	18,637	—	—	18,637

Available-for-sale marketable securities:
Corporate debt securities	—	159,923	—	159,923
US treasury securities	49,975	—	—	49,975
Total available-for-sale marketable securities:	49,975	159,923	—	209,898

Total assets measured at fair value	$68,612	$159,923	$—	$228,535
Financial liabilities:
Contingent consideration	—	—	500	500
Total financial liabilities	$—	$—	$500	$500

The following significant unobservable inputs were used in the valuation of the contingent consideration payable to Zentera as variable consideration for a change in control milestone payment of either zero or $15.0 million pursuant to the termination of our Collaboration and License Agreement at March 31, 2026 and December 31, 2025:

Contingent Consideration Liability	Fair Value as of March 31, 2026	Valuation Technique	Unobservable Input	Range
	(in thousands)
Milestone payment	$500	Discounted cash flow	Likelihood of occurrence	1.0% - 2.4%
			Discount rate	40%
			Expected term	Perpetuity
The following table reflects the activity for the Company’s contingent consideration, measured at fair value using Level 3 inputs (in thousands):

Contingent consideration at December 31, 2025	$500
Changes in the fair value of contingent consideration	—
Contingent consideration at March 31, 2026	$500
There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2026. The Company had one instrument that was classified within Level 3 as of March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, no material fair value adjustments were required for non-financial assets and liabilities.
6. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Prepaid insurance	$—	$300
Prepaid software licenses and maintenance	494	394
Foreign R&D credit refund	215	142
Prepaid research and development expenses	5,921	6,682
Interest receivable	2,101	1,928
Deferred tax asset	51	51
Sublease assets	464	496
Other prepaid expenses	1,187	1,413
Total prepaid expenses and other assets	10,433	11,406
Less long-term portion	4,095	4,108
Total prepaid expenses and other assets, current	$6,338	$7,298

7. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Leasehold improvements	$4,168	$4,168
Office equipment and furniture	1,277	1,277
Computer equipment	121	99
Subtotal	5,566	5,544
Accumulated depreciation and amortization	(2,913)	(2,774)
Property and equipment, net	$2,653	$2,770
Depreciation and amortization expense for the three months ended March 31, 2026 and 2025 was $151 thousand and $262 thousand, respectively.
8. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued research and development expenses	$17,522	$14,699
Accrued employee expenses	4,721	9,777
Accrued general and administrative expenses	531	466
Lease liability	4,001	3,873
Contingent consideration	500	500
Income taxes payable	317	194
Accrued legal expenses	766	342
Total accrued expenses	28,358	29,851
Less long-term portion	500	500
Total accrued expenses, current	$27,858	$29,351

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

As of March 31, 2026, 11,648,018 shares were subject to outstanding awards under the 2020 Plan and 6,717,068 shares were available for future grants of share-based awards under the 2020 Plan.
In July 2022, the Company’s Board of Directors approved the Zentalis Pharmaceuticals, Inc. 2022 Employment Inducement Incentive Award Plan (the “2022 Inducement Plan”), which is used exclusively for the grant of equity awards to new employees as an inducement material to the employees’ entering into employment with the Company. As of March 31, 2026, the Board of Directors has reserved 8,775,000 shares of the Company’s common stock for issuance pursuant to awards granted under the 2022 Inducement Plan.
As of March 31, 2026, 6,784,792 shares were subject to outstanding awards under the 2022 Inducement Plan and 1,781,708 shares were available for future grants of share-based awards under the 2022 Inducement Plan.
Total share-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development expense	$1,554	$3,381
General and administrative expense	1,643	3,105
Total share-based compensation expense	$3,197	$6,486
Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended March 31,
	2026	2025
Stock Options	$2,141	$4,745
Employee Stock Purchase Plan	56	62
RSUs	1,000	1,679
	$3,197	$6,486

Stock Options and Restricted Stock Units
The exercise price of stock options granted is equal to the closing price of the Company’s common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company estimates expected volatility based on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company uses the “simplified method” for estimating the expected term of employee options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years). The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not issued any dividends and does not expect to issue dividends over the life of the options. As a result, the Company has estimated the dividend yield to be zero. The fair value of the stock options granted during the three months ended March 31, 2026 and March 31, 2025 was determined with the following assumptions:

	March 31, 2026	March 31, 2025
Expected volatility	66.8%	55.9% - 66.8%
Average expected term (in years)	6.0	5.9 - 6.1
Risk-free interest rate	3.8%	4.0% - 4.4%
Expected dividend yield	—%	—%
Employee Stock Purchase Plan
Effective April 2020, the Company’s Board of Directors adopted, and the Company’s stockholders approved the Zentalis Pharmaceuticals, Inc. 2020 Employee Stock Purchase Plan (the “ESPP”), which was subsequently amended and restated effective March 15, 2021. The maximum aggregate number of shares of the Company’s common stock available for issuance under the ESPP at March 31, 2026 was 1,403,033. Under the terms of the ESPP, the Company’s employees may elect to have up to 20% of their compensation, up to a maximum of $21,250 per calendar year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lower of the fair market value per share (at closing) of the Company’s common stock on (i) the first trading day of a six-month offering period, or (ii) the applicable purchase date, defined as the last trading day of the six-month offering period. The weighted average assumptions used to estimate the fair value of stock purchase rights under the ESPP during the period ended are as follows:

Ended March 31, 2026
ESPP
Volatility	63.1%
Expected term (years)	0.5
Risk free rate	3.8%
Expected dividend yield	—

Compensation Expense Summary
Total unrecognized estimated compensation cost by type of award and the weighted average requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	March 31, 2026
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$19,220	2.78
RSUs	$3,823	1.16

During the three months ended March 31, 2026, we issued 21 thousand shares of common stock in connection with the exercises of stock options. Outstanding stock options and unvested RSUs totaling approximately 15.5 million shares and 2.9 million shares of our common stock, respectively, were outstanding as of March 31, 2026.

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

Leases
Our commitments include payments related to operating leases. Approximate annual future minimum operating lease payments as of March 31, 2026 are as follows (in thousands):

Year	Operating Leases
2026 (remaining)	$5,468
2027	7,451
2028	7,760
2029	7,930
2030	8,105
Thereafter	14,984
Total minimum lease payments:	51,698
Less: imputed interest	13,047
Total operating lease liabilities	38,651
Less: current portion	(4,001)
Lease liability, net of current portion	$34,650
The weighted-average remaining lease term of our operating leases is approximately 6.5 years.
On March 6, 2023, we entered into a sublease agreement pursuant to which we sublet the office space located at 1359 Broadway, Suites 1710 and 1800 in New York, New York to a subtenant. For the three months ended March 31, 2026, we recorded lease income of $0.4 million relating to our New York sublease.

11. Net Loss Per Common Share
Basic and diluted net loss per common share were calculated as follows (in thousands except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(35,352)	$(48,279)
Denominator:
Weighted average number of common shares outstanding basic and diluted	70,264	71,678
Net loss per common share	$(0.50)	$(0.67)
Our potential and dilutive securities, which include outstanding stock options and unvested RSUs have been excluded from the computation of diluted net loss per common share as the effect would be anti-dilutive.
The following common stock equivalents have been excluded from the calculations of diluted net loss per common share because their inclusion would be antidilutive (in thousands).

	March 31,
	2026	2025
Outstanding stock options	15,483	11,214
Unvested RSUs	2,949	1,953
	18,432	13,167

12. Subsequent Events
In May 2026, we announced that the first patient had been dosed in the Phase 3 ASPENOVA trial. As a result of the commencement of our Phase 3 clinical trial, the Company incurred a $7.0 million milestone payment to Recurium IP Holdings, LLC (“Recurium IP”) subsequent to the quarter ended March 31, 2026. This payment was made pursuant to a license agreement (“the Recurium Agreement”) entered into between the Company’s wholly owned subsidiary, Zeno Management, Inc. (“ZMI”), and Recurium IP, as amended in June 2023.

The intellectual property rights exclusively licensed by ZMI under the Recurium Agreement include certain intellectual property covering azenosertib. Under the Recurium Agreement, ZMI has the right to sublicense its rights, subject to certain conditions. ZMI is required to use commercially reasonable efforts to develop and commercialize at least one product that comprises or contains a compound modulating one of ten specific biological targets and to execute certain development activities.

Under the terms of the Recurium Agreement, ZMI is obligated to make development and regulatory milestone payments, pay royalties on net sales, and make certain sublicensing payments with respect to products that comprise or contain a compound modulating one of ten specific biological targets, including azenosertib. ZMI is obligated to make development and regulatory milestone payments for each such licensed product of up to $44.5 million, which covers the first two indications for which such licensed product receives regulatory approval and includes the $7.0 million milestone payment payable upon commencement of our Phase 3 ASPENOVA clinical trial mentioned above. In the event that a licensed product receives regulatory approval in any additional indications beyond the first two, ZMI would be obligated to pay an additional one-time milestone payment for each such approval. In addition, ZMI is obligated to make milestone payments of up to $150,000 for certain licensed products used in animals. ZMI is also obligated to pay royalties on sales of such licensed products at a mid- to high-single digit percentage. In addition, if ZMI chooses to sublicense or assign to any third parties its rights under certain patents exclusively in-licensed under the Recurium Agreement, ZMI must pay to Recurium IP 20% of certain sublicensing income received in connection with such transaction.

The Recurium Agreement will expire on the later of December 21, 2032 and, on a country-by-country basis, on the date of expiration of the last-to-expire royalty term for all licensed products in such country, unless earlier terminated by either party for cause or a bankruptcy event.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of financial condition and operating results together with our interim unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements based upon current plans, expectations and beliefs involving significant risks and uncertainties. As a result of many important factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.
Overview

We are a clinical-stage biopharmaceutical company developing azenosertib (ZN-c3), an investigational, potentially first-in-class and best-in-class WEE1 inhibitor, for patients with ovarian cancer and other tumor types. In clinical trials, azenosertib has been well tolerated and has demonstrated anti-tumor activity as a single agent across multiple tumor types. We are currently focused on advancing the clinical development of azenosertib in Cyclin E1-positive platinum-resistant ovarian cancer, or PROC. We believe that our DENALI (ZN-c3-005) Part 2 clinical trial of azenosertib in patients with Cyclin E1-positive PROC, if successful, has the potential to support an accelerated approval, subject to U.S. Food and Drug Administration, or FDA, review. Our Phase 3 ASPENOVA clinical trial is designed as a confirmatory trial to support conversion to potential full approval, subject to data outcomes. We also believe that azenosertib has broad franchise potential beyond Cyclin E1-positive PROC. We exclusively in-license or solely own worldwide development and commercialization rights to azenosertib.

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

Cyclin E1 Expression as a Sensitive and Specific Predictive Biomarker in PROC

Cells with Cyclin E1 activation are exquisitely sensitive to WEE1 inhibition via azenosertib because Cyclin E1 activation further accelerates cancer cells into the DNA replication phase without adequate DNA repair. As a result, we have used retrospective analyses to establish Cyclin E1 as a sensitive and specific predictive biomarker that can be used to identify patients who might benefit from azenosertib. Based on published retrospective analyses, Cyclin E1 alteration is a biomarker of poor prognosis and low benefit from standard-of-care single-agent chemotherapy in PROC patients. Additionally, real-world data from two independent cohorts (Tempus Lens Ovarian cancer dataset and our historical clinical studies) presented at the 2026 American Association for Cancer Research, or AACR, annual meeting, consistently demonstrated that Cyclin E1-positive ovarian cancer patients experience worse clinical outcomes.

We are working with a diagnostic partner to validate a companion diagnostic test that will identify patients with PROC that overexpress the Cyclin E1 protein using our proprietary immunohistochemistry, or IHC, cutoff. A prototype of this test is being used in DENALI Part 2 and our Phase 3 ASPENOVA clinical trial.

Market Opportunity

In 2022, the global ovarian cancer market was approximately $3 billion, with significant growth expected over the next several years. PROC is a subset of the ovarian cancer market. Based on our retrospective, historical analysis utilizing our IHC cutoff, we estimate that approximately 50% of PROC patients overexpress Cyclin E1 protein, which accounts for approximately 21,500 patients on an annual basis in the United States, EU4 (France, Germany, Italy, Spain) and the United Kingdom, based on 2024 estimates. As a result, we believe there is a significant opportunity for azenosertib in Cyclin E1-positive PROC patients. Moreover, the successful launch of mirvetuximab in PROC patients with high folate receptor alpha, or FRα-high, expression underscores the demand for biomarker-directed therapies for PROC patients. The limited overlap between FRα-high PROC patients and those that have Cyclin E1 overexpression is estimated to be less than 20% of all PROC patients, which highlights the significant unmet need in patients with Cyclin E1-positive PROC.

We believe there is additional market opportunity for azenosertib in earlier lines of treatment for ovarian cancer, and across other solid tumor types.

Clinical Development Program

The following ongoing and planned studies constitute the current clinical development program for azenosertib:

•Monotherapy – Phase 2 Clinical Trial in PROC (DENALI - ZN-c3-005)

◦DENALI Part 1b is a single-arm study that evaluated azenosertib monotherapy at 400 mg QD 5:2 (single daily dose on an intermittent schedule of five days on and two days off), in 102 patients with PROC. Tissue collection for biomarker assessment was mandated in the study and upon a retrospective analysis, approximately 50% of the patients were Cyclin E1-positive per our IHC cutoff. In 2025, we announced clinical data from this study.

◦DENALI Part 2 is prospectively enrolling PROC patients with Cyclin E1 protein overexpression based on our proprietary IHC cutoff. Part 2 consists of three cohorts across a seamless design that may support accelerated approval in patients with Cyclin E1-positive PROC, pending positive study outcomes and further discussions with the FDA. The study design consists of the following parts:

▪Part 2a: Dose confirmation in patients with 1-3 prior lines of therapy, or up to 4 prior lines allowed in prior mirvetuximab treatment in patients with high FRα. Two doses were evaluated, 300mg QD 5:2 and 400mg QD 5:2, with approximately 30 patients enrolled per dose group. In April 2026, we announced that 400mg QD 5:2 was selected as the pivotal monotherapy dose and that recruitment at the 300mg QD 5:2 dose level has been discontinued. All patients enrolled in Part 2a will contribute to the overall safety database submitted to the FDA.

▪Part 2b: Enrollment expansion in the same patient population as Part 2a at the selected 400mg QD 5:2 dose up to approximately 100 patients, including patients at that dose in Part 2a. This cohort is currently enrolling.

▪Part 2c: Broadening study population, which is expected to include approximately 40 patients previously treated with a taxane-containing regimen for PROC, with 1-4 prior lines of therapy allowed, including prior mirvetuximab in patients with high FRα. This cohort is currently enrolling.

We expect to complete enrollment in all cohorts of DENALI Part 2 and provide a topline readout of the trial by year-end 2026. The FDA has granted Fast Track Designation to azenosertib for the treatment of patients with Cyclin E1-positive PROC.

•Monotherapy – Phase 3 Clinical Trial in Cyclin E1-positive PROC (ASPENOVA – ZN-c3-020) ASPENOVA is a Phase 3 randomized, confirmatory clinical trial designed to support full approval of azenosertib in patients with Cyclin E1-positive PROC. The trial is expected to enroll approximately 420 patients and compare azenosertib monotherapy at 400mg QD 5:2 to the investigator's choice of standard-of-care single-agent chemotherapy (paclitaxel, pegylated liposomal doxorubicin, gemcitabine, or topotecan). The trial design was based on feedback from the U.S. FDA regarding requirements for seeking approval under the accelerated approval pathway and requirements to support potential conversion to full approval, subject to data outcomes. In May 2026, we announced that the first patient had been dosed in the ASPENOVA trial.

•Combination – Phase 1b Clinical Trial of Azenosertib and Chemotherapy or Bevacizumab in Ovarian Cancer (MUIR - ZN-c3-002) MUIR is a multi-part, open-label Phase 1b clinical trial evaluating the safety, efficacy and preliminary clinical activity of azenosertib in combination in patients with ovarian cancer. The study design consists of the following parts:

◦Part 1: Enrolled patients with PROC treated with azenosertib in combination with one of four chemotherapy regimens: carboplatin, gemcitabine, pegylated liposomal doxorubicin, or paclitaxel. Primary objectives were safety and tolerability, with key secondary objectives including clinical activity assessed by objective response rate, duration of response, and progression-free survival per RECIST v1.1. In April 2026, we announced that data from MUIR Part 1 focusing on azenosertib in combination with paclitaxel in PROC have been accepted for presentation at the 2026 American Society for Clinical Oncology (ASCO) Annual Meeting in June 2026.

◦Part 2: Evaluating azenosertib in combination with bevacizumab as a maintenance regimen (in the first line, or 1L, or second line, or 2L, of treatment) in patients with advanced ovarian, peritoneal, or fallopian tube cancer following platinum-based chemotherapy. The dose escalation portion will determine the recommended dose for azenosertib orally once daily 5 days on, 2 days off in 21-day cycles in combination with bevacizumab 15mg/kg intravenously on Day 1 of each 21-day cycle. The dose expansion portion will evaluate azenosertib at the recommended dose determined from the dose escalation portion in combination with bevacizumab. The dose expansion portion is expected to enroll approximately 40 patients with platinum-sensitive ovarian cancer in 2L who progressed while on a PARP inhibitor for 1L maintenance. The primary objective is safety and tolerability; secondary objectives include preliminary clinical activity of the combination as assessed by progression-free survival for the dose expansion portion. The dose expansion portion is currently open for enrollment.

Recent Data and Presentations

In April 2026 at the AACR Annual Meeting, we presented a poster with preclinical data showing encouraging activity and tolerability of azenosertib combinations in treatment-naïve and ADC-resistant triple-negative breast cancer, or TNBC, supporting the potential for pipeline expansion beyond ovarian cancer. At this meeting, we also presented a poster with real-world data demonstrating that Cyclin E1-positive ovarian cancer patients have significantly worse outcomes, independent of CCNE1 gene amplification status, reinforcing the potential for azenosertib to address the unmet need for these patients.

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

Since inception, we have incurred significant operating losses. Our net losses were $137.1 million for the year ended December 31, 2025. We had net losses of $35.4 million and $48.3 million for the three months ended March 31, 2026 and March 31, 2025, respectively. We had an accumulated deficit of $1.2 billion as of March 31, 2026. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We had cash, cash equivalents and marketable securities of $211.8 million as of March 31, 2026. We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements into late 2027. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
License Agreements and Strategic Collaborations
Recurium IP Holdings, LLC License Agreement
In December 2014, our wholly owned subsidiary, Zeno Pharmaceuticals, Inc., entered into the Recurium Agreement, with Recurium IP Holdings, LLC, or Recurium IP, which was subsequently amended, under which Zeno Pharmaceuticals, Inc. was granted an exclusive worldwide license to certain intellectual property rights owned or controlled by Recurium IP to develop and commercialize pharmaceutical products for the treatment or prevention of disease, other than for providing pain relief. Following a corporate restructuring, our wholly owned subsidiary, ZMI, became the Zentalis contracting party to the Recurium Agreement. The intellectual property rights exclusively licensed by ZMI under the Recurium Agreement include certain intellectual property covering azenosertib. ZMI has the right to sublicense its rights under the Recurium Agreement, subject to certain conditions. ZMI is required to use commercially reasonable efforts to develop and commercialize at least one product that comprises or contains a compound modulating one of ten specific biological targets and to execute certain development activities.

Under the terms of the Recurium Agreement, ZMI is obligated to make development and regulatory milestone payments, pay royalties on net sales, and make certain sublicensing payments with respect to products that comprise or contain a compound modulating one of ten specific biological targets, including azenosertib. ZMI is obligated to make development and regulatory milestone payments for each such licensed product of up to $44.5 million, which covers the first two indications for which such licensed product receives regulatory approval and includes a $7.0 million milestone payment payable as a result of the commencement of our Phase 3 ASPENOVA clinical trial. In the event that a licensed product receives regulatory approval in any additional indications beyond the first two, ZMI would be obligated to pay an additional one-time milestone payment for each such approval. In addition, ZMI is obligated to make milestone payments of up to $150,000 for certain licensed products used in animals. ZMI is also obligated to pay royalties on sales of such licensed products at a mid- to high-single digit percentage. In addition, if ZMI chooses to sublicense or assign to any third parties its rights under certain patents exclusively in-licensed under the Recurium Agreement, ZMI must pay to Recurium IP 20% of certain sublicensing income received in connection with such transaction.

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
The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended March 31,
	2026	2025
Azenosertib	$16,540	$9,606
Unallocated research and development expenses and discontinued programs	12,176	17,641
Total research and development expenses	$28,716	$27,247

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
•the efficacy and safety profile of the product candidate;
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

Results of Operations
Comparison of Three Months Ended March 31, 2026 to Three Months Ended March 31, 2025
The following table summarizes our results of operations for the periods indicated, together with the changes in those items in dollars:

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025
	(in thousands)
Operating Expenses
Research and development	$28,716	$27,247	$1,469
General and administrative	9,139	10,580	(1,441)
Restructuring	—	7,796	(7,796)
Total operating expenses	37,855	45,623	(7,768)
Loss from operations	(37,855)	(45,623)	7,768
Other Income (Expense)
Investment and other income (expense), net	2,623	(2,656)	5,279
Net loss before income taxes	(35,232)	(48,279)	13,047
Income tax expense	120	—	120
Net loss	$(35,352)	$(48,279)	$12,927

Research and Development Expenses
Research and development expenses for the three months ended March 31, 2026 were $28.7 million, compared to $27.2 million for the three months ended March 31, 2025. The increase of $1.5 million was primarily due to an increase of $6.8 million related to clinical expenses and drug manufacturing, including costs associated with advancing the DENALI and ASPENOVA trials. This increase was partially offset by decreases of $3.9 million for personnel expense, of which $1.2 million was non-cash stock-based compensation, a decrease of $1.2 million related to a one time impairment charge recorded during the quarter ended March 31, 2025, and a decrease of $0.2 million for allocated overhead.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2026 were $9.1 million, compared to $10.6 million during the three months ended March 31, 2025. This decrease of $1.5 million was attributable to a decrease of $2.0 million in personnel expense, of which $1.2 million was non-cash stock-based compensation. The decrease was partially offset by an increase of $0.5 million related to consulting, outside services and other allocated costs.

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
Restructuring expenses for the three months ended March 31, 2026 were zero, compared to $7.8 million during the three months ended March 31, 2025.
Investment and Other Income (Expense), Net
Investment and other income (expense), net was $2.6 million for the three months ended March 31, 2026, compared to $(2.7) million for the three months ended March 31, 2025. The increase of $5.3 million was primarily driven by a non-cash recognized loss of $7.0 million on the mark to market adjustment for equity securities during the three months ended March 31, 2025 partially offset by a decrease of $1.7 million in returns on invested cash and marketable debt securities.
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
As a result, we will need to raise substantial additional capital to support our continuing operations and pursue our strategy. Until such time as we can generate significant revenue from product sales, if ever, we plan to finance our operations through the sale of equity, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of the global macroeconomic environment, including the ongoing trade tensions between the United States and certain ex-U.S. governments, ongoing military conflicts, and fluctuating inflation and interest rates. If we are unable to secure adequate additional funding as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of azenosertib or delay our pursuit of potential in-licenses or acquisitions.

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
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity securities. From inception through March 31, 2026, we raised a total of $1.2 billion in gross proceeds from the sale of shares of our common stock and convertible preferred units. As of March 31, 2026, we had $31.9 million in cash and cash equivalents, $179.8 million in marketable debt securities, and an accumulated deficit of $1.2 billion. We maintain the majority of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. We had no indebtedness as of March 31, 2026.

ATM Program
In May 2021, the Company entered into a sales agreement, or the Sales Agreement, with SVB Leerink Partners LLC, or SVB Leerink, as sales agent (the “Sales Agreement”), pursuant to which the Company may, from time to time, issue and sell common stock with an aggregate value of up to $75.0 million in “at-the-market” offerings, or the ATM, under the Company’s Registration Statement on Form S-3 (File No. 333-286122) filed with the SEC, on March 26, 2025. Sales of common stock, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or any other existing trading market for the Company’s common stock. In December 2025, the Company sold 3,928,571 shares of common stock under the Sales Agreement at a price of $1.40 per share, raising aggregate gross proceeds of $5.5 million before fees and expenses of $0.1 million. As of March 31, 2026, there was $69.5 million of our common stock remaining available for sale under our ATM.
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
Cash Flows
The following table summarizes our sources and uses of cash for the period presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(32,956)	$(32,636)
Net cash provided by investing activities	30,014	40,475
Net cash (used in) provided by financing activities	(1,123)	189
Net increase in cash and cash equivalents	$(4,065)	$8,028

Operating Activities
Net cash used in operating activities for the three months ended March 31, 2026 was $33.0 million, consisting primarily of our net loss of $35.4 million as we incurred expenses associated with research and development activities for our product candidate and general and administrative activities, and changes in operating assets and liabilities of $0.7 million, partially offset by non-cash adjustments of $3.1 million.
Net cash used in operating activities for the three months ended March 31, 2025 was $32.6 million, consisting primarily of our net loss of $48.3 million as we incurred expenses associated with the restructuring event, research and development activities for our product candidates and incurred general and administrative expenses, as well as changes in operating assets and liabilities of $1.8 million and non-cash adjustments of $13.9 million.
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2026 of $30.0 million was primarily attributable to proceeds from maturities of marketable securities of $60.0 million, offset by net investment of excess cash of $30.0 million.
Net cash provided by investing activities for the three months ended March 31, 2025 of $40.5 million was attributable to proceeds from maturities of marketable securities of $60.0 million, offset by net investment of excess cash of $19.5 million.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2026 of $1.1 million resulted from cash used for the net-settlement of restricted stock unit vesting of $1.4 million partially offset by proceeds of $0.3 million from the issuance of common stock under equity incentive plans .
Net cash provided by financing activities for the three months ended March 31, 2025 of $189 thousand was provided from the issuance of common stock under equity incentive plans.
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
As of March 31, 2026, we have $4.0 million and $34.7 million in current and long-term lease liabilities, respectively. We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements into late 2027. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
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
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates from our disclosure reported in “Critical Accounting Estimates” in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred net losses in almost every reporting period since our inception, we have not generated any revenue from product sales to date, and we have financed our operations principally through private financings, our initial public offering, or IPO, and follow-on public offerings of our common stock. We incurred a net loss of $137.1 million for the year ended December 31, 2025. We had a net loss of $35.4 million and $48.3 million for the three months ended March 31, 2026 and March 31, 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $1.2 billion. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential products.
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. If our azenosertib development program continues to advance successfully, we expect our expenditures to increase as we execute our planned Phase 3 confirmatory clinical trial and prepare for potential commercialization. Even if azenosertib or any future product candidate that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond our expectations if we are required by the FDA, the European Medicines Agency, or the EMA, or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. We are incurring costs related to collaborating with a diagnostic company for the development, manufacturing and supply of a companion diagnostic to identify patients with Cyclin E1-positive PROC, and we may in the future incur costs relating to additional diagnostic tools for biomarkers associated with azenosertib and any future product candidates. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for any of our product candidates, including azenosertib, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We have also incurred, and expect to continue to incur, costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations.
As of March 31, 2026, we had cash and cash equivalents and marketable securities of $211.8 million. Based on current business plans, we believe that our existing cash, cash equivalents and marketable securities as of March 31, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements into late 2027, but will not be sufficient to fund all of the activities that are necessary to complete the development of azenosertib and any future product candidates. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
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
We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. Adequate additional financing may not be available to us on acceptable terms, or at all. Market volatility resulting from public health emergencies, U.S. and global economic issues, global supply chain disruptions, international political instability, trade tensions, military conflicts, rising inflation or other factors could also adversely impact our ability to access capital as and when needed. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our clinical trials or future commercialization efforts.
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
We have in the past and in the future may enter into collaborations with third parties for the research, development and commercialization of certain of the product candidates we may develop. If any of these collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates.
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
In addition, we may have difficulty in establishing or maintaining development relationships with diagnostic partners, and we will face competition from other companies in establishing and maintaining these partnerships. We face similar risks with our relationships with diagnostic partners as we face with other collaborations - see "We have and in the future may enter into collaborations with third parties for the research, development and commercialization of certain of the product candidates we may develop. If any of these collaborations is not successful, we may not be able to capitalize on the market potential of those product candidates" above for more information.

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
We have not completed large-scale or pivotal clinical trials nor managed the regulatory approval process with the FDA or any other regulatory authority. The time required to obtain approvals from the FDA and other regulatory authorities is unpredictable, and requires successful completion of extensive clinical trials which typically takes many years, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its ex-U.S. counterparts use when evaluating clinical trial data can change during drug development, which makes it difficult to predict with any certainty how they will be applied. In addition, the FDA and its ex-U.S. counterparts may require approval or clearance of a companion diagnostic for a particular product candidate and may not approve the product candidate for marketing if such regulatory authority does not approve or clear the companion diagnostic. For example, we expect the FDA and its ex-U.S. counterparts to require regulatory approval of the companion diagnostic test being developed by our diagnostic collaborator to identify patients with Cyclin E1-positive PROC relating to our development of monotherapy azenosertib for patients with Cyclin E1-positive PROC, and any delays in obtaining approval or clearance for such companion diagnostic could similarly delay potential regulatory approval of azenosertib. We may also encounter unexpected delays or increased costs due to new government regulations, including future legislation or administrative action, or changes in FDA or ex-U.S. regulatory authorities policy during the period of drug development, clinical trials and FDA or ex-U.S. regulatory authorities regulatory review.

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

If a prolonged government shutdown occurs, or if there are delays and slowdowns caused by staffing limitations, funding shortages, or for other reasons, these actions and events could significantly impact the ability of the FDA or ex-U.S. regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. It could also impact our ability to access the public markets and obtain necessary capital in order to properly fund our operations.

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
For example, the Affordable Care Act, or ACA, was enacted in 2010, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include the American Rescue Plan Act of 2021, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price. It is unclear how other healthcare reform measures will impact our business.

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
Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For instance, the European Union General Data Protection Regulation, or EU GDPR, and to the United Kingdom General Data Protection Regulation and Data Protection Act 2018, collectively the UK GDPR, and together with the EU GDPR, the GDPR, imposes strict requirements for processing the personal data of individuals within the European Economic Area, or the EEA, and the UK or in the context of our activities in the EEA, and the UK. In addition, some of the personal data we process in respect of clinical trial participants is special category or sensitive personal data under the GDPR, and subject to additional compliance obligations and to local law derogations. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements, administrative penalties and potential fines for noncompliance of up to €20 million/ £17.5 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/or civil claims (including class actions). Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. We currently rely on the EU standard contractual clauses, the UK Addendum to the EU standard contractual clauses and the UK International Data Transfer Agreement, as relevant, to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third party transfers. We may also rely on individual consent to transfer personal data in certain circumstances. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could incur additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we operate our business, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Despite the implementation of security measures, our information systems and those of our current and any future CROs, CMOs and other contractors, consultants, collaborators and third-party service providers, are vulnerable to attack, damage and interruption from various threat actors and threat vectors, including computer viruses and malware (e.g., ransomware), malicious code, misconfigurations, “bugs” or other vulnerabilities, natural disasters, terrorism, war, telecommunication and electrical failure, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Attacks upon information technology systems are also increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Additionally, any integration of AI in our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. There can be no assurance that our and our current and any future CROs’, CMOs’ and other contractors’, consultants’, collaborators’ and third-party service provider’s cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and Confidential Information.

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

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in its ownership by one or more “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-ownership change federal NOLs and certain other pre-change tax attributes, including tax credits, to offset its post-change taxable income and income tax liabilities may be limited. Similar rules may apply under state tax laws. We may have experienced such ownership changes in the past and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. We have completed an Internal Revenue Code Section 382 analysis through June 30, 2023 regarding the limitation of NOL carryforwards and other tax attributes. Under the Section 382 rules, we experienced ownership changes in 2015, 2019 and 2022. Additionally, several of our subsidiaries experienced an ownership change in 2020 based on the Section 382 rules for the time period prior to when we were a consolidated group for tax purposes. Our attributes are subject to annual limitations, and some could expire unused prior to expiration. There is a risk that additional ownership changes may occur in the future. If a future change in ownership occurs, our NOL carryforwards and other tax attributes could be limited or restricted. Additionally, our NOLs prior to the tax consolidation are also subject to the separate return loss year, or SRLY, rules. The SRLY rules may limit one member from offsetting taxable income with losses generated from another member prior to joining the consolidated group. Consequently, even if we attain profitability in the future, we may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could have a material adverse effect on our cash flows and results of operations.

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
We currently contract manufacturing operations to third parties, and clinical quantities of azenosertib are manufactured by certain of these third parties outside the United States, including in China, and we expect to continue to use such third-party manufacturers for azenosertib. Any disruption in production or inability of our manufacturers in such ex-U.S. countries, including in China, to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our development of azenosertib. Furthermore, since these manufacturers are located outside the United States, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or ex-U.S. governments, political unrest or unstable economic conditions in such ex-U.S. countries, including in China. For example, the ongoing trade tensions between the United States and certain ex-U.S. governments, including China, have resulted in the imposition, expansion and periodic modification of tariffs and other trade restrictions on a broad range of imports, including chemicals and pharmaceutical inputs and additional measures or retaliatory actions could be implemented at any time. These actions could potentially disrupt or increase costs associated with our existing supply chains for clinical quantities of azenosertib and impose additional costs on our business. Furthermore, the BIOSECURE Act was enacted in December 2025, as Section 851 of the National Defense Authorization Act for Fiscal Year 2026 and has the potential to restrict the ability of U.S. biopharmaceutical companies to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Although we do not currently anticipate that supply of azenosertib will be affected by the implementation of the BIOSECURE Act, the impact of the BIOSECURE Act or any related legislation remains uncertain, and we are continuing to monitor regulatory developments including the publication of the list of designated biotechnology companies of concern expected by December 2026 and subsequent implementing guidance. Any of these matters could materially and adversely affect our business and results of operations. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position.

Further, we are exposed to fluctuations in foreign currency exchange rates in the countries in which our third-party manufacturers operate. Changes in exchange rates could increase our costs, and may be difficult to predict or hedge effectively. In addition, our labor and operating costs in these countries, including China, could continue to rise due to inflationary pressures, wage rates increase due to increased demand for skilled laborers, competition for qualified labor and changes in local economic conditions which could increase the cost of manufacturing our product candidates and related materials.

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
As of March 31, 2026, our executive officers and directors, combined with our stockholders who owned more than 5% of our common stock, together with their respective affiliates, owned a significant percentage of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as matters related to our management and affairs. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
Item 5. Other Information.
Insider Trading Arrangements and Policies.
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

Zentalis Pharmaceuticals, Inc.

Date: May 12, 2026	By:	/s/ Julie Eastland
Julie Eastland
President and Chief Executive Officer
(principal executive officer)
Date: May 12, 2026	By:	/s/ Vincent A. Vultaggio
Vincent A. Vultaggio
Senior Vice President, Finance and Principal Accounting Officer
(principal financial and accounting officer)