Form 10-Q
period 2026-06-30
Zentalis Pharmaceuticals, Inc.
filed 2026-08-06
CIK 1725160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2026, the registrant had 71,671,914 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “anticipate,” “could,” “intend,” “target,” “believe,” “estimate,” “plan,” “predict,” “potential,” “on track,” “design,” “support,” “advance,” “strive,” "opportunity," "upcoming," or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

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
◦the design of our clinical trials, including our estimates of the number of patients that we will enroll in our clinical trials and enrollment timing;
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
◦our regulatory strategy, including the potential for DENALI Part 2, if successful, to support an accelerated approval for azenosertib, and the potential for ASPENOVA to support full approval for azenosertib;
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
•We rely, and expect to continue to rely, on third parties, including contract research organizations (including regional academic clinical cooperative groups or trial networks), collectively referred to in this Quarterly Report as CROs, and independent clinical investigators, to conduct certain aspects of our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize azenosertib or any future product candidates and our business could be substantially harmed.
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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts and par value)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$24,783	$35,995
Marketable debt securities, available-for-sale	149,825	209,898
Prepaid expenses and other current assets	6,671	7,298
Total current assets	181,279	253,191
Property and equipment, net	2,500	2,770
Operating lease right-of-use assets	24,795	26,271
Prepaid expenses and other assets	4,129	4,108
Restricted cash	2,627	2,627
Total assets	$215,330	$288,967
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,142	$7,208
Accrued expenses	29,484	29,351
Total current liabilities	37,626	36,559
Long-term lease liability	33,558	35,704
Other long-term liabilities	500	500
Total liabilities	71,684	72,763
Commitments and contingencies (see Note 11)
EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 71,668,568 and 69,085,980 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	72	69
Additional paid-in capital	1,412,745	1,407,394
Accumulated other comprehensive (loss) income	(78)	196
Accumulated deficit	(1,269,093)	(1,191,455)
Total stockholders’ equity	143,646	216,204
Total liabilities and stockholders’ equity	$215,330	$288,967

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Expenses
Research and development	$35,163	$27,610	$63,879	$54,857
General and administrative	9,228	8,448	18,367	19,028
Restructuring	—	—	—	7,796
Total operating expenses	44,391	36,058	82,246	81,681
Loss from operations	(44,391)	(36,058)	(82,246)	(81,681)
Other Income (Expense)
Investment and other income, net	2,243	9,184	4,866	6,528
Net loss before income taxes	(42,148)	(26,874)	(77,380)	(75,153)
Income tax expense	138	—	258	—
Net loss	$(42,286)	$(26,874)	$(77,638)	$(75,153)
Net loss per common share outstanding, basic and diluted	$(0.59)	$(0.37)	$(1.10)	$(1.05)
Common shares used in computing net loss per share, basic and diluted	71,326	71,992	70,798	71,836

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(42,286)	$(26,874)	$(77,638)	$(75,153)
Other comprehensive loss:
Unrealized loss on marketable debt securities	(28)	(299)	(274)	(499)
Total comprehensive loss	$(42,314)	$(27,173)	$(77,912)	$(75,652)

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Operating Activities:
Net loss	$(77,638)	$(75,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	304	422
Fixed asset impairment	—	1,152
Share-based compensation	6,412	12,772
Gain on disposal of equipment	—	(531)
Non-cash recognized loss on mark-to-market of equity securities	—	2,383
Accretion of discounts on marketable securities, net	(273)	(1,815)
Changes in operating assets and liabilities:
Contracts receivable	—	5,000
Prepaid expenses and other assets	606	3,012
Accounts payable and accrued liabilities	808	(14,607)
Operating lease right-of-use assets and liabilities, net	(411)	21
Net cash used in operating activities	(70,192)	(67,344)
Investing Activities:
Purchases of marketable securities	(59,928)	(59,716)
Proceeds from maturities of marketable securities	120,000	130,000
Proceeds from sale of property and equipment	—	569
Purchases of property and equipment	(34)	—
Net cash provided by investing activities	60,038	70,853
Financing Activities:
Proceeds from issuance of common stock under equity incentive plans	396	189
Net-settlement of restricted stock unit vesting	(1,454)	—
Net cash (used in) provided by financing activities	(1,058)	189
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,212)	3,698
Cash, cash equivalents and restricted cash at beginning of period	38,622	36,528
Cash, cash equivalents and restricted cash at end of period	$27,410	$40,226

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows for the periods presented:

	June 30,
	2026	2025
Cash and cash equivalents	$24,783	$37,599
Restricted cash	2,627	2,627
Total cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows	$27,410	$40,226

See notes to condensed consolidated financial statements .

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Three Months Ended June 30, 2026
	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at March 31, 2026	71,156	$71	$1,409,466	$(50)	$(1,226,807)	$182,680
Share-based compensation expense	—	—	3,215	—	—	3,215
Other comprehensive loss	—	—	—	(28)	—	(28)
Issuance of common stock in connection with restricted stock unit vesting, net	477	1	(1)	—	—	—
Issuance of common stock upon exercise of options, net	36	—	65	—	—	65
Net loss	—	—	—	—	(42,286)	(42,286)
Balance at June 30, 2026	71,669	$72	$1,412,745	$(78)	$(1,269,093)	$143,646

	Six Months Ended June 30, 2026
	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2025	69,086	$69	$1,407,394	$196	$(1,191,455)	$216,204
Share-based compensation expense	—	—	6,412	—	—	6,412
Other comprehensive loss	—	—	—	(274)	—	(274)
Issuance of common stock in connection with restricted stock unit vesting, net	2,301	3	(1,457)	—	—	(1,454)
Issuance of common stock upon exercise of options, net	57	—	101	—	—	101
Shares issued under employee stock purchase plan	225	—	295	—	—	295
Net loss	—	—	—	—	(77,638)	(77,638)
Balance at June 30, 2026	71,669	$72	$1,412,745	$(78)	$(1,269,093)	$143,646

	Three Months Ended June 30, 2025
	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at March 31, 2025	71,951	$72	$1,397,626	$358	$(1,102,674)	$295,382
Share-based compensation expense	—	—	6,286	—	—	6,286
Other comprehensive loss	—	—	—	(299)	—	(299)
Issuance of common stock in connection with restricted stock unit vesting, net	184	—	—	—	—	—
Net loss	—	—	—	—	(26,874)	(26,874)
Balance at June 30, 2025	72,135	$72	$1,403,912	$59	$(1,129,548)	$274,495

	Six Months Ended June 30, 2025
	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2024	71,282	$71	$1,390,952	$558	$(1,054,395)	$337,186
Share-based compensation expense	—	—	12,772	—	—	12,772
Other comprehensive loss	—	—	—	(499)	—	(499)
Issuance of common stock in connection with restricted stock unit vesting, net	714	1	(1)	—	—	—
Shares issued under employee stock purchase plan	139	—	189	—	—	189
Net loss	—	—	—	—	(75,153)	(75,153)
Balance at June 30, 2025	72,135	$72	$1,403,912	$59	$(1,129,548)	$274,495
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
Liquidity
The Company has incurred significant net losses since inception and expects to continue to incur significant net losses for the foreseeable future as it pursues development of azenosertib. As of June 30, 2026, the Company had an accumulated deficit of $1.3 billion and cash, cash equivalents and marketable securities of $174.6 million. The Company does not have any products approved for commercial sale, has not generated any revenues from product sales and will not generate revenue from product sales unless and until it successfully completes clinical development, obtains regulatory approval for, and commercializes one or more of its product candidates.
Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statements issuance date. The Company determined that there are no conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that the interim unaudited condensed consolidated financial statements for the quarter ended June 30, 2026 are issued. Beyond that date, the Company may need to raise additional capital through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements to achieve its longer-term business objectives.
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

3. Recurium IP Holdings, LLC Agreement
Pursuant to a license agreement (“the Recurium Agreement”) entered into in December 2014 between the Company’s wholly owned subsidiary, Zeno Pharmaceuticals, Inc., and Recurium IP Holdings, LLC (“Recurium IP”), which was subsequently amended, Recurium IP provided Zeno Pharmaceuticals, Inc. with an exclusive worldwide license to certain intellectual property rights owned or controlled by Recurium IP to develop and commercialize pharmaceutical products for the treatment or prevention of disease, other than for providing pain relief. Following a corporate restructuring, our wholly owned subsidiary, Zeno Management, Inc. (“ZMI”) became the Zentalis contracting party to the Recurium Agreement.

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

Under the terms of the Recurium Agreement, ZMI is obligated to make development and regulatory milestone payments, pay royalties on net sales, and make certain sublicensing payments with respect to products that comprise or contain a compound modulating one of ten specific biological targets, including azenosertib. ZMI is obligated to make development and regulatory milestone payments for each such licensed product of up to $44.5 million, which covers the first two indications for which such licensed product receives regulatory approval. During the three months ended June 30, 2026, the Company incurred and paid a $7.0 million milestone payment to Recurium IP as a result of the commencement of our Phase 3 ASPENOVA clinical trial. The payment has been recorded as research and development expense in the condensed consolidated statement of operations. In the event that a licensed product receives regulatory approval in any additional indications beyond the first two, ZMI would be obligated to pay an additional one-time milestone payment for each such approval. In addition, ZMI is obligated to make milestone payments of up to $150 thousand for certain licensed products used in animals. ZMI is also obligated to pay royalties on sales of such licensed products at a mid- to high-single digit percentage. In addition, if ZMI chooses to sublicense or assign to any third parties its rights under certain patents exclusively in-licensed under the Recurium Agreement, ZMI must pay to Recurium IP 20% of certain sublicensing income received in connection with such transaction.

The Recurium Agreement will expire on the later of December 21, 2032 and, on a country-by-country basis, on the date of expiration of the last-to-expire royalty term for all licensed products in such country, unless earlier terminated by either party for cause or a bankruptcy event.

4. Restructuring
On January 28, 2025, the Company announced a corporate restructuring, (the “Restructuring”) that reduced its work force by approximately 40%. In connection with the Restructuring, the Company recorded restructuring charges of $7.8 million primarily consisting of employee separation costs which are reported as a separate line item in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2025. The Company has completed all of the activities included in the restructuring plan as of December 31, 2025 and all of the costs associated with the restructuring were incurred during the quarter ended March 31, 2025.
5. Segment Reporting and Disaggregation of Relevant Expense Captions
The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The determination of a single business segment is consistent with the consolidated financial information periodically reviewed by the Chief Executive Officer as chief operating decision maker ("CODM") in assessing segment performance and deciding how to allocate resources.
The CODM uses net income or loss to monitor budgets, forecasts and expected and actual cash flow from operations in assessing segment performance and in deciding how to allocate resources. The measure of segment assets is reported on the consolidated balance sheets as total assets.
The following table presents information about reported significant segment expenses and net loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development (1):
Azenosertib external development costs	$23,687	$10,945	$40,227	$20,551
Unallocated research and development expenses and discontinued programs	11,476	16,665	23,652	34,306
Total research and development	35,163	27,610	63,879	54,857
General and administrative	9,228	8,448	18,367	19,028
Other (2)	2,105	9,184	4,608	(1,268)
Net loss	$(42,286)	$(26,874)	$(77,638)	$(75,153)
Adjustments for cash used in operations:
Non-cash expenses	3,319	494	6,443	14,383
Changes in working capital	1,731	(8,328)	1,003	(6,574)
Cash used in operations:	$(37,236)	$(34,708)	$(70,192)	$(67,344)

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

6. Fair Value Measurement
Available-for-sale marketable debt securities consisted of the following (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$109,939	$10	$(46)	$109,903
US treasury securities	39,964	—	(42)	39,922
	$149,903	$10	$(88)	$149,825

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$159,767	$167	$(11)	$159,923
US treasury securities	49,935	40	—	49,975
	$209,702	$207	$(11)	$209,898

As of June 30, 2026, fifteen of our available-for-sale debt securities with a fair market value of $119.8 million were in a gross unrealized loss position of $88 thousand. Fifteen have been in a gross unrealized loss position of $88 thousand for less than one year and none have been in a gross unrealized loss position of more than one year. When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of June 30, 2026, because we do not intend to sell these securities, and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	June 30, 2026	December 31, 2025
	Estimated Fair Value
Within one year	$149,825	$209,898
After one but within five years	—	—
	$149,825	$209,898

Equity investment gains (losses) comprised the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Change in unrealized investment gains during the year on securities held at the end of the period	$—	$4,640	$—	$(2,383)
Investment gains during the period on securities sold	—	—	—	—
Net gains recognized on equity securities	$—	$4,640	$—	$(2,383)

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
The Company had $0.5 million in contingent consideration liabilities as of June 30, 2026 and December 31, 2025 related to the agreement to terminate its Collaboration and License Agreements with the Company’s former affiliate, Zentera Therapeutics, Inc. (“Zentera”). The contingent consideration balance is limited to one potential milestone payment measured at fair value. The fair value of the contingent consideration is estimated based on the monetary value of the milestone discounted for the probability of achieving the milestone and a present value factor based on the timing of when the milestone is expected to be achieved. The value for the contingent consideration balance is based on significant inputs not observable in the market which represents Level 3 measurement within the fair value hierarchy.

The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets:
Cash equivalents:
Money market funds	$9,352	$—	$—	$9,352
Total cash equivalents:	9,352	—	—	9,352

Available-for-sale marketable securities:
Corporate debt securities	—	109,903	—	109,903
US treasury securities	39,922	—	—	39,922
Total available-for-sale marketable securities:	39,922	109,903	—	149,825

Total assets measured at fair value	$49,274	$109,903	$—	$159,177
Financial liabilities:
Contingent consideration	—	—	500	500
Total financial liabilities	$—	$—	$500	$500

	December 31, 2025
	Level 1	Level 2	Level 3	Total estimated fair value
Cash equivalents:
Money market funds	$18,637	$—	$—	$18,637
Total cash equivalents:	18,637	—	—	18,637

Available-for-sale marketable securities:
Corporate debt securities	—	159,923	—	159,923
US treasury securities	49,975	—	—	49,975
Total available-for-sale marketable securities:	49,975	159,923	—	209,898

Total assets measured at fair value	$68,612	$159,923	$—	$228,535
Financial liabilities:
Contingent consideration	—	—	500	500
Total financial liabilities	$—	$—	$500	$500

The following significant unobservable inputs were used in the valuation of the contingent consideration payable to Zentera as variable consideration for a change in control milestone payment of either zero or $15.0 million pursuant to the termination of our Collaboration and License Agreement at June 30, 2026 and December 31, 2025:

Contingent Consideration Liability	Fair Value as of June 30, 2026	Valuation Technique	Unobservable Input	Range
	(in thousands)
Milestone payment	$500	Discounted cash flow	Likelihood of occurrence	1.0% - 2.4%
			Discount rate	40%
			Expected term	Perpetuity
The following table reflects the activity for the Company’s contingent consideration, measured at fair value using Level 3 inputs (in thousands):

Contingent consideration at December 31, 2025	$500
Changes in the fair value of contingent consideration	—
Contingent consideration at June 30, 2026	$500
There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2026. The Company had one instrument that was classified within Level 3 as of June 30, 2026 and December 31, 2025. As of June 30, 2026 and December 31, 2025, no material fair value adjustments were required for non-financial assets and liabilities.
7. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Prepaid insurance	$863	$300
Prepaid software licenses and maintenance	353	394
Foreign R&D credit refund	285	142
Prepaid research and development expenses	5,675	6,682
Interest receivable	1,723	1,928
Deferred tax asset	51	51
Sublease assets	688	496
Other prepaid expenses	1,162	1,413
Total prepaid expenses and other assets	10,800	11,406
Less long-term portion	4,129	4,108
Total prepaid expenses and other assets, current	$6,671	$7,298

8. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Leasehold improvements	$4,168	$4,168
Office equipment and furniture	1,277	1,277
Computer equipment	120	99
Subtotal	5,565	5,544
Accumulated depreciation and amortization	(3,065)	(2,774)
Property and equipment, net	$2,500	$2,770
Depreciation and amortization expense for the three months ended June 30, 2026 and 2025 was approximately $152 thousand and $160 thousand, respectively. Depreciation and amortization expense for the six months ended June 30, 2026 and 2025 was $304 thousand and $422 thousand, respectively.
9. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued research and development expenses	$18,067	$14,699
Accrued employee expenses	6,423	9,777
Accrued general and administrative expenses	388	466
Lease liability	4,132	3,873
Contingent consideration	500	500
Income taxes payable	83	194
Accrued legal expenses	391	342
Total accrued expenses	29,984	29,851
Less long-term portion	500	500
Total accrued expenses, current	$29,484	$29,351

10. Stockholders’ Equity
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

As of June 30, 2026, 11,194,368 shares were subject to outstanding awards under the 2020 Plan and 6,658,263 shares were available for future grants of share-based awards under the 2020 Plan.
In July 2022, the Company’s Board of Directors approved the Zentalis Pharmaceuticals, Inc. 2022 Employment Inducement Incentive Award Plan (the “2022 Inducement Plan”), which is used exclusively for the grant of equity awards to new employees as an inducement material to the employees’ entering into employment with the Company. As of June 30, 2026, the Board of Directors has reserved 8,775,000 shares of the Company’s common stock for issuance pursuant to awards granted under the 2022 Inducement Plan.
As of June 30, 2026, 6,991,210 shares were subject to outstanding awards under the 2022 Inducement Plan and 1,575,290 shares were available for future grants of share-based awards under the 2022 Inducement Plan.
Total share-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expense	$1,519	$3,643	$3,073	$7,024
General and administrative expense	1,696	2,643	3,339	5,748
Total share-based compensation expense	$3,215	$6,286	$6,412	$12,772
Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock Options	$2,104	$3,302	$4,244	$8,047
Employee Stock Purchase Plan	80	34	137	96
RSUs	1,031	2,950	2,031	4,629
	$3,215	$6,286	$6,412	$12,772

Stock Options and Restricted Stock Units
The exercise price of stock options granted is equal to the closing price of the Company’s common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company estimates expected volatility based on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company uses the “simplified method” for estimating the expected term of employee options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years). The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not issued any dividends and does not expect to issue dividends over the life of the options. As a result, the Company has estimated the dividend yield to be zero. The fair value of the stock options granted during the six months ended June 30, 2026 and June 30, 2025 was determined with the following assumptions:

	June 30, 2026	June 30, 2025
Expected volatility	64.0% - 91.8%	55.9% - 67.2%
Average expected term (in years)	6.0 - 6.1	6.0 - 6.1
Risk-free interest rate	3.8% - 4.2%	3.9% - 4.4%
Expected dividend yield	—%	—%
Employee Stock Purchase Plan
Effective April 2020, the Company’s Board of Directors adopted, and the Company’s stockholders approved the Zentalis Pharmaceuticals, Inc. 2020 Employee Stock Purchase Plan (the “ESPP”), which was subsequently amended and restated effective March 15, 2021. The maximum aggregate number of shares of the Company’s common stock available for issuance under the ESPP at June 30, 2026 was 1,403,033. Under the terms of the ESPP, the Company’s employees may elect to have up to 20% of their compensation, up to a maximum of $21,250 per calendar year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lower of the fair market value per share (at closing) of the Company’s common stock on (i) the first trading day of a six-month offering period, or (ii) the applicable purchase date, defined as the last trading day of the six-month offering period. The weighted average assumptions used to estimate the fair value of stock purchase rights under the ESPP during the period ended are as follows:

Ended June 30, 2026
ESPP
Volatility	56.5%
Expected term (years)	0.5
Risk free rate	3.7%
Expected dividend yield	—

Compensation Expense Summary
Total unrecognized estimated compensation cost by type of award and the weighted average requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	June 30, 2026
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$17,823	2.64
RSUs	$4,285	1.17

During the six months ended June 30, 2026, we issued 57 thousand shares of common stock in connection with the exercises of stock options. Outstanding stock options and unvested RSUs totaling approximately 15.3 million shares and 2.9 million shares of our common stock, respectively, were outstanding as of June 30, 2026.

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

Leases
Our commitments include payments related to operating leases. Approximate annual future minimum operating lease payments as of June 30, 2026 are as follows (in thousands):

Year	Operating Leases
2026 (remaining)	$3,645
2027	7,451
2028	7,760
2029	7,930
2030	8,105
Thereafter	14,984
Total minimum lease payments:	49,875
Less: imputed interest	12,185
Total operating lease liabilities	37,690
Less: current portion	4,132
Lease liability, net of current portion	$33,558
The weighted-average remaining lease term of our operating leases is approximately 6.3 years.
On March 6, 2023, we entered into a sublease agreement pursuant to which we sublet the office space located at 1359 Broadway, Suites 1710 and 1800 in New York, New York to a subtenant. For the three and six months ended June 30, 2026, we recorded lease income of $0.3 million and $0.7 million relating to our New York sublease.

12. Net Loss Per Common Share
Basic and diluted net loss per common share were calculated as follows (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(42,286)	$(26,874)	$(77,638)	$(75,153)
Denominator:
Weighted average number of common shares outstanding basic and diluted	71,326	71,992	70,798	71,836
Net loss per common share	$(0.59)	$(0.37)	$(1.10)	$(1.05)
Our potential and dilutive securities, which include outstanding stock options and unvested RSUs have been excluded from the computation of diluted net loss per common share as the effect would be anti-dilutive.
The following common stock equivalents have been excluded from the calculations of diluted net loss per common share because their inclusion would be antidilutive (in thousands).

	June 30,
	2026	2025
Outstanding stock options	15,316	13,062
Unvested RSUs	2,870	6,624
	18,186	19,686

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
Overview

We are a clinical-stage biopharmaceutical company developing azenosertib (ZN-c3), an investigational, potentially first-in-class and best-in-class WEE1 inhibitor, for patients with ovarian cancer and other tumor types. In clinical trials, azenosertib has been well tolerated and has demonstrated anti-tumor activity as a single agent across multiple tumor types. We are currently focused on advancing the clinical development of azenosertib in Cyclin E1-positive platinum-resistant ovarian cancer, or PROC. We believe that our DENALI (ZN-c3-005) Part 2 clinical trial of azenosertib in patients with Cyclin E1-positive PROC, if successful, has the potential to support an accelerated approval, subject to U.S. Food and Drug Administration, or FDA, review. Our Phase 3 ASPENOVA (ZN-c3-020) clinical trial is designed as a confirmatory trial to support conversion to potential full approval, subject to data outcomes. We also believe that azenosertib has broad franchise potential beyond Cyclin E1-positive PROC. We exclusively in-license or solely own worldwide development and commercialization rights to azenosertib.

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

Market Opportunity

In 2022, the global ovarian cancer market was approximately $3 billion, with significant growth expected over the next several years. PROC is a subset of the ovarian cancer market. Based on our retrospective, historical analysis utilizing our IHC cutoff, we estimate that approximately 50% of PROC patients overexpress Cyclin E1 protein, which accounts for approximately 20,000 patients on an annual basis in the United States, EU4 (France, Germany, Italy, Spain), the United Kingdom and Japan, based on 2025 estimates. As a result, we believe there is a significant opportunity for azenosertib in Cyclin E1-positive PROC patients. Moreover, the successful launch of mirvetuximab in PROC patients with high folate receptor alpha, or FRα-high, expression underscores the demand for biomarker-directed therapies for PROC patients. The overlap between FRα-high PROC patients and those that have Cyclin E1 overexpression is estimated to be less than 20% of all PROC patients, which highlights the significant unmet need in patients with Cyclin E1-positive PROC.

We believe there is additional market opportunity for azenosertib in earlier lines of treatment for ovarian cancer, and across other solid tumor types.

Clinical Development Program

The following ongoing and planned studies constitute the current clinical development program for azenosertib:

•Monotherapy – Phase 2 Clinical Trial in PROC (DENALI - ZN-c3-005)

◦DENALI Part 1b is a fully enrolled single-arm study that evaluated azenosertib monotherapy at 400 mg QD 5:2 (single daily dose on an intermittent schedule of five days on and two days off), in 102 patients with PROC. Tissue collection for biomarker assessment was mandated in the study and upon a retrospective analysis, approximately 50% of the patients were Cyclin E1-positive per our IHC cutoff. In 2025, we announced clinical data from this study.

▪DENALI Part 2 is prospectively enrolling PROC patients with Cyclin E1 protein overexpression based on our proprietary IHC cutoff. Part 2 consists of three cohorts across a seamless design that may support accelerated approval in patients with Cyclin E1-positive PROC, pending positive study outcomes and further discussions with the FDA. The study design consists of the following parts:

◦Part 2a: Dose confirmation in patients with 1-3 prior lines of therapy, or up to 4 prior lines allowed in prior mirvetuximab treatment in patients with high FRα. Two doses were evaluated, 300mg QD 5:2 and 400mg QD 5:2, with approximately 30 patients enrolled per dose group. In April 2026, we announced that 400mg QD 5:2 was selected as the pivotal monotherapy dose and that recruitment at the 300mg QD 5:2 dose level has been discontinued. All patients enrolled in Part 2a will contribute to the overall safety database submitted to the FDA.

◦Part 2b: Enrollment expansion in the same patient population as Part 2a at the selected 400mg QD 5:2 dose up to approximately 100 patients, including patients at that dose in Part 2a. Enrollment in this cohort is complete.

◦Part 2c: Broadening study population, which is expected to include approximately 40 patients previously treated with a taxane-containing regimen for PROC, with 1-4 prior lines of therapy allowed, including prior mirvetuximab in patients with high FRα. This cohort is currently enrolling.

In July 2026, we met with the FDA in a Type D meeting to align on key points related to our accelerated approval strategy, including dose. The FDA had no objection to the continued study of the selected monotherapy dose of azenosertib at 400mg QD 5:2 in patients with Cyclin E1-positive PROC, selected based on a pre-specified interim analysis from DENALI Part 2a. The FDA acknowledged the DENALI Part 2 study population, including the 2c cohort, has the potential to support an accelerated approval pathway, subject to the strength of the data and the landscape of approved agents at the time of regulatory action. The FDA has granted Fast Track Designation to azenosertib for the treatment of patients with Cyclin E1-positive PROC.

The integrated dataset of DENALI Parts 2a, 2b, and 2c is designed to support accelerated approval in the Cyclin E1 biomarker-selected patient population, subject to regulatory review. We expect to provide a topline readout of DENALI Part 2 in the first half of 2027 to allow for data maturation post full enrollment.

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

•Combination – Phase 1b Clinical Trial of Azenosertib and Chemotherapy or Bevacizumab in Ovarian Cancer (MUIR - ZN-c3-002) MUIR is a multi-part, open-label Phase 1b clinical trial evaluating the safety, efficacy and preliminary clinical activity of azenosertib in combination in patients with ovarian cancer. The study design consists of the following parts:

▪Part 1: Enrolled patients with PROC treated with azenosertib in combination with one of four chemotherapy regimens: carboplatin, gemcitabine, pegylated liposomal doxorubicin, or paclitaxel. Primary objectives were safety and tolerability, with key secondary objectives including clinical activity assessed by objective response rate, duration of response, and progression-free survival per RECIST v1.1. In May 2026, we announced data from MUIR Part 1 focusing on azenosertib in combination with paclitaxel in PROC as paclitaxel is commonly used across multiple tumor types, including ovarian cancer. These data are described in the next section below titled “Recent Data and Presentations.” Data from the other combination arms will be presented at a later date.

▪Part 2: Evaluating azenosertib in combination with bevacizumab as a maintenance regimen (in the first line, or 1L, or second line, or 2L, of treatment) in patients with advanced ovarian, peritoneal, or fallopian tube cancer following platinum-based chemotherapy. The dose escalation portion will determine the recommended dose for azenosertib orally once daily 5 days on, 2 days off in 21-day cycles in combination with bevacizumab 15mg/kg intravenously on Day 1 of each 21-day cycle. The dose expansion portion will evaluate azenosertib at the recommended dose determined from the dose escalation portion in combination with bevacizumab. The dose expansion portion is expected to enroll approximately 40 patients with platinum-sensitive ovarian cancer in 2L who progressed while on a PARP inhibitor for 1L maintenance. The primary objective is safety and tolerability; secondary objectives include preliminary clinical activity of the combination as assessed by progression-free survival for the dose expansion portion. The dose expansion portion is currently enrolling.

Recent Data and Presentations

In April 2026 at the AACR Annual Meeting, we presented a poster with preclinical data showing encouraging activity and tolerability of azenosertib combinations in treatment-naïve and ADC-resistant triple negative breast cancer, or TNBC, supporting the potential for pipeline expansion beyond ovarian cancer. At this meeting, we also presented a poster with real-world data demonstrating that Cyclin E1-positive ovarian cancer patients have significantly worse outcomes, independent of CCNE1 gene amplification status, reinforcing the potential for azenosertib to address the unmet need for these patients.

In May 2026, we presented data from Part 1 of the Phase 1b MUIR trial at the ASCO Annual Meeting. The findings reflect a December 1, 2025 data cutoff and include 46 patients who received azenosertib across four dose cohorts — 200 mg QD continuously or 200 mg, 250 mg, or 300 mg QD intermittently (5 days on, 2 days off) — in combination with paclitaxel 80 mg/m². All patients had received prior paclitaxel. The data showed combinability and activity of azenosertib in an all-comer PROC setting, demonstrating the potential for azenosertib in multiple lines of ovarian cancer and more broadly in combination with cytotoxic agents in other tumor types. For a summary of the data we presented at the ASCO Annual Meeting, please refer to the 8-K Current Report we filed with the SEC on May 21, 2026.

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

Since inception, we have incurred significant operating losses. Our net losses were $137.1 million for the year ended December 31, 2025. We had net losses of $77.6 million and $75.2 million for the six months ended June 30, 2026 and June 30, 2025, respectively. We had an accumulated deficit of $1.3 billion as of June 30, 2026. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We had cash, cash equivalents and marketable securities of $174.6 million as of June 30, 2026. We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements into late 2027. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

License Agreements and Strategic Collaborations
Recurium IP Holdings, LLC License Agreement
In December 2014, our wholly owned subsidiary, Zeno Pharmaceuticals, Inc., entered into the Recurium Agreement, with Recurium IP Holdings, LLC, or Recurium IP, which was subsequently amended, under which Zeno Pharmaceuticals, Inc. was granted an exclusive worldwide license to certain intellectual property rights owned or controlled by Recurium IP to develop and commercialize pharmaceutical products for the treatment or prevention of disease, other than for providing pain relief. Following a corporate restructuring, our wholly owned subsidiary, Zeno Management, Inc., or ZMI, became the Zentalis contracting party to the Recurium Agreement. The intellectual property rights exclusively licensed by ZMI under the Recurium Agreement include certain intellectual property covering azenosertib. ZMI has the right to sublicense its rights under the Recurium Agreement, subject to certain conditions. ZMI is required to use commercially reasonable efforts to develop and commercialize at least one product that comprises or contains a compound modulating one of ten specific biological targets and to execute certain development activities.

Under the terms of the Recurium Agreement, ZMI is obligated to make development and regulatory milestone payments, pay royalties on net sales, and make certain sublicensing payments with respect to products that comprise or contain a compound modulating one of ten specific biological targets, including azenosertib. ZMI is obligated to make development and regulatory milestone payments for each such licensed product of up to $44.5 million, which covers the first two indications for which such licensed product receives regulatory approval and includes a $7.0 million milestone payment incurred as a result of the commencement of our Phase 3 ASPENOVA clinical trial and paid during the three months ended June 30, 2026. In the event that a licensed product receives regulatory approval in any additional indications beyond the first two, ZMI would be obligated to pay an additional one-time milestone payment for each such approval. In addition, ZMI is obligated to make milestone payments of up to $150,000 for certain licensed products used in animals. ZMI is also obligated to pay royalties on sales of such licensed products at a mid- to high-single digit percentage. In addition, if ZMI chooses to sublicense or assign to any third parties its rights under certain patents exclusively in-licensed under the Recurium Agreement, ZMI must pay to Recurium IP 20% of certain sublicensing income received in connection with such transaction.

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

The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Azenosertib	$23,687	$10,945	$40,227	$20,551
Unallocated research and development expenses and discontinued programs	11,476	16,665	23,652	34,306
Total research and development expenses	$35,163	$27,610	$63,879	$54,857

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

Results of Operations
Comparison of Three Months Ended June 30, 2026 to Three Months Ended June 30, 2025
The following table summarizes our results of operations for the periods indicated, together with the changes in those items in dollars:

	Three Months Ended June 30,		Increase (Decrease)
	2026	2025
	(in thousands)
Operating Expenses
Research and development	$35,163	$27,610	$7,553
General and administrative	9,228	8,448	780
Total operating expenses	44,391	36,058	8,333
Loss from operations	(44,391)	(36,058)	(8,333)
Other Income (Expense)
Investment and other income, net	2,243	9,184	(6,941)
Net loss before income taxes	(42,148)	(26,874)	(15,274)
Income tax expense	138	—	138
Net loss	$(42,286)	$(26,874)	$(15,412)

Research and Development Expenses
Research and development expenses for the three months ended June 30, 2026 were $35.2 million, compared to $27.6 million for the three months ended June 30, 2025. The increase of $7.6 million was primarily due to a $7.0 million milestone payment to Recurium IP Holdings, LLC required as a result of the commencement of our Phase 3 ASPENOVA clinical trial and an increase of $5.2 million related to clinical expenses and drug manufacturing, including costs associated with advancing the DENALI and ASPENOVA trials. This increase was partially offset by a decrease of $4.5 million for personnel expense, of which $2.1 million was non-cash stock-based compensation, and a decrease of $0.1 million related to allocated overhead.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2026 were $9.2 million, compared to $8.4 million during the three months ended June 30, 2025. This increase of $0.8 million was primarily attributable to an increase of $1.7 million for consulting and outside services. This increase was partially offset by a decrease of $0.9 million for non-cash stock-based compensation.

Investment and Other Income, Net
Investment and other income (expense), net was $2.2 million for the three months ended June 30, 2026, compared to $9.2 million for the three months ended June 30, 2025. The decrease of $7.0 million was primarily driven by a non-cash recognized gain of $4.6 million on the mark to market adjustment for equity securities during the three months ended June 30, 2025 and a decrease of $1.7 million in returns on invested cash and marketable debt securities. A gain of $0.5 million on fixed assets sold during the three months ended June 30, 2025 and a decrease of $0.2 million in other income and expense accounts also contributed to the overall decrease.

Comparison of Six Months Ended June 30, 2026 to Six Months Ended June 30, 2025
The following table summarizes our results of operations for the periods indicated, together with the changes in those items in dollars:

	Six Months Ended June 30,		Increase (Decrease)
	2026	2025
	(in thousands)
Operating Expenses
Research and development	$63,879	$54,857	$9,022
General and administrative	18,367	19,028	(661)
Restructuring	—	7,796	(7,796)
Total operating expenses	82,246	81,681	565
Loss from operations	(82,246)	(81,681)	(565)
Other Income (Expense)
Investment and other income, net	4,866	6,528	(1,662)
Net loss before income taxes	(77,380)	(75,153)	(2,227)
Income tax expense	258	—	258
Net loss	$(77,638)	$(75,153)	$(2,485)
Research and Development Expenses
Research and development expenses for the six months ended June 30, 2026 were $63.9 million, compared to $54.9 million for the six months ended June 30, 2025. The increase of $9.0 million was primarily due to a $7.0 million milestone payment to Recurium IP Holdings, LLC required as a result of the commencement of our Phase 3 ASPENOVA clinical trial and an increase of $11.5 million related to clinical expenses and drug manufacturing, including costs associated with advancing the DENALI and ASPENOVA trials. These increases were partially offset by a decrease of $8.4 million for personnel expense, of which $3.4 million was non-cash stock-based compensation and a decrease of $1.1 million related to a one time impairment charge recorded during the quarter ended March 31, 2025.

General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2026 were $18.4 million, compared to $19.0 million during the six months ended June 30, 2025. This decrease of $0.6 million was attributable to a decrease of $2.8 million of personnel expense of which $2.2 million was non-cash stock-based compensation. This decrease was partially offset by an increase of $2.2 million related primarily to consulting and outside services.

Restructuring Expenses
On January 22, 2025, our Board of Directors approved a strategic restructuring of the Company to support execution of late-stage development for azenosertib, and extend its cash runway beyond a potentially registration-enabling azenosertib data readout from the Company’s DENALI Part 2 study, anticipated in the first half of 2027. In connection with this strategic restructuring, the Company reduced its workforce by approximately 40%.

Restructuring expenses for the six months ended June 30, 2026 were zero, compared to $7.8 million during the six months ended June 30, 2025.

Investment and Other Income, Net
Investment and other income (expense), net was $4.9 million for the six months ended June 30, 2026, compared to $6.5 million for the six months ended June 30, 2025. The decrease of $1.6 million was primarily driven by a decrease of $3.5 million in returns on invested cash and marketable debt securities partially offset by a non-cash recognized loss of $2.4 million on the mark to market adjustment for equity securities during the six months ended June 30, 2025. A gain of $0.5 million on fixed assets sold during the six months ended June 30, 2025 also contributed to the overall decrease.

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
We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity securities. From inception through June 30, 2026, we raised a total of $1.2 billion in gross proceeds from the sale of shares of our common stock and convertible preferred units. As of June 30, 2026, we had $24.8 million in cash and cash equivalents, $149.8 million in marketable debt securities, and an accumulated deficit of $1.3 billion. We maintain the majority of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. We had no indebtedness as of June 30, 2026.

ATM Program
In May 2021, the Company entered into a sales agreement, or the Sales Agreement, with SVB Leerink Partners LLC, or SVB Leerink, as sales agent (the “Sales Agreement”), pursuant to which the Company may, from time to time, issue and sell common stock with an aggregate value of up to $75.0 million in “at-the-market” offerings, or the ATM, under the Company’s Registration Statement on Form S-3 (File No. 333-286122) filed with the SEC, on March 26, 2025. Sales of common stock, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or any other existing trading market for the Company’s common stock. In December 2025, the Company sold 3,928,571 shares of common stock under the Sales Agreement at a price of $1.40 per share, raising aggregate gross proceeds of $5.5 million before fees and expenses of $0.1 million. As of June 30, 2026, there was $69.5 million of our common stock remaining available for sale under our ATM.
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
Cash Flows
The following table summarizes our sources and uses of cash for the period presented:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(70,192)	$(67,344)
Net cash provided by investing activities	60,038	70,853
Net cash (used in) provided by financing activities	(1,058)	189
Net (decrease) increase in cash and cash equivalents	$(11,212)	$3,698
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2026 was $70.2 million, consisting primarily of our net loss of $77.6 million as we incurred expenses associated with research and development activities for our product candidate and general and administrative activities, partially offset by changes in operating assets and liabilities of $1.0 million and non-cash adjustments of $6.4 million.
Net cash used in operating activities for the six months ended June 30, 2025 was $67.3 million, consisting primarily of our net loss of $75.2 million as we incurred expenses associated with the restructuring event, research and development activities for our product candidates and incurred general and administrative expenses, as well as changes in operating assets and liabilities of $6.6 million and non-cash adjustments of $14.4 million.
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2026 of $60.0 million was primarily attributable to proceeds from maturities of marketable securities of $120.0 million, offset by net investment of excess cash of $59.9 million.
Net cash provided by investing activities for the six months ended June 30, 2025 of $70.9 million was attributable to proceeds from maturities of marketable securities of $130.0 million and proceeds from sale of property and equipment of $0.6 million, offset by net investment of excess cash of $59.7 million.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2026 of $1.1 million resulted from cash used for the net-settlement of restricted stock unit vesting of $1.5 million partially offset by proceeds of $0.4 million from the issuance of common stock under equity incentive plans .
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

As of June 30, 2026, we have $4.1 million and $33.6 million in current and long-term lease liabilities, respectively. We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements into late 2027. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drugs, it is difficult to estimate with certainty the amount of our working capital requirements. Our future funding requirements will depend on many factors, including:
•the progress, costs and results of our clinical trials and seeking regulatory and marketing authorizations for azenosertib as a treatment for patients with Cyclin E1-positive PROC and, resources allowing, any additional indications, and any future product candidates;
•our efforts and costs to establish sales, marketing, and distribution infrastructure to commercialize azenosertib or any future product candidates for which we obtain approval;
•the progress, costs and results to develop and commercialize a companion diagnostic to identify patients with Cyclin E1-positive PROC;
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred net losses in almost every reporting period since our inception, we have not generated any revenue from product sales to date, and we have financed our operations principally through private financings, our initial public offering, or IPO, and follow-on public offerings of our common stock. We incurred a net loss of $137.1 million for the year ended December 31, 2025. We had a net loss of $77.6 million and $75.2 million for the six months ended June 30, 2026 and June 30, 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $1.3 billion. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential products.
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
Our business depends entirely on the successful discovery, development and commercialization of azenosertib and any future product candidates. We currently generate no revenues from sales of any products. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate product revenue and achieve profitability depends significantly on our ability, or any future collaborator’s ability, to achieve a number of objectives, including:
•successful and timely completion of the clinical development of azenosertib as a monotherapy for the treatment of Cyclin E1-positive PROC, successful and timely completion of the development of a companion diagnostic with a diagnostic partner to identify patients with Cyclin E1-positive PROC, and meeting the associated costs thereof, including any unforeseen costs we have incurred and may continue to incur as a result of delays including due to competing clinical trials leading to lower enrollment in our clinical trials, public health emergencies, U.S. and global economic issues, such as rising inflation, or ongoing military conflicts, among other causes;
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
As of June 30, 2026, we had cash and cash equivalents and marketable securities of $174.6 million. Based on current business plans, we believe that our existing cash, cash equivalents and marketable securities as of June 30, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements into late 2027, but will not be sufficient to fund all of the activities that are necessary to complete the development of azenosertib and any future product candidates. This estimate is based on assumptions that may prove to be wrong, such as those relating to the timing and anticipated results of our clinical trials, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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
•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a New Drug Application, or an NDA, or Biologics License Application, or BLA, or other submission or to obtain regulatory approval in the United States or elsewhere;
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

•subjects choosing an alternative treatment for the indication for which a product candidate is being developed, or participating in competing clinical trials, which could lead to enrollment in our clinical trials being lower than required or taking longer than we have planned;
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

If we experience delays or difficulties in activating clinical trial sites or the enrollment and/or continuing participation of patients in clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
Patient enrollment is a significant factor in the timing of clinical trials, and the timing of our clinical trials depends, in part, on the speed at which we can activate clinical trial sties and recruit patients to participate in our trials, as well as completion of required follow-up periods. We may not be able to initiate or continue clinical trials for azenosertib and any future product candidates if we or our CROs are unable to identify, contract with or timely activate a sufficient number of clinical trial sites at which to conduct these trials, or are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to each such trial’s conclusion as required by the FDA or ex-U.S. regulatory authorities. Additionally, certain clinical trials for future product candidates may be focused on indications with relatively small patient populations, which may further limit enrollment of eligible patients or may result in slower enrollment than we anticipate. The eligibility criteria of our clinical trials, once established, may further limit the pool of available trial participants.

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
As of June 30, 2026, our executive officers and directors, combined with our stockholders who owned more than 5% of our common stock, together with their respective affiliates, owned a significant percentage of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as matters related to our management and affairs. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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
Item 5. Other Information.
Insider Trading Arrangements and Policies.
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Zentalis Pharmaceuticals, Inc.

Date: August 6, 2026	By:	/s/ Julie Eastland
Julie Eastland
President and Chief Executive Officer
(principal executive officer)
Date: August 6, 2026	By:	/s/ Vincent A. Vultaggio
Vincent A. Vultaggio
Senior Vice President, Finance and Principal Accounting Officer
(principal financial and accounting officer)