Form 10-Q
period 2026-09-30
Zentalis Pharmaceuticals, Inc.
filed 2026-11-09
CIK 1725160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2026, the registrant had 98,265,863 shares of common stock, $0.001 par value per share, outstanding.

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
◦our plans for, including the timing and focus of, our ongoing and future clinical trials of azenosertib, including the reporting of data from those studies and trials and the timing thereof, including DENALI Part 2, our ASPENOVA Phase 3 confirmatory trial of monotherapy azenosertib in Cyclin E1-positive platinum-resistant ovarian cancer ("PROC") patients, our MUIR Phase 1b study evaluating azenosertib in combination with chemotherapy regimens and our potential clinical study of azenosertib in triple-negative breast cancer;
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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts and par value)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$24,029	$35,995
Marketable debt securities, available-for-sale	204,864	209,898
Prepaid expenses and other current assets	8,380	7,298
Total current assets	237,273	253,191
Property and equipment, net	2,348	2,770
Operating lease right-of-use assets	23,832	26,271
Prepaid expenses and other assets	4,113	4,108
Restricted cash	2,627	2,627
Total assets	$270,193	$288,967
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,335	$7,208
Accrued expenses	27,029	29,351
Total current liabilities	32,364	36,559
Long-term lease liability	32,442	35,704
Other long-term liabilities	500	500
Total liabilities	65,306	72,763
Commitments and contingencies (see Note 11)
EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 98,260,613 and 69,085,980 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	98	69
Additional paid-in capital	1,503,192	1,407,394
Accumulated other comprehensive (loss) income	(495)	196
Accumulated deficit	(1,297,908)	(1,191,455)
Total stockholders’ equity	204,887	216,204
Total liabilities and stockholders’ equity	$270,193	$288,967

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Expenses
Research and development	$22,334	$22,950	$86,213	$77,807
General and administrative	8,820	10,784	27,187	29,812
Restructuring	—	—	—	7,796
Total operating expenses	31,154	33,734	113,400	115,415
Loss from operations	(31,154)	(33,734)	(113,400)	(115,415)
Other Income (Expense)
Investment and other income, net	2,457	7,043	7,323	13,571
Net loss before income taxes	(28,697)	(26,691)	(106,077)	(101,844)
Income tax expense	118	—	376	—
Net loss	$(28,815)	$(26,691)	$(106,453)	$(101,844)
Net loss per common share outstanding, basic and diluted	$(0.34)	$(0.37)	$(1.41)	$(1.42)
Common shares used in computing net loss per share, basic and diluted	84,612	72,139	75,453	71,938

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(28,815)	$(26,691)	$(106,453)	$(101,844)
Other comprehensive loss:
Unrealized (loss) gain on marketable debt securities	(417)	127	(691)	(372)
Total comprehensive loss	$(29,232)	$(26,564)	$(107,144)	$(102,216)

See notes to condensed consolidated financial statements.

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating Activities:
Net loss	$(106,453)	$(101,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	456	582
Fixed asset impairment	—	1,152
Share-based compensation	9,626	17,600
Gain on disposal of equipment	—	(634)
Non-cash recognized loss on mark-to-market of equity securities	—	(1,087)
Accretion of discounts on marketable securities, net	(423)	(2,332)
Changes in operating assets and liabilities:
Contracts receivable	—	5,000
Prepaid expenses and other assets	(1,087)	3,691
Accounts payable and accrued liabilities	(4,588)	(16,583)
Operating lease right-of-use assets and liabilities, net	(430)	148
Net cash used in operating activities	(102,899)	(94,307)
Investing Activities:
Purchases of marketable securities	(175,234)	(109,250)
Proceeds from maturities of marketable securities	180,000	190,000
Proceeds from sale of marketable equity securities	—	17,855
Proceeds from sale of property and equipment	—	569
Purchases of property and equipment	(34)	—
Net cash provided by investing activities	4,732	99,174
Financing Activities:
Proceeds from issuance of common stock under equity incentive plans	707	304
Net-settlement of restricted stock unit vesting	(1,454)	—
Proceeds from issuance of common stock, net	86,948	—
Net cash provided by financing activities	86,201	304
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,966)	5,171
Cash, cash equivalents and restricted cash at beginning of period	38,622	36,528
Cash, cash equivalents and restricted cash at end of period	$26,656	$41,699

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows for the periods presented:

	September 30,
	2026	2025
Cash and cash equivalents	$24,029	$39,072
Restricted cash	2,627	2,627
Total cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows	$26,656	$41,699

See notes to condensed consolidated financial statements .

Zentalis Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Three Months Ended September 30, 2026
	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at June 30, 2026	71,669	$72	$1,412,745	$(78)	$(1,269,093)	$143,646
Share-based compensation expense	—	—	3,214	—	—	3,214
Other comprehensive loss	—	—	—	(417)	—	(417)
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions and offering costs	26,450	26	86,922	—	—	86,948
Issuance of common stock upon exercise of options	11	—	25	—	—	25
Shares issued under employee stock purchase plan	131	—	286	—	—	$286
Net loss	—	—	—	—	(28,815)	(28,815)
Balance at September 30, 2026	98,261	$98	$1,503,192	$(495)	$(1,297,908)	$204,887

	Nine Months Ended September 30, 2026

	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2025	69,086	$69	$1,407,394	$196	$(1,191,455)	$216,204
Share-based compensation expense	—	—	9,626	—	—	9,626
Other comprehensive loss	—	—	—	(691)	—	(691)
Issuance of common stock in connection with an equity offering, net of underwriting discounts, commissions and offering costs	26,450	26	86,922	—	—	86,948
Issuance of common stock in connection with restricted stock unit vesting, net	2,301	3	(1,457)	—	—	(1,454)
Stock option exercises	68	—	126	—	—	126
Shares issued under employee stock purchase plan	356	—	581	—	—	581
Net loss	—	—	—	—	(106,453)	(106,453)
Balance at September 30, 2026	98,261	$98	$1,503,192	$(495)	$(1,297,908)	$204,887

	Three Months Ended September 30, 2025
	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at June 30, 2025	72,135	$72	$1,403,912	$59	$(1,129,548)	$274,495
Share-based compensation expense	—	—	4,828	—	—	4,828
Other comprehensive loss	—	—	—	127	—	127
Issuance of common stock in connection with restricted stock unit vesting, net	13	—	—	—	—	—
Shares issued under employee stock purchase plan	98	—	115	—	—	115
Net loss	—	—	—	—	(26,691)	(26,691)
Balance at September 30, 2025	72,246	$72	$1,408,855	$186	$(1,156,239)	$252,874

	Nine Months Ended September 30, 2025
	Common		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2024	71,282	$71	$1,390,952	$558	$(1,054,395)	$337,186
Share-based compensation expense	—	—	17,600	—	—	17,600
Other comprehensive loss	—	—	—	(372)	—	(372)
Issuance and withholding of common stock in connection with restricted stock unit vesting, net	727	1	(1)	—	—	—
Shares issued under employee stock purchase plan	237	—	304	—	—	304
Net loss	—	—	—	—	(101,844)	(101,844)
Balance at September 30, 2025	72,246	$72	$1,408,855	$186	$(1,156,239)	$252,874
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Business
Organization
Zentalis Pharmaceuticals, Inc. (“Zentalis,” “We” or the “Company”) is a clinical-stage biopharmaceutical company developing azenosertib (ZN-c3), an investigational potentially first-in-class and best-in-class WEE1 inhibitor for patients with ovarian cancer and other tumor types. We are currently focused on advancing the clinical development of azenosertib in Cyclin E1-positive platinum-resistant ovarian cancer ("Cyclin E1-positive PROC"). The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. All of the Company’s tangible assets are held in the United States.
Liquidity
The Company has incurred significant net losses since inception and expects to continue to incur significant net losses for the foreseeable future as it pursues development of azenosertib. As of September 30, 2026, the Company had an accumulated deficit of $1.3 billion and cash, cash equivalents and marketable securities of $228.9 million. The Company does not have any products approved for commercial sale, has not generated any revenues from product sales and will not generate revenue from product sales unless and until it successfully completes clinical development, obtains regulatory approval for, and commercializes one or more of its product candidates.
Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statements issuance date. The Company determined that there are no conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that the interim unaudited condensed consolidated financial statements for the quarter ended September 30, 2026 are issued. Beyond that date, the Company may need to raise additional capital through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements to achieve its longer-term business objectives.
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

Under the terms of the Recurium Agreement, ZMI is obligated to make development and regulatory milestone payments, pay royalties on net sales, and make certain sublicensing payments with respect to products that comprise or contain a compound modulating one of ten specific biological targets, including azenosertib. ZMI is obligated to make development and regulatory milestone payments for each such licensed product of up to $44.5 million, which covers the first two indications for which such licensed product receives regulatory approval. During the nine months ended September 30, 2026, the Company incurred and paid a $7.0 million milestone payment to Recurium IP as a result of the commencement of our Phase 3 ASPENOVA clinical trial. The payment has been recorded as research and development expense in the condensed consolidated statement of operations. In the event that a licensed product receives regulatory approval in any additional indications beyond the first two, ZMI would be obligated to pay an additional one-time milestone payment for each such approval. In addition, ZMI is obligated to make milestone payments of up to $150 thousand for certain licensed products used in animals. ZMI is also obligated to pay royalties on sales of such licensed products at a mid- to high-single digit percentage. In addition, if ZMI chooses to sublicense or assign to any third parties its rights under certain patents exclusively in-licensed under the Recurium Agreement, ZMI must pay to Recurium IP 20% of certain sublicensing income received in connection with such transaction.

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
The following table presents information about reported significant segment expenses and net loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development (1):
Azenosertib external development costs	$11,436	$12,602	$51,663	$33,153
Unallocated research and development expenses and discontinued programs	10,898	10,348	34,550	44,654
Total research and development	22,334	22,950	86,213	77,807
General and administrative	8,820	10,784	27,187	29,812
Other (2)	2,339	7,043	6,947	5,775
Net loss	$(28,815)	$(26,691)	$(106,453)	$(101,844)
Adjustments for cash used in operations:
Non-cash expenses	3,216	898	9,659	15,281
Changes in working capital	(7,108)	(1,170)	(6,105)	(7,744)
Cash used in operations:	$(32,707)	$(26,963)	$(102,899)	$(94,307)

(1) The Company tracks external development costs by product candidate or development program, but does not allocate personnel costs, general license payments made under our licensing arrangements or other internal costs to specific development programs or product candidates. These costs are included in unallocated research and development expenses and discontinued programs.
(2) Other consists of investment and other income, net, restructuring charges and income tax expense.

6. Fair Value Measurement
Available-for-sale marketable debt securities consisted of the following (in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$1,969	$—	$(2)	$1,967
Corporate debt securities	$143,669	$—	$(400)	$143,269
US treasury securities	59,721	—	(93)	59,628
	$205,359	$—	$(495)	$204,864

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$159,767	$167	$(11)	$159,923
US treasury securities	49,935	40	—	49,975
	$209,702	$207	$(11)	$209,898

As of September 30, 2026, thirty-two of our available-for-sale debt securities with a fair market value of $204.9 million were in a gross unrealized loss position of $495 thousand. Thirty-two have been in a gross unrealized loss position of $495 thousand for less than one year and none have been in a gross unrealized loss position of more than one year. When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. Based on our review of these marketable securities, we believe none of the unrealized loss is as a result of a credit loss as of September 30, 2026, because we do not intend to sell these securities, and it is not more-likely-than-not that we will be required to sell these securities before the recovery of their amortized cost basis.

Contractual maturities of available-for-sale debt securities are as follows (in thousands):

	September 30, 2026	December 31, 2025
	Estimated Fair Value
Within one year	$176,944	$209,898
After one but within five years	27,920	—
	$204,864	$209,898

Equity investment gains (losses) comprised the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Change in unrealized investment gains during the year on securities held at the end of the period	$—	$495	$—	$224
Investment gains during the period on securities sold	—	2,975	—	863
Net gains recognized on equity securities	$—	$3,470	$—	$1,087

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
The Company had $0.5 million in contingent consideration liabilities as of September 30, 2026 and December 31, 2025 related to the agreement to terminate its Collaboration and License Agreements with the Company’s former affiliate, Zentera Therapeutics, Inc. (“Zentera”). The contingent consideration balance is limited to one potential milestone payment measured at fair value. The fair value of the contingent consideration is estimated based on the monetary value of the milestone discounted for the probability of achieving the milestone and a present value factor based on the timing of when the milestone is expected to be achieved. The value for the contingent consideration balance is based on significant inputs not observable in the market which represents Level 3 measurement within the fair value hierarchy.

The following table summarizes, by major security type, our cash equivalents and available-for-sale marketable securities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total estimated fair value
Financial assets:
Cash equivalents:
Money market funds	$9,603	$—	$—	$9,603
Total cash equivalents:	9,603	—	—	9,603

Available-for-sale marketable securities:
Commercial paper	—	1,967	—	1,967
Corporate debt securities	—	143,269	—	143,269
US treasury securities	59,628	—	—	59,628
Total available-for-sale marketable securities:	59,628	145,236	—	204,864

Total assets measured at fair value	$69,231	$145,236	$—	$214,467
Financial liabilities:
Contingent consideration	—	—	500	500
Total financial liabilities	$—	$—	$500	$500

	December 31, 2025
	Level 1	Level 2	Level 3	Total estimated fair value
Cash equivalents:
Money market funds	$18,637	$—	$—	$18,637
Total cash equivalents:	18,637	—	—	18,637

Available-for-sale marketable securities:
Corporate debt securities	—	159,923	—	159,923
US treasury securities	49,975	—	—	49,975
Total available-for-sale marketable securities:	49,975	159,923	—	209,898

Total assets measured at fair value	$68,612	$159,923	$—	$228,535
Financial liabilities:
Contingent consideration	—	—	500	500
Total financial liabilities	$—	$—	$500	$500

The following significant unobservable inputs were used in the valuation of the contingent consideration payable to Zentera as variable consideration for a change in control milestone payment of either zero or $15.0 million pursuant to the termination of our Collaboration and License Agreement at September 30, 2026 and December 31, 2025:

Contingent Consideration Liability	Fair Value as of September 30, 2026	Valuation Technique	Unobservable Input	Range
	(in thousands)
Milestone payment	$500	Discounted cash flow	Likelihood of occurrence	1.0% - 2.4%
			Discount rate	40%
			Expected term	Perpetuity
The following table reflects the activity for the Company’s contingent consideration, measured at fair value using Level 3 inputs (in thousands):

Contingent consideration at December 31, 2025	$500
Changes in the fair value of contingent consideration	—
Contingent consideration at September 30, 2026	$500
There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2026. The Company had one instrument that was classified within Level 3 as of September 30, 2026 and December 31, 2025. As of September 30, 2026 and December 31, 2025, no material fair value adjustments were required for non-financial assets and liabilities.
7. Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Prepaid insurance	$578	$300
Prepaid software licenses and maintenance	258	394
Foreign R&D credit refund	311	142
Prepaid research and development expenses	6,848	6,682
Interest receivable	2,292	1,928
Deferred tax asset	51	51
Sublease assets	655	496
Other prepaid expenses	1,500	1,413
Total prepaid expenses and other assets	12,493	11,406
Less long-term portion	4,113	4,108
Total prepaid expenses and other assets, current	$8,380	$7,298

8. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Leasehold improvements	$4,168	$4,168
Office equipment and furniture	1,277	1,277
Computer equipment	120	99
Subtotal	5,565	5,544
Accumulated depreciation and amortization	(3,217)	(2,774)
Property and equipment, net	$2,348	$2,770
Depreciation and amortization expense for the three months ended September 30, 2026 and 2025 was approximately $152 thousand and $160 thousand, respectively. Depreciation and amortization expense for the nine months ended September 30, 2026 and 2025 was $456 thousand and $582 thousand, respectively.
9. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued research and development expenses	$14,497	$14,699
Accrued employee expenses	7,392	9,777
Accrued general and administrative expenses	340	466
Lease liability	4,266	3,873
Contingent consideration	500	500
Income taxes payable	175	194
Accrued legal expenses	359	342
Total accrued expenses	27,529	29,851
Less long-term portion	500	500
Total accrued expenses, current	$27,029	$29,351

10. Stockholders’ Equity
Follow-on Offering of Common Stock
On August 17, 2026, we completed a follow-on offering in which we issued and sold 26,450,000 shares of common stock at a public offering price of $3.50 per share. The total gross proceeds for the offering were approximately $92.6 million, before deducting approximately $5.7 million in underwriting discounts and commissions and offering expenses payable by the Company.
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

As of September 30, 2026, 11,007,511 shares were subject to outstanding awards under the 2020 Plan and 6,834,069 shares were available for future grants of share-based awards under the 2020 Plan.
In July 2022, the Company’s Board of Directors approved the Zentalis Pharmaceuticals, Inc. 2022 Employment Inducement Incentive Award Plan (the “2022 Inducement Plan”), which is used exclusively for the grant of equity awards to new employees as an inducement material to the employees’ entering into employment with the Company. As of September 30, 2026, the Board of Directors has reserved 8,775,000 shares of the Company’s common stock for issuance pursuant to awards granted under the 2022 Inducement Plan.
As of September 30, 2026, 7,317,460 shares were subject to outstanding awards under the 2022 Inducement Plan and 1,249,040 shares were available for future grants of share-based awards under the 2022 Inducement Plan.
Total share-based compensation expense related to share-based awards was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expense	$1,325	$388	$4,398	$7,413
General and administrative expense	1,889	4,440	5,228	10,187
Total share-based compensation expense	$3,214	$4,828	$9,626	$17,600
Share-based compensation expense by type of share-based award (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock Options	$2,016	$2,602	$6,302	$10,650
Employee Stock Purchase Plan	73	34	209	130
RSUs	1,125	2,192	3,115	6,820
	$3,214	$4,828	$9,626	$17,600
Stock Options and Restricted Stock Units
The exercise price of stock options granted is equal to the closing price of the Company’s common stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company estimates expected volatility based on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company uses the “simplified method” for estimating the expected term of employee options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years). The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has not issued any dividends and does not expect to issue dividends over the life of the options. As a result, the Company has estimated the dividend yield to be zero. The fair value of the stock options granted during the nine months ended September 30, 2026 and September 30, 2025 was determined with the following assumptions:

	September 30, 2026	September 30, 2025
Expected volatility	64.0% - 91.8%	55.9% - 67.2%
Average expected term (in years)	6.0 - 6.1	6.0 - 6.1
Risk-free interest rate	3.8% - 4.6%	3.9% - 4.4%
Expected dividend yield	—%	—%
Employee Stock Purchase Plan
Effective April 2020, the Company’s Board of Directors adopted, and the Company’s stockholders approved the Zentalis Pharmaceuticals, Inc. 2020 Employee Stock Purchase Plan (the “ESPP”), which was subsequently amended and restated effective March 15, 2021. The maximum aggregate number of shares of the Company’s common stock available for issuance under the ESPP at September 30, 2026 was 1,272,039. Under the terms of the ESPP, the Company’s employees may elect to have up to 20% of their compensation, up to a maximum of $21,250 per calendar year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lower of the fair market value per share (at closing) of the Company’s common stock on (i) the first trading day of a six-month offering period, or (ii) the applicable purchase date, defined as the last trading day of the six-month offering period. The weighted average assumptions used to estimate the fair value of stock purchase rights under the ESPP during the period ended are as follows:

Ended September 30, 2026
ESPP
Volatility	56.5%
Expected term (years)	0.5
Risk free rate	3.7%
Expected dividend yield	—
Compensation Expense Summary
Total unrecognized estimated compensation cost by type of award and the weighted average requisite service period over which such expense is expected to be recognized (in thousands, unless otherwise noted):

	September 30, 2026
	Unrecognized Expense	Remaining Weighted-Average Recognition Period (years)
Stock options	$16,397	2.56
RSUs	$2,977	1.03

During the nine months ended September 30, 2026, we issued 68 thousand shares of common stock in connection with the exercises of stock options. Outstanding stock options and unvested RSUs totaling approximately 15.5 million shares and 2.8 million shares of our common stock, respectively, were outstanding as of September 30, 2026.

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

Leases
Our commitments include payments related to operating leases. Approximate annual future minimum operating lease payments as of September 30, 2026 are as follows (in thousands):

Year	Operating Leases
2026 (remaining)	$1,823
2027	7,451
2028	7,760
2029	7,930
2030	8,105
Thereafter	14,983
Total minimum lease payments:	48,052
Less: imputed interest	11,344
Total operating lease liabilities	36,708
Less: current portion	4,266
Lease liability, net of current portion	$32,442
The weighted-average remaining lease term of our operating leases is approximately 6.0 years.
On March 6, 2023, we entered into a sublease agreement pursuant to which we sublet the office space located at 1359 Broadway, Suites 1710 and 1800 in New York, New York to a subtenant. For the three and nine months ended September 30, 2026, we recorded lease income of $0.4 million and $1.1 million relating to our New York sublease.

12. Net Loss Per Common Share
Basic and diluted net loss per common share were calculated as follows (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(28,815)	$(26,691)	$(106,453)	$(101,844)
Denominator:
Weighted average number of common shares outstanding basic and diluted	84,612	72,139	75,453	71,938
Net loss per common share	$(0.34)	$(0.37)	$(1.41)	$(1.42)
Our potential and dilutive securities, which include outstanding stock options and unvested RSUs have been excluded from the computation of diluted net loss per common share as the effect would be anti-dilutive.
The following common stock equivalents have been excluded from the calculations of diluted net loss per common share because their inclusion would be antidilutive (in thousands).

	September 30,
	2026	2025
Outstanding stock options	15,535	12,356
Unvested RSUs	2,790	5,770
	18,325	18,126

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
Overview

We are a clinical-stage biopharmaceutical company developing azenosertib (ZN-c3), an investigational, potentially first-in-class and best-in-class WEE1 inhibitor, for patients with ovarian cancer and other tumor types. In clinical trials, azenosertib has been well tolerated and has demonstrated anti-tumor activity as a single agent across multiple tumor types. We are currently focused on advancing the clinical development of azenosertib in Cyclin E1-positive platinum-resistant ovarian cancer, or PROC. We believe that our DENALI (ZN-c3-005) Part 2 clinical trial of azenosertib in patients with Cyclin E1-positive PROC, if successful, has the potential to support an accelerated approval, subject to U.S. Food and Drug Administration, or FDA, review and the treatment landscape at the time of regulatory action. Our Phase 3 ASPENOVA (ZN-c3-020) clinical trial is designed as a confirmatory trial to support conversion to potential full approval, subject to data outcomes. We also believe that azenosertib has broad franchise potential beyond Cyclin E1-positive PROC. We exclusively in-license or solely own worldwide development and commercialization rights to azenosertib.

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

Clinical Development Program

The following ongoing and planned studies constitute the current clinical development program for azenosertib:

•Monotherapy – Phase 2 Clinical Trial in PROC (DENALI - ZN-c3-005)

▪DENALI Part 1b is a fully enrolled single-arm study that evaluated azenosertib monotherapy at 400 mg QD 5:2 (single daily dose on an intermittent schedule of five days on and two days off), in 102 patients with PROC. Tissue collection for biomarker assessment was mandated in the study and upon a retrospective analysis, approximately 50% of the patients were Cyclin E1-positive per our IHC cutoff. In October 2026, we presented an overall survival analysis from this study at ESMO. These data are described in the next section below titled “Recent Data and Presentations.”

▪DENALI Part 2 is prospectively enrolling PROC patients with Cyclin E1 protein overexpression based on our proprietary IHC cutoff. Part 2 consists of three cohorts across a seamless design that may support accelerated approval in patients with Cyclin E1-positive PROC, pending positive study outcomes, further discussions with the FDA and the treatment landscape at the time of the regulatory action. The study design consists of the following parts:

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

◦Part 2c: Broadening study population, which is expected to include up to approximately 40 patients previously treated with a taxane-containing regimen for PROC, with 1-4 prior lines of therapy allowed, including prior mirvetuximab in patients with high FRα. Enrollment in this cohort is scheduled to complete in November 2026.

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

The integrated dataset of DENALI Parts 2a, 2b, and 2c is designed to support accelerated approval in the Cyclin E1 biomarker-selected patient population, subject to regulatory review. In light of an evolving landscape in PROC, we plan to discuss the DENALI data with the FDA in 2027 to assess the accelerated approval opportunity. We expect to provide a topline readout of DENALI Part 2 in the first half of 2027.

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

•Combination - Triple-Negative Breast Cancer Combination Study Planning Based on encouraging preclinical data, we are actively planning a combination clinical study of azenosertib in triple-negative breast cancer.

Recent Data and Presentations

European Society for Medical Oncology (ESMO) 2026. In October 2026, we presented an overall survival, or OS, analysis from DENALI Part 1b at the ESMO Annual Meeting, the first OS analysis for azenosertib. As of the May 22, 2026 data cutoff, in patients with Cyclin E1-postive PROC tumors (n=48), a median OS of 15.9 months (95% CI, 8.7-21.2), with 31 events (65%), was observed. In patients with Cyclin E1-negative PROC tumors (n=46), a median OS of 7.5 months (95% CI, 5.8-12.3), with 34 events (74%), was observed. The Cyclin E1 status of 94 patients was retrospectively determined by our IHC cutoff.

In patients with Cyclin E1-postive PROC tumors who were response-evaluable (patients who had at least one scan after receiving azenosertib), an overall response rate, or ORR, of 37.2% (95% CI, 23.0-53.3) was observed. In all patients with Cyclin E1-positive PROC tumors, an ORR of 33.3% (95% CI, 20.4-48.4) was observed. As of the May 22, 2026 data cutoff, the median duration of response, or mDOR, was approximately 5.5 months (95% CI, 4.5-15.9), including two patients with responses exceeding 15 and 20 months.

The median relative dose intensity was 84.6%, confirming high overall exposure to azenosertib.

The safety profile was consistent with what was previously disclosed in March 2025. The most common treatment-related adverse events, or TRAEs, were nausea, fatigue, diarrhea, thrombocytopenia, decreased appetite, anemia, and neutropenia. The most common non-hematologic Grade 3+ TRAEs was fatigue (16%). The most common hematologic TRAEs were thrombocytopenia (12%), anemia (11%), and neutropenia (11%). There were two previously reported treatment-related Grade 5 events in the study (2.0%).

College of American Pathologists 2026 Annual Meeting. In October 2026, we presented a poster at the College of American Pathologists 2026 Annual Meeting on the development and analytical validation of a laboratory-developed test, or LDT, for detecting Cyclin E1 protein expression by IHC in high-grade serous ovarian cancer, or HGSOC, tumor samples. The validation, conducted under College of American Pathologists/Clinical Laboratory Improvement Amendments, or CAP/CLIA, standards, demonstrated high specificity for nuclear Cyclin E1 detection, epitope stability for at least 52 weeks, and high concordance across laboratories and readers throughout prospective clinical study execution. We believe these data support the suitability of the LDT for prospective biomarker screening in HGSOC patients.

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

Since inception, we have incurred significant operating losses. Our net losses were $137.1 million for the year ended December 31, 2025. We had net losses of $106.5 million and $101.8 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. We had an accumulated deficit of $1.3 billion as of September 30, 2026. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We had cash, cash equivalents and marketable securities of $228.9 million as of September 30, 2026. We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements into the first half of 2028. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
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
The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Azenosertib	$11,436	$12,602	$51,663	$33,153
Unallocated research and development expenses and discontinued programs	10,898	10,348	34,550	44,654
Total research and development expenses	$22,334	$22,950	$86,213	$77,807

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

Results of Operations
Comparison of Three Months Ended September 30, 2026 to Three Months Ended September 30, 2025
The following table summarizes our results of operations for the periods indicated, together with the changes in those items in dollars:

	Three Months Ended September 30,		Increase (Decrease)
	2026	2025
	(in thousands)
Operating Expenses
Research and development	$22,334	$22,950	$(616)
General and administrative	8,820	10,784	(1,964)
Total operating expenses	31,154	33,734	(2,580)
Loss from operations	(31,154)	(33,734)	2,580
Other Income (Expense)
Investment and other income, net	2,457	7,043	(4,586)
Net loss before income taxes	(28,697)	(26,691)	(2,006)
Income tax expense	118	—	118
Net loss	$(28,815)	$(26,691)	$(2,124)

Research and Development Expenses
Research and development expenses for the three months ended September 30, 2026 were $22.3 million, compared to $23.0 million for the three months ended September 30, 2025. The $0.7 million decrease was primarily attributable to a $6.2 million decrease in clinical trial expenses for certain studies that reached or are near completion, partially offset by a $3.8 million increase in expenses for ongoing clinical trials open for enrollment, a $0.8 million increase in companion diagnostic development expenses and a $0.9 million increase in personnel-related expenses and allocated overhead.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2026 were $8.8 million, compared to $10.8 million during the three months ended September 30, 2025. The $2.0 million decrease was primarily attributable to a $2.7 million decrease in personnel-related expenses partially offset by a $0.7 million increase primarily related to consulting and outside services.

Investment and Other Income, Net
Investment and other income, net was $2.4 million for the three months ended September 30, 2026, compared to $7.0 million for the three months ended September 30, 2025. The $4.6 million decrease was primarily attributable to the absence of $3.5 million of other income recognized in 2025 resulting from a change in the fair value of marketable equity securities, as well as a $1.1 million decrease in returns on invested cash and marketable debt securities.

Comparison of Nine Months Ended September 30, 2026 to Nine Months Ended September 30, 2025
The following table summarizes our results of operations for the periods indicated, together with the changes in those items in dollars:

	Nine Months Ended September 30,		Increase (Decrease)
	2026	2025
	(in thousands)
Operating Expenses
Research and development	$86,213	$77,807	$8,406
General and administrative	27,187	29,812	(2,625)
Restructuring	—	7,796	(7,796)
Total operating expenses	113,400	115,415	(2,015)
Loss from operations	(113,400)	(115,415)	2,015
Other Income (Expense)
Investment and other income, net	7,323	13,571	(6,248)
Net loss before income taxes	(106,077)	(101,844)	(4,233)
Income tax expense	376	—	376
Net loss	$(106,453)	$(101,844)	$(4,609)
Research and Development Expenses
Research and development expenses for the nine months ended September 30, 2026 were $86.2 million, compared to $77.8 million for the nine months ended September 30, 2025. The $8.4 million increase was primarily attributable to a $7.0 million milestone payment to Recurium IP Holdings, LLC triggered by the commencement of our Phase 3 ASPENOVA clinical trial; an $8.8 million increase in clinical trial expenses, including costs associated with advancing the DENALI and ASPENOVA trials; a $1.5 million increase in drug manufacturing costs; and a $0.4 million increase in companion diagnostic development costs. These increases were partially offset by a $7.7 million decrease in personnel-related expenses, the absence of a $1.1 million one-time impairment charge recorded in 2025, and a $0.5 million decrease in allocated overhead and other miscellaneous costs.

General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2026 were $27.2 million, compared to $29.8 million during the nine months ended September 30, 2025. The $2.6 million decrease was primarily attributable to a $5.5 million decrease in personnel-related expenses, partially offset by a $2.9 million increase primarily related to consulting and outside services.

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

Restructuring expenses for the nine months ended September 30, 2026 were zero, compared to $7.8 million during the nine months ended September 30, 2025.

Investment and Other Income, Net
Investment and other income, net was $7.3 million for the nine months ended September 30, 2026, compared to $13.6 million for the nine months ended September 30, 2025. The $6.3 million decrease was primarily attributable to a $4.5 million decrease in returns on invested cash and marketable debt securities, the absence of $1.1 million of other income recognized during the nine months ended September 30, 2025 resulting from a change in the fair value of marketable equity securities, and the absence of a $0.7 million miscellaneous gain recognized during the nine months ended September 30, 2025.

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

We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily through the sale of equity securities. From inception through September 30, 2026, we raised a total of $1.3 billion in gross proceeds from the sale of shares of our common stock and convertible preferred units, including a total of $92.6 million in gross proceeds from our follow-on offering in August 2026. As of September 30, 2026, we had $24.0 million in cash and cash equivalents, $204.9 million in marketable debt securities, and an accumulated deficit of $1.3 billion. We maintain the majority of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. We had no indebtedness as of September 30, 2026.

ATM Program
In May 2021, the Company entered into a sales agreement, or the Sales Agreement, with SVB Leerink Partners LLC, or SVB Leerink, as sales agent (the “Sales Agreement”), pursuant to which the Company may, from time to time, issue and sell common stock with an aggregate value of up to $75.0 million in “at-the-market” offerings, or the ATM, under the Company’s Registration Statement on Form S-3 (File No. 333-286122) filed with the SEC, on March 26, 2025. Sales of common stock, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or any other existing trading market for the Company’s common stock. In December 2025, the Company sold 3,928,571 shares of common stock under the Sales Agreement at a price of $1.40 per share, raising aggregate gross proceeds of $5.5 million before fees and expenses of $0.1 million. As of September 30, 2026, there was $69.5 million of our common stock remaining available for sale under our ATM.
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
Cash Flows
The following table summarizes our sources and uses of cash for the period presented:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(102,899)	$(94,307)
Net cash provided by investing activities	4,732	99,174
Net cash provided by financing activities	86,201	304
Net (decrease) increase in cash and cash equivalents	$(11,966)	$5,171
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2026 was $102.9 million, consisting primarily of our net loss of $106.5 million as we incurred expenses associated with research and development activities for our product candidate and general and administrative activities as well as changes in operating assets and liabilities of $6.1 million, offset by non-cash adjustments of $9.7 million.

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
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2026 of $4.7 million was primarily attributable to proceeds from maturities of marketable securities of $180.0 million, offset by net investment of excess cash of $175.2 million.
Net cash provided by investing activities for the nine months ended September 30, 2025 of $99.2 million was attributable to proceeds of maturities of marketable securities of $190.0 million, the sale of marketable equity securities of $17.9 million, and proceeds from sale of property and equipment of $0.6 million, offset by net investment of excess cash of $109.3 million.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2026 of $86.2 million primarily relates to the August 2026 follow-on offering, which provided net cash of $86.9 million as well as $0.7 million from the issuance of common stock under equity incentive plans offset by $1.4 million of cash used for the net-settlement of restricted stock unit vesting.
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

As of September 30, 2026, we have $4.3 million and $32.4 million in current and long-term lease liabilities, respectively. We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements into the first half of 2028. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred net losses in almost every reporting period since our inception, we have not generated any revenue from product sales to date, and we have financed our operations principally through private financings, our initial public offering, or IPO, and follow-on public offerings of our common stock. We incurred a net loss of $137.1 million for the year ended December 31, 2025. We had a net loss of $106.5 million and $101.8 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $1.3 billion. Our losses have resulted principally from expenses incurred in research and development of our product candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses as we discover, develop and market additional potential products.
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. If our azenosertib development program continues to advance successfully, we expect our expenditures to increase as we execute our Phase 3 confirmatory clinical trial and prepare for potential commercialization. Even if azenosertib or any future product candidate that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond our expectations if we are required by the FDA, the European Medicines Agency, or the EMA, or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. We are incurring costs related to collaborating with a diagnostic company for the development, manufacturing and supply of a companion diagnostic to identify patients with Cyclin E1-positive PROC, and we may in the future incur costs relating to additional diagnostic tools for biomarkers associated with azenosertib and any future product candidates. Other unanticipated costs may also arise. In addition, if we obtain marketing approval for any of our product candidates, including azenosertib, we expect to incur significant commercialization expenses related to drug sales, marketing, manufacturing and distribution. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop. We have also incurred, and expect to continue to incur, costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations.
As of September 30, 2026, we had cash and cash equivalents and marketable securities of $228.9 million. Based on current business plans, we believe that our existing cash, cash equivalents and marketable securities as of September 30, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements into the first half of 2028, but will not be sufficient to fund all of the activities that are necessary to complete the development of azenosertib and any future product candidates. This estimate is based on assumptions that may prove to be wrong, such as those relating to the timing and anticipated results of our clinical trials, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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
In addition, we may have difficulty in establishing or maintaining development relationships with diagnostic partners, and we will face competition from other companies in establishing and maintaining these partnerships. We face similar risks with our relationships with diagnostic partners as we face with other collaborations - see "We have in the past and in the future may enter into collaborations with third parties for the research, development and commercialization of certain of the product candidates we may develop. If any of these collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates" above for more information.

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
Additionally, we or our collaborators may develop diagnostic tests, including companion diagnostic tests, such as the companion diagnostic test being developed by our diagnostic collaborator to identify patients with Cyclin E1-positive PROC relating to our development of monotherapy azenosertib for patients with Cyclin E1-positive PROC. Companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical products, will apply to companion diagnostics. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize any product candidates that we develop.

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
As is the case with pharmaceuticals generally, there have been and it is likely that in the future there may be side effects and AEs associated with our product candidates’ use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or ex-U.S. regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
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
The FDA’s and ex-U.S. regulatory authorities’ policies or implementation of existing policies may change and additional government regulations may be enacted, including as a result of the current U.S. presidential administration, that could prevent, limit or delay regulatory approval of our product candidates. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad.
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
Changes and/or disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example in 2025 and in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Further, in our operations as a public company, future or prolonged government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Further, the current U.S. presidential administration has issued certain policies and executive orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, which have led to substantial changes in senior personnel, and it remains unclear the degree to which these efforts and subsequent personnel changes may limit or otherwise adversely affect the FDA’s ability to conduct routine activities.

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
We have designed our DENALI (ZN-c3-005) Part 2 clinical trial of azenosertib in patients with Cyclin E1-positive PROC to support an accelerated approval, subject to supportive clinical data, FDA review and the landscape of approved agents at the time of regulatory action. In addition, we may in the future seek accelerated approval or another form of expedited development or review for azenosertib in another indication or future product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional confirmatory studies to verify and describe the drug’s clinical benefit. If such confirmatory studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug on an expedited basis. In addition the Food and Drug Omnibus Reform Act of 2022 provided the FDA statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval and additional oversight over confirmatory trials. Under these provisions, the FDA may, among other things, require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.

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

Prior to seeking accelerated approval or another form of expedited development or review for any of our product candidates, we intend to seek feedback from the FDA or ex-U.S. regulatory authorities and will otherwise evaluate our ability to seek and receive accelerated approval or another form of expedited development or review. For example, in an evolving PROC landscape where new agents receive full approval prior to DENALI’s regulatory action date for accelerated approval, azenosertib’s accelerated approval pathway may be limited or not available. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA or BLA, whichever is applicable, for accelerated approval or another form of expedited development, review or approval. Furthermore, if we decide to submit an application for accelerated approval or another form of expedited development, review or approval for azenosertib or any future product candidate, there can be no assurance that such submission or application will be accepted or that any such expedited development, review or approval will be granted on a timely basis, or at all. The FDA or ex-U.S. regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for azenosertib would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-

Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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
As another example, the U.S. Department of Justice's Data Security Program, or DSP, places limitations on U.S. companies’ ability to enter into (and in some cases prohibits) certain contracts involving transfers of sensitive personal data to business partners located in China, or with other specified links to China and other designated countries. The rule further requires U.S. persons to obtain from certain foreign counterparties contractual commitments to refrain from engaging in subsequent transfers of sensitive personal data to entities located in China or with other specified links to China and other designated countries. DSP requirements may affect certain of our contractual arrangements with vendors, clinical research organizations, clinical trial sites, laboratories, collaborators and other third parties, particularly where such arrangements involve access to personal health, genomic or other covered data. Compliance may require enhanced diligence, contractual protections, security controls, recordkeeping, reporting and auditing, and could increase our costs, delay or disrupt our operations, or limit our ability to engage certain persons or service providers. Actual or alleged violations could result in investigations, civil or criminal penalties, reputational harm and other adverse consequences.
Additionally, the California Consumer Privacy Act, as amended by the California Privacy Rights Act, or collectively, the CCPA, requires covered businesses that process the personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information, and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have passed in other states, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. To the extent that we are subject to or affected by HIPAA, the DSP, the CCPA or other privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
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
Much like the federal Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians is governed by the national laws of EU member states, and in the United Kingdom, by UK Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.
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
We currently contract manufacturing operations to third parties, and clinical quantities of azenosertib are manufactured by certain of these third parties outside the United States, including in China, and we expect to continue to use such third-party manufacturers for azenosertib. Any disruption in production or inability of our manufacturers in such ex-U.S. countries, including in China, to produce adequate quantities to meet our needs, whether as a result of a natural disaster or other causes, could impair our ability to operate our business on a day-to-

day basis and to continue our development of azenosertib. Furthermore, since these manufacturers are located outside the United States, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or ex-U.S. governments, political unrest or unstable economic conditions in such ex-U.S. countries, including in China. For example, the ongoing trade tensions between the United States and certain ex-U.S. governments, including China, have resulted in the imposition, expansion and periodic modification of tariffs and other trade restrictions on a broad range of imports, including chemicals and pharmaceutical inputs and additional measures or retaliatory actions could be implemented at any time. These actions could potentially disrupt or increase costs associated with our existing supply chains for clinical quantities of azenosertib and impose additional costs on our business. Furthermore, the BIOSECURE Act was enacted in December 2025, as Section 851 of the National Defense Authorization Act for Fiscal Year 2026 and has the potential to restrict the ability of U.S. biopharmaceutical companies to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Although we do not currently anticipate that supply of azenosertib will be affected by the implementation of the BIOSECURE Act, the impact of the BIOSECURE Act or any related legislation remains uncertain, and we are continuing to monitor regulatory developments including the publication of the list of designated biotechnology companies of concern expected by December 2026 and subsequent implementing guidance. Any of these matters could materially and adversely affect our business and results of operations. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidates and impair our competitive position.

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
Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for azenosertib and any future product candidates, proprietary technologies and their uses, our and our licensors’ ability to operate without infringing the proprietary rights of others, and our and our licensors’ ability to successfully defend our patents, including those that we have in-licensed, against third-party challenges. If we or our licensors are unable to protect our intellectual property rights or if our intellectual property rights are inadequate for our technology or azenosertib or any future product candidates, our competitive position could be harmed. We and our licensors generally seek to protect our proprietary position by filing patent applications in the United States and outside of the United States related to our product candidates, proprietary technologies and their uses that are important to our business. Our or our licensors’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our or our licensors’ patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents, if issued, will not be infringed or will not be designed around by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our and our licensors’ proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our or our licensors’ rights or permit us or our licensors to gain or keep any competitive advantage. These uncertainties and/or limitations in our and our licensors’ ability to properly protect the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operations.

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
As of September 30, 2026, our executive officers and directors, combined with our stockholders who owned more than 5% of our common stock, together with their respective affiliates, owned a significant percentage of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as matters related to our management and affairs. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
We will likely seek additional capital through a variety of means, which may include through public or private equity, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt or equity securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing may result in dilution to stockholders, imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.
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
Item 5. Other Information.
Insider Trading Arrangements and Policies.
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

Zentalis Pharmaceuticals, Inc.

Date: November 9, 2026	By:	/s/ Julie Eastland
Julie Eastland
President and Chief Executive Officer
(principal executive officer)
Date: November 9, 2026	By:	/s/ Vincent A. Vultaggio
Vincent A. Vultaggio
Senior Vice President, Finance and Principal Accounting Officer
(principal financial and accounting officer)